Form 10-Q
period 2001-06-30
MPOWER HOLDING CORP
filed 2001-08-14
CIK 1117042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                       COMMISSION FILE NUMBER 33339884-01



                           MPOWER HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    52-2232143
     (State of incorporation)               (I.R.S. Employer Identification No.)

                          175 SULLY'S TRAIL, SUITE 300
                               PITTSFORD, NY 14534
                    (Address of principal executive offices)

                                 (716) 218-6550
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                  YES[x] NO [ ]

         The number of shares outstanding of the issuer's common stock, as of August 9, 2001:

  Common stock (par value $0.001 per share) .... 59,615,724 shares outstanding

                           MPOWER HOLDING CORPORATION

                                      INDEX

                                                                                                                PAGE NO.
                                                                                                                --------
PART I--   FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets -- June 30, 2001 (Unaudited) and December 31, 2000...................        3

           Consolidated Statements of Operations -- Three and Six months ended June 30, 2001
           and 2000 (Unaudited).............................................................................        4

           Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity for
           the period from December 31, 1999 to June 30, 2001 (Unaudited)...................................        5

           Consolidated Statements of Cash Flows -- Six months ended June 30, 2001
           and 2000 (Unaudited).............................................................................        6

           Condensed Notes to Unaudited Interim Consolidated Financial Statements...........................        7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............       12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......................................       17

PART II--  OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................       18

Item 2.    Changes in Securities and Use of Proceeds........................................................       19

Item 4     Submission of Matters to a Vote of Security Holders..............................................       19

Item 6.    Exhibits and Reports on Form 8-K.................................................................       20

SIGNATURES .................................................................................................       22

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                           MPOWER HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JUNE  30,         DECEMBER 31,
                                                                 2001               2000
                                                                 ----               ----
                                                              (UNAUDITED)
                        ASSETS
Current assets:
    Cash and cash equivalents .........................        $  33,904         $    10,437
    Investments available-for-sale ....................          272,721             492,804
    Restricted investments ............................            1,082               1,065
    Accounts receivable, less allowance
      for doubtful accounts of $4,006 and
      $4,488 at June 30, 2001 and December
      31, 2000, respectively ..........................           17,100              27,970
    Prepaid expenses ..................................            5,167               2,973
                                                               ---------         -----------
             Total current assets .....................          329,974             535,249
Property and equipment, net ...........................          406,219             482,265
Deferred financing costs, net of accumulated
  amortization of $1,451 and $895 at
  June 30, 2001 and December 31, 2000, respectively ...            9,044              10,794
Goodwill and other intangibles, net of accumulated
  amortization of $8,147 at December 31, 2000 .........               --             137,469
Other assets ..........................................            6,141               6,683
                                                               ---------         -----------
        Total assets ..................................        $ 751,378         $ 1,172,460
                                                               =========         ===========

           LIABILITIES, REDEEMABLE PREFERRED
            STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt
      and capital lease obligations ...................        $   8,456         $     8,422
    Accounts payable:
        Trade .........................................           24,833              36,584
        Property and equipment ........................            9,033              39,263
    Accrued interest ..................................           13,975              15,613
    Accrued sales tax payable .........................            8,878               9,091
    Accrued network optimization cost .................           27,101               5,030
    Accrued other expenses ............................           20,581              20,045
                                                               ---------         -----------
        Total current liabilities .....................          112,857             134,048
Senior Notes, net of unamortized discount of
  $11,388 and $13,564 at June 30, 2001 and
  December 31, 2000, respectively .....................          420,100             466,845
Other long-term debt and capital lease obligations ....            5,999               9,814
                                                               ---------         -----------
             Total liabilities ........................          538,956             610,707
                                                               ---------         -----------
Commitments and contingencies
Redeemable preferred stock:
    10% Series C convertible preferred stock,
      1,250,000 shares authorized, issued and
      outstanding at June 30, 2001 and December
      31, 2000, respectively ..........................           44,696              42,760
    7.25% Series D convertible preferred stock
      3,014,388 shares and 4,140,000 shares
      authorized, issued and outstanding at
      June 30, 2001 and December 31, 2000, respectively          150,820             202,126
Stockholders' equity:
    Preferred stock 45,635,612 and 44,510,000
      shares authorized but unissued at June 30,
      2001 and December 31, 2000, respectively ........               --                  --
    Series E preferred stock, 100,000 shares
      authorized but unissued .........................               --                  --
    Common stock, $0.001 par value, 300,000,000
      shares authorized, 59,615,724 and 56,875,870
      shares issued at June 30, 2001 and December
      31, 2000, respectively ..........................               60                  57
Additional paid-in capital ............................          723,340             672,031
Accumulated deficit ...................................         (709,746)           (358,875)
Less: treasury stock, 13,710 shares, at cost ..........              (76)                (76)
Notes receivable from stockholders for
  issuance of common stock ............................           (5,294)             (5,294)
Accumulated other comprehensive income ................            8,622               9,024
                                                               ---------         -----------
             Total stockholders' equity ...............           16,906             316,867
                                                               ---------         -----------
             Total liabilities, redeemable preferred
               stock and stockholders' equity .........        $ 751,378         $ 1,172,460
                                                               =========         ===========

See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                     JUNE 30,                                 JUNE 30,
                                                                     --------                                 --------
                                                            2001                 2000                 2001                 2000
                                                        ------------         ------------         ------------         ------------
Operating revenues:
    Telecommunication services .................        $     49,653               30,918         $     96,255         $     56,376
Operating expenses:
    Cost of operating revenues .................              42,191               21,171               82,763               40,104
    Selling ....................................              16,886               15,215               32,768               22,841
    General and administrative .................              34,524               27,384               71,410               47,196
    Stock-based compensation expense ...........                 933                  (97)               1,867                1,479
    Non-recurring network optimization cost ....             209,083                   --              233,083                   --
    Depreciation and amortization ..............              22,476                8,183               44,045               14,944
                                                        ------------         ------------         ------------         ------------
                                                             326,093               71,856              465,936              126,564
                                                        ------------         ------------         ------------         ------------
        Loss from operations ...................            (276,440)             (40,938)            (369,681)             (70,188)
Other income (expense):
    Gain (loss) on sale of assets, net .........               1,002                  (44)               2,775                  (44)
    Interest income ............................               5,645               13,311               13,372               22,182
    Interest expense (net of amount capitalized)             (14,893)             (13,006)             (29,659)             (17,971)
                                                        ------------         ------------         ------------         ------------
        Net loss before extraordinary item .....            (284,686)             (40,677)            (383,193)             (66,021)
Extraordinary item:
    Gain (loss) on early retirement of debt ....              32,322              (19,547)              32,322              (19,547)
                                                        ------------         ------------         ------------         ------------
        Net loss ...............................            (252,364)             (60,224)            (350,871)             (85,568)
Accrued preferred stock dividend ...............              (4,696)              (4,624)             (14,419)              (7,631)
Accretion of preferred stock to
    redemption value ...........................                  --               (1,053)                  --               (4,542)
                                                        ------------         ------------         ------------         ------------
Net loss applicable to common stockholders .....        $   (257,060)        $    (65,901)        $   (365,290)        $    (97,741)
                                                        ============         ============         ============         ============
Basic and diluted loss per share of common
    stock ......................................        $      (4.32)        $      (1.23)        $      (6.17)        $      (2.08)
                                                        ============         ============         ============         ============
Loss per share applicable to
    extraordinary item .........................        $       0.54         $      (0.36)        $       0.55         $      (0.42)
                                                        ============         ============         ============         ============
Basic and diluted weighted average
    shares outstanding .........................          59,436,179           53,615,622           59,206,906           47,011,995
                                                        ============         ============         ============         ============

See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER HOLDING CORPORATION
 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                   REDEEMABLE
                                                                                 PREFERRED STOCK                  COMMON STOCK
                                                         COMPREHENSIVE     ----------------------------      -----------------------
                                                             LOSS           SHARES           AMOUNT           SHARES        AMOUNT
                                                             ----           ------           ------           ------        ------
BALANCE AT DECEMBER 31, 1999 .........................                     6,527,779      $     84,973      34,866,492     $     35
Unrealized gain on investments available-for-sale ....   $    10,110              --                --              --           --
Common stock issued for cash .........................            --              --                --       9,245,564            9
Warrants and options exercised for common stock ......            --              --                --       1,298,728            1
Payment on stockholders' notes .......................            --              --             4,900              --           --
10% Series B convertible preferred stock converted
  to common stock ....................................            --      (5,277,779)          (55,153)      7,916,668            8
7.25% Series D convertible preferred stock issued
  for cash ...........................................            --       4,140,000           200,575              --           --
Stock-based compensation .............................            --              --                --              --           --
Accrued preferred stock dividend .....................            --              --            16,889              --           --
Preferred dividends paid in common stock .............            --              --           (14,063)      1,448,661            2
Accretion of preferred stock to redemption value .....            --              --             6,765              --           --
Shares issued for acquisition of Primary Network .....            --              --                --       2,024,757            2
Options and warrants issued for acquisition of Primary
  Network ............................................            --              --                --              --           --
Shares issued in exchange of Primary Network Senior
  Notes ..............................................            --              --                --          75,000           --
Net loss .............................................      (244,714)             --                --              --           --
                                                         -----------      ----------      ------------      ----------     --------
COMPREHENSIVE LOSS ...................................   $  (234,604)
                                                         ===========
BALANCE AT DECEMBER 31, 2000                                               5,390,000         244,886        56,875,870           57
Unrealized loss on investments available-for-sale ....   $      (402)             --                --              --           --
Warrants and options exercised for common stock ......            --              --                --         114,100            1
Stock-based compensation .............................            --              --                --              --           --
Accrued preferred stock dividend .....................            --              --             7,795              --           --
Preferred dividends paid in common stock .............            --              --            (2,995)        427,070           --
7.25% Series D convertible preferred stock
  converted to common stock ..........................            --      (1,125,612)          (54,170)      2,198,684            2
Net loss .............................................      (350,871)             --                --              --           --
                                                         -----------      ----------      ------------      ----------     --------
COMPREHENSIVE LOSS ...................................   $  (351,273)
                                                         ===========
BALANCE AT JUNE 30, 2001 (UNAUDITED) .................                     4,264,388      $    195,516      59,615,724     $     60
                                                                          ==========      ============      ==========     ========


                                                                                                                     NOTES
                                                                                                                   RECEIVABLE
                                                                                                                      FROM
                                                                                                                  STOCKHOLDERS
                                                            ADDITIONAL                       TREASURY STOCK           FOR
                                                             PAID-IN      ACCUMULATED     --------------------    ISSUANCE OF
                                                             CAPITAL        DEFICIT        SHARES       AMOUNT    COMMON STOCK
                                                             -------        -------        ------       ------    ------------
BALANCE AT DECEMBER 31, 1999 .........................      $ 225,288      $(114,161)      13,710      $   (76)     $(6,219)
Unrealized gain on investments available-for-sale ....             --             --           --           --           --
Common stock issued for cash .........................        316,724             --           --           --           --
Warrants and options exercised for common stock ......          2,944             --           --           --           --
Payment on stockholders' notes .......................             --             --           --           --          925
10% Series B convertible preferred stock converted
  to common stock ....................................         55,145             --           --           --           --
7.25% Series D convertible preferred stock issued
  for cash ...........................................             --             --           --           --           --
Stock-based compensation .............................          3,345             --           --           --           --
Accrued preferred stock dividend .....................        (16,889)            --           --           --           --
Preferred dividends paid in common stock .............         14,061             --           --           --           --
Accretion of preferred stock to redemption value .....         (6,765)            --           --           --           --
Shares issued for acquisition of Primary Network .....         70,382             --           --           --           --
Options and warrants issued for acquisition of Primary
  Network ............................................          5,171             --           --           --           --
Shares issued in exchange of Primary Network Senior
  Notes ..............................................          2,625             --           --           --           --
Net loss .............................................             --       (244,714)          --           --           --
                                                            ---------      ---------      -------      -------      -------
COMPREHENSIVE LOSS ...................................

BALANCE AT DECEMBER 31, 2000                                  672,031       (358,875)        13,710          (76)    (5,294)
Unrealized loss on investments available-for-sale ....             --             --           --           --           --
Warrants and options exercised for common stock ......             74             --           --           --           --
Stock-based compensation .............................          1,867             --           --           --           --
Accrued preferred stock dividend .....................         (7,795)            --           --           --           --
Preferred dividends paid in common stock .............          2,995             --           --           --           --
7.25% Series D convertible preferred stock
  converted to common stock ..........................         54,168             --           --           --           --
Net loss .............................................             --       (350,871)          --           --           --
                                                            ---------      ---------      -------      -------      -------
COMPREHENSIVE LOSS ...................................

BALANCE AT JUNE 30, 2001 (UNAUDITED) .................      $ 723,340      $(709,746)      13,710      $   (76)     $(5,294)
                                                            =========      =========      =======      =======      =======




                                                            ACCUMULATED
                                                               OTHER
                                                           COMPREHENSIVE        TOTAL
                                                               INCOME        STOCKHOLDERS'
                                                              (LOSS)           EQUITY
                                                              ------           ------
BALANCE AT DECEMBER 31, 1999 .........................       $  (1,086)       $ 103,781
Unrealized gain on investments available-for-sale ....          10,110           10,110
Common stock issued for cash .........................              --          316,733
Warrants and options exercised for common stock ......              --            2,945
Payment on stockholders' notes .......................              --              925
10% Series B convertible preferred stock converted
  to common stock ....................................              --           55,153
7.25% Series D convertible preferred stock issued
  for cash ...........................................              --               --
Stock-based compensation .............................              --            3,345
Accrued preferred stock dividend .....................              --          (16,889)
Preferred dividends paid in common stock .............              --           14,063
Accretion of preferred stock to redemption value .....              --           (6,765)
Shares issued for acquisition of Primary Network .....              --           70,384
Options and warrants issued for acquisition of Primary
  Network ............................................              --            5,171
Shares issued in exchange of Primary Network Senior
  Notes ..............................................              --            2,625
Net loss .............................................              --         (244,714)
                                                             ---------        ---------
COMPREHENSIVE LOSS ...................................

BALANCE AT DECEMBER 31, 2000                                     9,024          316,867
Unrealized loss on investments available-for-sale ....            (402)            (402)
Warrants and options exercised for common stock ......              --               75
Stock-based compensation .............................              --            1,867
Accrued preferred stock dividend .....................              --           (7,795)
Preferred dividends paid in common stock .............              --            2,995
7.25% Series D convertible preferred stock
  converted to common stock ..........................              --           54,170
Net loss .............................................              --         (350,871)
                                                             ---------        ---------
COMPREHENSIVE LOSS ...................................

BALANCE AT JUNE 30, 2001 (UNAUDITED) .................       $   8,622        $  16,906
                                                             =========        =========

See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                      --------
                                                                2001              2000
                                                             ---------         ---------
Cash flows from operating activities:
     Net loss .......................................        $(350,871)        $ (85,568)
     Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization ...............           44,045            14,944
        (Gain) loss on early retirement of debt .....          (32,322)           19,547
        Non-recurring network optimization cost .....          233,083                --
        (Gain) loss on sale of assets ...............           (2,857)               44
        Amortization of debt discount ...............              776               490
        Amortization of deferred debt financing costs              685               563
        Stock-based compensation ....................            1,867             1,479
        Changes in assets and liabilities:
              Decrease (increase) in accounts
               receivable, net ......................           10,966            (1,212)
              Increase in prepaid expenses ..........           (2,194)           (1,346)
              Decrease (increase) in other assets ...              525            (4,518)
              (Decrease) increase in accounts
               payable - trade ......................          (11,751)           13,065
              (Decrease) increase in accrued
                sales tax payable ...................             (213)            1,446
              (Decrease) increase in accrued
                interest and other expenses .........          (12,100)            7,199
                                                             ---------         ---------
                Net cash used in operating activities         (120,361)          (33,867)
                                                             ---------         ---------
Cash flows from investing activities:
     Purchase of property and equipment,
      net of payables ...............................          (62,471)         (135,992)
     Proceeds from sale of customer base ............            1,601                --
     Sale (purchase) of investments
      available-for-sale, net .......................          222,538          (479,719)
     Sale of restricted investments .................               --             9,727
                                                             ---------         ---------
                Net cash provided by (used in)
                 investing activities ...............          161,668          (605,984)
                                                             ---------         ---------
Cash flows from financing activities:
     Proceeds from issuance of Senior Notes .........               --           243,220
     Costs associated with issuance of
      Senior Notes ..................................               --            (9,995)
     Proceeds from issuance of Convertible
      Preferred Stock, net of issuance costs ........               --           200,575
     Repurchase of Senior Notes .....................          (14,134)               --
     Payments on other long-term debt ...............           (3,781)             (409)
     Collection on Notes Receivable for stock .......               --             5,725
     Proceeds from issuance of common stock ........                75           319,148
                                                             ---------         ---------
                Net cash (used in) provided by
                 financing activities ...............          (17,840)          758,264
                                                             ---------         ---------
                Net increase in cash ................           23,467           118,413
Cash and cash equivalents at beginning of period ....           10,437            42,979
                                                             ---------         ---------
Cash and cash equivalents at the end of period ......        $  33,904         $ 161,392
                                                             =========         =========
Supplemental schedule of non-cash investing
 and financing activities:
     Stock issued for acquisition of subsidiary .....        $      --         $  91,266
                                                             =========         =========
     Preferred stock converted to common stock ......        $  54,170         $  55,153
                                                             =========         =========
     Preferred dividends paid in common stock .......        $   2,995         $   6,559
                                                             =========         =========
     Accretion of preferred stock to
      redemption value ..............................        $      --         $   4,542
                                                             =========         =========
     Options and warrants issued for
      acquisition of subsidiary .....................        $      --         $   5,171
                                                             =========         =========
     Shares issued in exchange of
      Primary Network Senior Notes ..................        $      --         $  70,384
                                                             =========         =========
     Preferred Stock dividends accrued ..............        $   7,795         $   7,631
                                                             =========         =========
Other disclosures:
     Cash paid for interest, net of
      amounts capitalized ...........................        $  28,863         $   3,576
                                                             =========         =========

See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER HOLDING CORPORATION
     CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Mpower Holding Corporation, (the "Company"), a Delaware corporation, include the accounts of the Company and its wholly owned subsidiary, Mpower Communications Corp. ("Communications"). All significant inter-company balances and transactions have been eliminated.

         On June 28, 2001, the Company became the publicly held parent holding company of Mpower Communications Corp. ("Communications") pursuant to a merger agreement approved by Communications' stockholders. All of the outstanding shares of Communications' common stock, 10% Series C Convertible Preferred Stock and 7.25% Series D Convertible Preferred Stock were automatically converted into an equal number of shares of the Company's common stock, 10% Series C Convertible Preferred Stock and 7.25% Series D Convertible Preferred Stock, respectively. The common stock and 7.25% Series D Convertible Preferred Stock of the Company have been approved for listing on the Nasdaq national market system under the same symbols as the common stock and 7.25% Series D Convertible Preferred Stock of Communications prior to the merger.

         These consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Communications' annual report on Form 10-K filed with the Securities and Exchange Commission.

         The consolidated balance sheet at December 31, 2000 was derived from the audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation.

(2) PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                               JUNE 30,        DECEMBER 31,
                                                 2001              2000
                                                 ----              ----
                                             (UNAUDITED)
Building and property ................        $   5,658         $   5,640
Switching equipment ..................          342,587           378,156
Leasehold improvements ...............            5,623             6,346
Computer hardware and software .......           16,571            17,800
Office equipment and vehicles ........           26,189            25,603
                                              ---------         ---------
                                                396,628           433,545
Less accumulated depreciation ........          (91,409)          (70,342)
                                              ---------         ---------
                                                305,219           363,203
Assets held for future use ...........           63,112                --
Switching equipment under construction           37,888           119,062
                                              ---------         ---------
Net property and equipment ...........        $ 406,219         $ 482,265
                                              =========         =========

         As further discussed in Note 7 "Network Optimization Cost", the assets held for future use are directly related to the recovery of switch and collocation equipment from markets cancelled or exited during 2001 which will be redeployed throughout the Company's remaining operating markets.


(3) ACQUISITION AND DIVESTITURE

ACQUISITION

         The Company acquired 100% of the common stock of Primary Network on June 23, 2000. The acquisition was accounted for using the purchase method of accounting and the results of operations of Primary Network have been included in the Company's operations since July 1, 2000.

         The following table sets forth the unaudited pro forma results of operations of the Company for the six months ended June 30, 2001 and 2000, which gives effect to the acquisition of Primary Network as if it occurred on January 1, 1999. The unaudited pro forma results of operations are based on currently available information and on certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results do not purport to present what the Company's results of operations would actually have been if the aforementioned transaction had in fact occurred at the beginning of the period indicated, nor do they project the Company's results of operations at any future date or for any future period.

                                                                  FOR THE SIX MONTHS ENDED
                                                              -------------------------------
                                                              JUNE 30, 2001     JUNE 30, 2000
                                                              -------------     -------------
                                                                       (IN THOUSANDS)
Revenues ...............................................        $  96,255         $  67,293
Net loss before extraordinary item .....................        $(383,193)        $(110,275)
Net loss ...............................................        $(350,871)        $(129,822)
Net loss applicable to common stockholders .............        $(365,290)        $(141,995)
Basic and diluted loss per share of common stock .......        $   (6.17)        $   (2.95)
Gain (loss) per share applicable from extraordinary item        $    0.55         $   (0.41)

    As a result of our most recent market turndown, we will effectively eliminate all operations related to the Primary Network acquisition over the period June to September 2001. See Note 7 "Network Optimization Cost" for further discussion.

DIVESTITURE

         Beginning in February 2001, the Company entered into a series of agreements to sell its dial-up ISP customer base. The Company acquired this customer base through its acquisition of Primary Network in June of 2000. The Company received initial proceeds from these sales of approximately $1.6 million during the six months ended June 30, 2001.

(4) SENIOR NOTES

         During June 2001, the Company repurchased $48.9 million in face value of its 2010 senior notes for $15.5 million in cash, which was inclusive of $1.4 million of interest payments, in a series of transactions in the open market. The Company recognized an extraordinary gain of $32.3 million on these transactions.

(5) REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

         Beginning in January 2001, the Company entered into privately negotiated conversions of its 7.25% Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock") into shares of the Company's common stock. As of June 30, 2001, the Company had converted 1,125,612 preferred shares into 2,198,684 common shares, primarily resulting from these agreements.

         The Company recognized an additional $6.6 million charge to stockholders' equity associated with the inducement feature included in the conversion of preferred shares into common stock, calculated as the excess of the fair value of the common stock issued in the exchange over the fair value of the common stock issuable under the current conversion terms for the Series D Preferred Stock. This amount has been recognized in the Consolidated Balance Sheet as an increase in additional paid-in capital, with an offsetting decrease in additional paid-in capital, and has been included as a part of preferred stock dividends within the Consolidated Statement of Operations.

         On January 24, 2001, the Company's Board of Directors declared a quarterly dividend of $0.91 per share on the Company's Series D Preferred Stock payable in shares of the Company's common stock on February 15, 2001 to Series D Preferred stockholders of record on January 31, 2001. The number of shares of common stock issued on February 15, 2001 was 427,070.

         During April 2001, the Company announced a deferral of a quarterly dividend on the Company's Series D Preferred Stock. Dividends will continue to accrue on the liquidation amount of $50.00 per share at the rate of 7.25% per year and will be payable, at the option of the Company, in cash or in shares of the Company's common stock.


(6) COMMITMENTS AND CONTINGENT LIABILITIES

         In the ordinary course of business, the Company enters into purchase agreements with its equipment vendors and collocation site providers. As of June 30, 2001 and December 31, 2000, the Company had total commitments with equipment vendors of approximately $18.3 million and $23.1 million, respectively, and with collocation site providers of approximately $6.2 million and $12.4 million, respectively, of remaining commitments for the build-out of collocation sites.

         The Company is party to various legal proceedings, most of which relate to routine matters incidental to its business. However, on September 20, 2000, a class action lawsuit was commenced against the Company and its chief executive officer, Rolla P. Huff, in federal court for the Western District of New York. On March 6, 2001, an amended consolidated class action complaint was served in that action, seeking to recover damages for alleged violations by the Company of the Securities Exchange Act of 1934 and rule 10(b)-5 thereunder (the "Exchange Act") and section 11 of the Securities Act of 1933. The amended consolidated complaint also seeks to recover damages against several of the Company's officers and members of its board of directors in addition to Mr. Huff. The amended consolidated complaint also names various underwriters as defendants in the action.

         The Company and the individual defendant officers and board members have denied any wrongdoing and will vigorously contest the class action suit. Any judgment that is significantly greater than the Company's available insurance coverage could have a material adverse effect on the Company's results of operations and/or financial condition.

         The Company and Mr. Huff have brought a motion to dismiss the amended consolidated class action complaint. That motion is scheduled to be argued before the Court in October 2001. All discovery and all other activity has been stayed pending the resolution of the motion by defendants.

         On August 2, 2001 Fir Tree Partners, the owner of approximately $70 million of the Company's 13% Senior Unsecured Notes due 2010, commenced an action in New York State, New York County, seeking declaratory relief, but no compensatory damages of any nature. Fir Tree requested that the Court declare
(i) that Mpower is insolvent or in the vicinity of insolvency; and (ii) that Mpower and its directors owe a fiduciary duty to Mpower creditors which stands in preference to any duties owed to Mpower shareholders.

         The Company and the individual directors named in the lawsuit have denied any wrongdoing and will vigorously contest the declaratory judgment action commenced by Fir Tree. The Company believes that the lawsuit is groundless and it intends to seek its immediate dismissal by the Court.

         Except as set forth above, management does not believe that the outcome of any legal proceedings will have a material adverse effect on the Company's financial position or results of operations.


(7) NETWORK OPTIMIZATION COST

         During February 2001, the Company announced the cancellation of its plans to enter twelve markets in the Northeast and Northwest, representing more than 350 collocations. The Company recognized a charge of $24.0 million in the first quarter of 2001 associated with the commitments made for switch sites and collocations for these markets. As of June 30, 2001, the Company has incurred $23.3 million of these charges and has $0.7 million of remaining reserves classified as Accrued Network Optimization Cost in the Consolidated Balance Sheet.

         During May 2001, the Company announced plans to close down operations in twelve of its recently opened markets, representing more than 180 collocations. The Company will be exiting these markets over the period from June to September 2001 and has recognized a network optimization charge of $209.1 million in the second quarter of 2001. Included in the charge is $126.8 million for the goodwill and customer base associated with the Primary Network business, which will be eliminated as a result of the market closings, $65.1 million for property and equipment including collocations and switch sites, and $17.2 million for other costs associated with exiting these markets.

         These charges represent amounts paid or estimated to be paid. Actual payments will be based on ultimate settlements with various carriers, net of any costs that may be recoverable through sales of the related assets, and the Company's ability to enter into sublease agreements for its switch site and sales office leases.

         The Company has switch site and sales office lease commitments related to these markets which expire from 2002 through 2010. In connection with these leases, the network optimization charges reflect up to the first twenty-four month's lease payment commitments as the Company estimates that it will be successful in entering into sublease agreements or terminating the remaining lease commitments within the period estimated.

(8) SUBSEQUENT EVENTS

         During July 2001, the Company announced a deferral of a quarterly dividend on the Company's Series D Preferred Stock. Dividends will continue to accrue on the liquidation amount of $50.00 per share at the rate of 7.25% per year and will be payable, at the option of the Company, in cash or in shares of the Company's common stock.

         On July 12, 2001, pursuant to the terms of the 13% Senior Notes due 2010, as a result of the Company becoming the publicly held parent holding company of Communications and after satisfying other preconditions set forth in the indenture governing the notes, Communications was released from its obligations on its 13% Senior Notes due 2010. As a result, the Company is now the sole obligor on the 13% Senior Notes due 2010. In addition, pursuant to a supplemental indenture, the Company became a co-obligor, along with Communications, on Communications' 13% Senior Secured Notes due 2004.

         On August 1, 2001, Mpower Holding Corporation and Rolla P. Huff entered into an Amendment to Employment/Stock Repurchase Agreement (the "Amended Employment Agreement") amending his Employment Agreement dated October 13, 1999 (the "Employment Agreement"). The terms of the Employment Agreement provided a $1,000,000 signing bonus to Mr. Huff. The signing bonus was subject to repayment if Mr. Huff's employment was terminated before three years of employment under certain circumstances. Pursuant to the terms of the Amended Employment Agreement, unless Huff was terminated by the Company for cause prior to October 13, 2002, the Company agreed that the signing bonus shall become immediately fully vested such that Huff would not be required to repay the bonus or any portion thereof. The Amended Employment Agreement also rescinded Item 9 of Huff's Employment Agreement, which had sold 250,000 shares of the Company's common stock (the "Note Shares") to Huff for Huff's execution and delivery of a non-recourse promissory Note (the "Note"). Pursuant to the Amended Employment Agreement, Huff has returned the Notes Shares to the Company for cancellation. The Company has delivered to Huff for cancellation the $4,321,875 Note.


(9) RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141). The standard was effective for acquisitions initiated after June 30, 2001. This standard eliminated the pooling-of-interests method of accounting for business combinations and requires the purchase method of accounting for business combinations. The adoption of SFAS No. 141 has not had a material effect on the financial results of the Company.

         Additionally, in June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The Company will adopt this standard on January 1, 2002. Upon adoption of SFAS No. 142, goodwill and other acquired intangible assets with indefinite lives will no longer be amortized, but will be subject to at least an annual assessment for impairment through the application of a fair-value-based test. Management does not expect the adoption of SFAS No. 142 to have a material effect on the financial results of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         Mpower Holding Corporation. is a facilities-based communications company offering local dialtone, long distance, Internet access via dial-up or dedicated Symmetrical Digital Subscriber Line ("SDSL") technology, voice over SDSL ("VoSDSL") and other voice and data services primarily to small and medium size business customers. We have launched bundled voice and high-speed data services using SDSL technology in all of our current markets. We currently have 603 incumbent carrier central office collocation sites, over 580 of which are SDSL capable. We currently deliver our services in 28 metropolitan areas in 9 states. As of June 30, 2001, we had 363,904 customer lines sold, of which 337,420 lines were in service.

         On June 28, 2001, we became the publicly held parent holding company of Mpower Communications Corp. ("Communications") pursuant to a merger agreement approved by Communications' stockholders. All of the outstanding shares of Communications' common stock, 10% Series C Convertible Preferred Stock and 7.25% Series D Convertible Preferred Stock were automatically converted into an equal number of our shares of common stock, 10% Series C Convertible Preferred Stock and 7.25% Series D Convertible Preferred Stock, respectively. Our common stock and 7.25% Series D Convertible Preferred Stock have been approved for listing on the Nasdaq national market system under the same symbols as the common stock and 7.25% Series D Convertible Preferred Stock of Communications prior to the merger.

         Our revenues are generated from sales of communications services consisting primarily of local phone services, long distance services, switched access billings and non-recurring charges, principally installation charges. Local, long distance and data services are generally provided and billed as a bundled offering under which customers pay a fixed amount for a package of combined local, long distance and data services. As a result, the portion of our revenues attributable to each kind of service is not identifiable and, therefore, we do not record or report these amounts separately.

         Our principal recurring operating expenses consist of cost of operating revenues, selling expenses, general and administrative expenses, and depreciation and amortization expense. Cost of operating revenues consists primarily of access charges, line installation expenses, transport expenses, long distance expenses and lease expenses for our switch sites and our collocation sites. Selling expenses consist primarily of salaries and related personnel costs and facilities costs. General and administrative expenses consist primarily of salaries and related personnel costs, provision for bad debts, professional fees and facilities expenses. Depreciation and amortization expense includes depreciation of switching and collocation equipment as well as general property and equipment and the amortization of goodwill and other intangibles.

         Building and expanding our network and business in our existing markets has required and will continue to require us to incur significant capital expenditures. As part of our network growth strategy, we purchased and installed host switches in each of our markets while leasing the means of transporting voice and data traffic from these switches to our customers' telephones or other equipment. We believe this strategy, referred to as a "smart build" strategy, while initially increasing our level of capital expenditures and operating losses, will enhance our long-term financial performance in comparison to a resale strategy.

         We have experienced operating losses and generated negative cash flow from operations since inception and expect to continue to generate negative cash flow from operations for the foreseeable future while we continue to expand our existing network and develop our product offerings and customer base. During this period, we expect to incur significant operating losses as many of the fixed costs of providing service in a market are incurred before significant revenue can be generated from that market. In addition, we expect to incur significant selling costs to build our initial base of customers in our developing markets. We cannot assure investors that our revenue or customer base will grow or that we will be able to achieve or sustain positive cash flow from operations.

RESULTS OF OPERATIONS

         Quarterly Comparison - June 30, 2001 vs. June 30, 2000

         Total operating revenues increased to $49.7 million for the quarter ended June 30, 2001 as compared to $30.9 million for the quarter ended June 30, 2000. The 61% increase was primarily the result of the increase in the number of lines in service. Total lines in service increased 68% from 200,772 at June 30, 2000 to 337,420 at June 30, 2001. Lines in services at June 30, 2001 do not reflect 23,000 lines from markets that we announced will be closing. Our switched access revenues increased $2.3 million or 17% from the quarter ended June 30, 2000, but decreased as a percentage of our total operating revenues from 42% to 31% over the same period. On April 27, 2001, the Federal Communications Commission ("FCC") issued a ruling that will impact switched access rates. We continue to evaluate how the ruling will impact our revenues in the future.

         Cost of operating revenues for the quarter ended June 30, 2001 was $42.2 million as compared to $21.2 million for the quarter ended June 30, 2000. The 100% increase is due to the increased number of lines in service and installation and operational expenses associated with the expansion of our network.

         For the quarter ended June 30, 2001, selling expenses totaled $16.9 million, an 11% increase over the $15.2 million for the quarter ended June 30, 2000. The increase is primarily a result of increased costs attributable to our expanded geographic footprint and increased sales force and related sales support personnel.

         For the quarter ended June 30, 2001, general and administrative expenses totaled $34.5 million, a 26% increase over the $27.4 million for the quarter ended June 30, 2000. The increase is primarily a result of costs attributable to administrative personnel and facilities expenses necessary to support our expanded network.

         For the quarter ended June 30, 2001, we recorded $0.9 million in stock-based compensation compared to $(0.1) million for the quarter ended June 30, 2000. This expense relates to in-the-money stock options granted in 1999 and 2000. Due to the September 2000 repricing of stock options, we are now subject to variable plan accounting. The variable accounting did not increase the amount of stock-based compensation recognized in the quarter ended June 30, 2001, due to the closing price of our stock at June 30, 2001. However, we are unable to predict the expense which may be recognized in future periods as this amount is subject to fluctuations of the market price of our stock.

         During May 2001, we announced plans to close down operations in twelve of our recently opened markets, representing more than 180 collocations. We will be exiting these markets over the period from June to September 2001 and have recognized a network optimization charge of $209.1 million in the second quarter of 2001. Included in the charge is $126.8 million for the goodwill and customer base associated with the Primary Network business, which will be eliminated as a result of the market closings, $65.1 million for property including collocations and switch sites, and $17.2 million for other costs associated with exiting these markets. The total actual charges incurred will be based on ultimate settlements with various carriers, recovery of costs from any subsequent subleases, our ability to sell or redeploy network equipment for growth in our existing network and other factors. This charge is reflected as a Non-recurring Network Optimization Cost in the Consolidated Financial Statements.

         For the quarter ended June 30, 2001, depreciation and amortization was $22.4 million as compared to $8.2 million for the quarter ended June 30, 2000. This 173% increase is a result of placing additional assets in service in accordance with the planned build-out of our network and investment in information technology infrastructure and equipment.

         Gross interest expense for the quarter ended June 30, 2001 totaled $16.8 million compared to $14.8 million for the quarter ended June 30, 2000. Interest capitalized for the quarter ended June 30, 2001 increased to $1.9 million as compared to $1.8 million for the quarter ended June 30, 2000. The increase in gross interest expense is primarily attributable to the assumption of $55.6 million in senior notes, in addition to capital lease obligations, in connection with acquisition of Primary Network in June 2000.

         Interest income was $5.6 million during the quarter ended June 30, 2001 compared to $13.3 million for the quarter ended June 30, 2000. This 58% decrease results from the usage of cash and investments during 2000 and 2001 to make capital expenditures, pay interest on the senior notes, repurchase certain senior notes due 2010 and fund operating losses.

         During the quarter ended June 30, 2001, we recognized an extraordinary gain on the early retirement of debt of $32.3 million. During the quarter ended June 30, 2000, we recognized an extraordinary loss on the early retirement of debt of $19.5 million. For the three months ended June 30, 2001 and 2000, we incurred net losses after extraordinary items of $252.4 million and $60.2 million, respectively.

         For the quarter ended June 30, 2001, we accrued dividends of $4.5 million payable to holders of our convertible preferred stock. We recognized an additional $0.2 million charge to stockholders' equity associated with the inducement feature included in our conversion of preferred shares into common stock, calculated as the excess of the fair value of the common stock issued in the exchange over the fair value of the common stock issuable under the current conversion terms for the Series D Preferred Stock.

         Effective June 30, 2000, we acquired Primary Network, a provider of data-centric communications services to business and residential customers in the Midwest. From July 1, 2000, the results of Primary's operations are included in our consolidated financial statements. However, as a result of our most recent market turndown, we will effectively eliminate all operations related to the Primary Network acquisition over the period June 2001 to September 2001.

         Six Month Period Ended - June 30, 2001 vs. June 30, 2000

         Total operating revenues increased to $96.3 million for the six months ended June 30, 2001 as compared to $56.4 million for the six months ended June 30, 2000. This 71% increase was primarily the result of the increase in the number of lines in service. Our switched access revenues increased $5.7 million or 25% from the six months ended June 30, 2000, but decreased as a percentage of our total operating revenues from 40% to 30% over the same period.

         Cost of operating revenues for the six months ended June 30, 2001 was $82.8 million as compared to $40.1 million for the six months ended June 30, 2000. The 106% increase is due to the increased number of lines in service and installation and operational expenses associated with the expansion of our network.

         For the six months ended June 30, 2001, selling expenses totaled $32.8 million, a 44% increase over the $22.8 million for the comparable 2000 period. The increase is primarily a result of increased costs attributable to our expanded geographic footprint and increased sales force and related sales support personnel.

         For the six months ended June 30, 2001, general and administrative expenses totaled $71.4 million, a 51% increase over the $47.2 million for the comparable 2000 period. The increase is primarily a result of costs attributable to administrative personnel and facilities expenses necessary to support our expanded network.

         For the six months ended June 30, 2001 we recorded $1.9 million in stock-based compensation compared to $1.5 million for the comparable 2000 period. This expense relates to in-the-money stock options granted in 1999 and 2000. Due to the September 2000 repricing of stock options, we are now subject to variable plan accounting. The variable accounting did not increase the amount of stock-based compensation recognized in the six months ended June 30, 2001, due to the closing price of our stock at June 30, 2001. However, we are unable to predict the expense which may be recognized in future periods as this amount is subject to fluctuations of the market price of our stock.

         During February 2001, we announced the cancellation of our plans to enter 12 Northeast and Northwest markets and the related elimination of more than 350 collocations. We recognized a $24.0 million network optimization charge in the first quarter of 2001 associated with the commitments we made for switch sites and collocations in these markets. The total actual charges will be based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from any subsequent subleases, our ability to sell or redeploy network equipment for growth in our existing network and other factors.

         During May 2001, we announced plans to close down operations in twelve of our recently opened markets, representing more than 180 collocations. We will be exiting these markets over the period from June to September 2001 and have recognized a network optimization charge of $209.1 million in the second quarter of 2001. Included in the charge is $126.8 million for the goodwill and customer base associated with the Primary Network business, which will be eliminated as a result of the market closings, $65.1 million for property including collocations and switch sites, and $17.2 million for other costs associated with exiting these markets. The total actual charges incurred will be based on ultimate settlements with various carriers, recovery of costs from any subsequent subleases, our ability to sell or redeploy network equipment for growth in our existing network and other factors. This charge is reflected as a Non-recurring Network Optimization Cost in the Consolidated Financial Statements.

         For the six months ended June 30, 2001, depreciation and amortization was $44.0 million as compared to $14.9 million for the six months ended June 30, 2000. This 195% increase is a result of placing additional assets in service in accordance with the planned build-out of our network and investment in information technology infrastructure and equipment.

         Gross interest expense for the six months ended June 30, 2001 totaled $33.6 million compared to $20.7 million for the six months ended June 30, 2000. Interest capitalized for the six months ended June 30, 2001 increased to $3.9 million as compared to $2.8 million for the six months ended June 30, 2000. The increase in gross interest expense is primarily attributable to the 13% Senior Notes due 2010 we issued in March 2000 and the assumption of $55.6 million in senior notes, in addition to capital lease obligations, in connection with acquisition of Primary Network in June 2000.

         Interest income was $13.4 million during the six months ended June 30, 2001 compared to $22.2 million for the six months ended June 30, 2000. This 40% decrease results from the usage of cash and investments during 2000 and 2001 to make capital expenditures, pay interest on the senior notes, repurchase of certain senior notes due 2010 and fund operating losses.

         During the six months ended June 30, 2001, we recognized an extraordinary gain on the early retirement of debt of $32.3 million. During the six months ended June 30, 2000, we recognized an extraordinary loss on the early retirement of debt of $19.5 million. For the six months ended June 30, 2001 and 2000, we incurred net losses after extraordinary items of $350.9 million and $85.6 million, respectively.

         For the six months ended June 30, 2001, we accrued dividends of $7.8 million, payable to holders of our convertible preferred stock. We recognized an additional $6.6 million charge to stockholders' equity associated with the inducement feature included in our conversion of preferred shares into common stock, calculated as the excess of the fair value of the common stock issued in the exchange over the fair value of the common stock issuable under the current conversion terms for the Series D Preferred Stock.

         Effective June 30, 2000, we acquired Primary Network, a provider of data-centric communications services to business and residential customers in the Midwest. From July 1, 2000, the results of Primary's operations are included in our consolidated financial statements. However, as a result of our most recent market turndown, we will effectively eliminate all operations related to the Primary Network acquisition over the period June 2001 to September 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations require substantial capital investment for the purchase of communications equipment and the development, installation and support of our network. Capital expenditures were $19.0 million for the quarter and $36.1 million for the six months ended June 30, 2001. We expect we will continue to require substantial amounts of capital to fund our operating losses, the continued augmentation of our network in our existing markets and the development of new products and services.

         The substantial capital investment required to initiate services and fund our operations has exceeded our operating cash flow. This negative cash flow from operations results from the need to establish and support our network in anticipation of connecting revenue-generating customers. We expect to continue recording negative cash flow from operations for a period of time. We cannot assure you we will attain break-even cash flow from operations in subsequent periods.

         We expect that our available cash will be adequate to fund our operating losses and planned capital expenditures, as currently projected, into late 2002. Management intends to explore a number of alternatives to improve our funding position, including one or a combination of the following: bank financing, vendor financing, private equity investments and cost management initiatives. However, we cannot assure investors that we will be successful in obtaining additional debt or equity financing or in obtaining a bank facility on terms acceptable to us, or at all, or that our estimate of additional funds required is accurate. In addition, the indenture governing our 13% Senior Notes due 2010 and the terms of our preferred stock impose restrictions upon our ability to incur additional debt or issue preferred stock.

         We continually evaluate our capital requirements plan in light of developments in the telecommunications industry and market acceptance of our service offerings. The actual amount and timing of future capital requirements may differ materially from our estimates as a result of, among other things:

         - the cost of the development and support of our networks in each of our markets

         - the extent of price and service competition for telecommunication services in our markets

         -        the demand for our services

         -        regulatory and technological developments

         - our ability to develop, acquire and integrate necessary operating support systems

As such, actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements.

         Beginning in January 2001, we entered into privately negotiated conversions of our Series D Preferred Stock into shares of our common stock. As of June 30, 2001, we had converted 1,125,612 Series D preferred shares into 2,198,684 common shares, primarily resulting from these agreements.

         During June 2001, we repurchased $48.9 million in face value of our 2010 senior unsecured notes for $15.5 million in the open market. We have no current plans to repurchase any additional senior unsecured notes. We recognized a gain of $32.3 million as a result of this repurchase which has been reflected as an extraordinary item in the Consolidated Statement of Operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141). The standard was effective for acquisitions initiated after June 30, 2001. This standard eliminated the pooling-of-interests method of accounting for business combinations and requires the purchase method of accounting for business combinations. The adoption of SFAS No. 141 has not had a material effect on our financial results.

         Additionally, in June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The Company will adopt this standard on January 1, 2002. Upon adoption of SFAS No. 142, goodwill and other acquired intangible assets with indefinite lives will no longer be amortized, but will be subject to at least an annual assessment for impairment through the application of a fair-value-based test. We do not expect the adoption of SFAS No. 142 to have a material effect on our financial results.


FORWARD LOOKING STATEMENTS

         Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that certain statements contained in this Report regarding our and/or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We wish to caution the reader these forward-looking statements are not historical facts and are only estimates or predictions. Actual results may differ materially from those projected as a result of risks and uncertainties including, but not limited to, projections of future sales, market acceptance of our product offerings, our ability to secure adequate financing or equity capital to fund our operations and network expansion, our ability to maintain a high level of customer service, the performance of our network and equipment, the cooperation of incumbent local exchange carriers in provisioning lines and interconnecting our equipment, regulatory rulings and processes, results of litigation, changes in technology, price competition and other market conditions.


ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

         All of our long-term debt bears fixed interest rates. However, the fair market value of this debt is sensitive to changes in prevailing interest rates. We run the risk that market rates will decline and the required payments will exceed those based on the current market rate. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. Based upon quoted market prices, the fair value of our long-term debt outstanding is approximately $140.9 million at June 30, 2001 as compared to a carrying value of $431.5 million.A hypothetical 1% decrease in interest rates would increase the fair value of our long-term debt by $3.4 million.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

         We are party to numerous state and federal administrative proceedings. In these proceedings, we are seeking to define and/or enforce incumbent carrier performance requirements related to the cost and provisioning of those network elements we lease; the establishment of customer care and provisioning; the allocation of subsidies; and collocation costs and procedures. The outcome of these proceedings will establish the rates and procedures by which we obtain and provide leased network elements and could have a material effect on our operating costs.

         In July 2000, we filed a complaint in U.S. District Court District of Nevada, to enjoin Sprint Corporation from anti-competitive conduct in the Las Vegas market. In August 2000, we filed a complaint against BellSouth Telecommunications, Inc. to enjoin BellSouth from anti-competitive conduct in the Southern Florida area. The final outcome of these disputes is uncertain.

         On September 20, 2000, a class action lawsuit was commenced against us and our chief executive officer, Rolla P. Huff, in federal court for the Western District of New York. On March 6, 2001, an amended consolidated class action complaint was served in that action, seeking to recover damages for alleged violations by us of the Securities Exchange Act of 1934 and rule 10(b)-5 thereunder (the "Exchange Act") and section 11 of the Securities Act of 1933. The amended consolidated complaint also seeks to recover damages against several of our officers and members of our board of directors in addition to Mr. Huff. The amended consolidated complaint also named various underwriters as defendants in the action. However, by agreement of the parties and order of the court, the action against the underwriters has been discontinued, subject to the plaintiffs' right to rename the underwriters as defendants prior to the completion of discovery.

         We and the individual defendant officers and board members have denied any wrongdoing and will vigorously contest the class action suit. Any judgment that is significantly greater than our available insurance coverage could have a material adverse effect on our results of operations and/or financial condition.

         We and Mr. Huff have brought a motion to dismiss the amended consolidated class action complaint. That motion is scheduled to be argued before the Court in October 2001. All discovery and all other activity has been stayed pending the resolution of the motion by defendants.

         On August 2, 2001 Fir Tree Partners, the owner of approximately $70 million of our 13% Senior Unsecured Notes due 2010, commenced an action in New York State, New York County, seeking declaratory relief, but no compensatory damages of any nature. Fir Tree requested that the Court declare (i) that we are insolvent or in the vicinity of insolvency; and (ii) that we and our directors owe a fiduciary duty to our creditors which stands in preference to any duties owed to our shareholders.

         We and the individual directors named in the lawsuit have denied any wrongdoing and will vigorously contest the declaratory judgment action commenced by Fir Tree. We believe that the lawsuit is groundless and intend to seek its immediate dismissal by the Court.

         From time to time, we engage in other litigation and governmental proceedings in the ordinary course of our business. We do not believe any other pending litigation or governmental proceeding will have a material adverse effect on our results of operations or financial condition.

ITEM 2. Changes in Securities and Use of Proceeds

         As a result of a merger between Mpower Communications Corp. and Mpower Merger Company, Inc., a wholly-owned subsidiary of Mpower Holding Corporation, on June 28, 2001, Mpower Communications Corp. became a wholly-owned subsidiary of Mpower Holding Corporation and (i) each share of Common Stock $0.001 par value per share of Mpower Communications Corp. was converted into one share of Common Stock, $0.001 par value per share in Mpower Holding Corporation, (ii) each share of Series C Convertible Preferred Stock of Mpower Communications Corp. was converted into one share of Series C Convertible Preferred Stock of Mpower Holding Corporation, and (iii) each share of 7.25% Series D Convertible Preferred Stock of Mpower Communications Corp. was converted into one share of 7.25% Series D Convertible Preferred Stock of Mpower Holding Corporation, all with the same terms, including the same powers, rights, preferences, limitations, qualifications and restrictions, as the respective shares of Mpower Communications Corp. capital stock. The rights of the stockholders of Mpower Holding Corporation are governed by Delaware general corporation law and by the Certificate of Incorporation and By-laws of Mpower Holding Corporation, whereas the rights of the stockholders of Mpower Communications Corp. were governed prior to the merger by general corporation law of Nevada and by its Articles of Incorporation and By-laws. The Certificate of Incorporation and By-laws of Mpower Holding Corporation have been file, respectively, as Exhibits 3.1 and 3.2 to this Quarterly Report on Form 10-Q.

         During second quarter 2001, we issued 1,125,612 shares of common stock in exchange for 2,198,684 shares of our Series D Preferred Stock primarily from privately negotiated transactions. We did not receive any proceeds from the issuance. No underwriter was involved in these transactions and no commissions were paid with respect to the issuance of such securities. These issuances of securities were made in reliance on the exemption from registration provided by
Section 3(a) (9) of the Securities Act of 1933.


ITEM 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Mpower Communications Corp. was held on Thursday, May 24, 2001. At the meeting, Maurice J. Gallagher, Jr., David Kronfeld and Rolla P. Huff were elected to serve on our Board of Directors for a three-year term expiring in 2004. Each director received the vote of 55,484,671 or 99.7% of the shares of stock represented by proxy at the meeting. Richard W. Miller, Timothy P. Flynn, Thomas Neustatter, Mark Pelson and Mark Masiello continued as directors of Mpower Communications Corp. after the meeting. Subsequent to the annual meeting, Richard W. Miller resigned as a director and has not been replaced. At the annual meeting, stockholders also approved the following proposal:

         - The shareholders approved the proposal to adopt a merger transaction pursuant to an Amended and Restated Agreement and Plan of Merger designed to establish a holding company structure, with Mpower Communications Corp. becoming a wholly owned subsidiary of Mpower Holding Corporation, a holding company. 39,936,306 shares were voted in favor of the proposal; 159,131 shares were voted against the proposal; and 33,706 shares abstained from the vote.

ITEM 6. Exhibits and Reports on Form 8-K

    (a) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

          2.1 Amended and Restated Agreement and Plan of Merger among Mpower Communications Corp., Mpower Holding Corporation and Mpower Merger Company, Inc., dated as of April 12, 2001.(1)

          3.1 Amended and Restated Certificate of Incorporation of Mpower Holding Corporation filed on June 27, 2001 with the Secretary of State of Delaware.(2)

          3.2 Amended and Restated By-laws of Mpower Holding Corporation adopted on June 27, 2001.(2)

          3.3 Articles of Merger Merging Mpower Merger Company, Inc. with and into Mpower Communications Corp. becomes effective on June 28, 2001 with the Secretary of State of Nevada.(2)

          3.4 Certificate of Restated Articles of Incorporation of Mpower Communications Corp. filed on June 28, 2001 with the Secretary of State of Nevada.(2)

          3.5 Amended and Restated By-laws of Mpower Communications Corp. adopted on June 28, 2001.(2)

          3.6 Certificate of Merger Merging Mpower Merger Company, Inc. with and into Mpower Communications Corp. becomes effective on June 28, 2001 with Secretary of State of Delaware.(2)

          4.1 Certificate of Designation of Mpower Holding Corporation's 10% Series C convertible preferred stock filed on June 27, 2001 with the Secretary of State of Delaware.(2)

          4.2 Certificate of Designation of Mpower Holding Corporation's 7.25% Series D convertible preferred stock filed on June 27, 2001 with the Secretary of State of Delaware.(2)

          4.3 See the Articles of Incorporation filed as Exhibit 3.1 and 3.4 and the By-laws filed as Exhibit 3.2 and 3.5.

          4.4 Indenture dated as of September 29, 1997, between Mpower Communications Corp. and Marine Midland Bank, as Trustee.(3)

          4.5 Form of Note for Mpower Communications Corp.'s registered 13% Senior Secured Notes due 2004.(3)

          4.6 Stockholders Agreement dated as of November 26, 1997, among Mpower Communications Corp., Maurice J. Gallagher, Jr. and certain investors identified therein.(3)

          4.7 Warrant Registration Rights Agreement dated as of September 29, 1997, among Mpower Communications Corp., Bear, Stearns & Co. Inc. and Furman Selz LLC.(3)

          4.8 Amended and Restated Registration Rights Agreement dated December 29, 1999, among Mpower Communications Corp. and the purchasers of Series B convertible preferred stock and Series C convertible preferred stock.(5)

          4.9 Amended and Restated Securityholders' Agreement dated December 29, 1999, among Mpower Communications Corp. and the purchasers of Series B convertible preferred stock and Series C convertible preferred stock.(5)

          4.10 Certificate of Designation of Series E Preferred Stock.(8)

          4.11 Indenture dated as of March 24, 2000 between Mpower Communications Corp., Mpower Holding Corporation and HSBC Bank USA, as Trustee.(6)

          4.12 First Supplemental Indenture dated as of May 31, 2000 between Mpower Communications Corp. and HSBC Bank USA (successor to Marine Midland Bank), as Trustee.(7)

          4.13 Registration Rights Agreement dated March 24, 2000 by and between Mpower Communications Corp., Mpower Holding Corporation, Bear Stearns, Salomon Smith Barney, Goldman Sachs, Merrill Lynch and Warburg Dillon.(4)

          4.14 Form of Exchange Note for Mpower Communications Corp.'s 13% Senior Notes due 2010.(6)

          4.15 Agreement and Plan of Merger dated as of April 17, 2000, among Primary Network Holdings, Inc., Mpower Communications Corp. and Mpower Merger Sub, Inc.(6)

          4.16 Shareholders Agreement among Mpower Communications Corp., Brian Matthews, Carol Matthews, Charles Wiegert, Welton Brison, Tom Hesterman, Richard Phillips, John Alden, EC Primary LLC, Quantum Emerging Growth Partners, C.V., and TGV Partners, dated as of April 17, 2000.(6)

          4.17 Letter Agreement among Mpower Communications Corp. and EC Primary, L.P., Quantum Emerging Growth Partners C.V., Ravich Revocable Trust of 1989, The

               Ravich Children Permanent Trust, U.S. Bancorp Libra, and TGV/Primary Investors LLC, dated as of April 17, 2000.(6)

          4.18 Rights Agreement dated as of December 11, 2000 between Mpower Communications Corp. and Continental Stock Transfer and Trust Company.(8)

----------

(1) Incorporated by reference to Mpower Holding Corporation's Registration Statement on Form S-4 (File No. 333-56746) previously filed with the Commission on April 13, 2001.

(2) Incorporated by reference to Mpower Holding Corporation's Report on Form 8-K (File No. 0-24059) previously filed with the Commission on June 28, 2001.

(3) Incorporated by reference to Mpower Communication Corp.'s Registration Statement on Form S-4 (File No. 333-38875) filed with the Commission on October 28, 1997, and amendments thereto.

(4) Incorporated by reference to Mpower Communication Corp.'s Registration Statement on Form S-4 (file No. 333-39884) filed with the Commission on June 22, 2000, and amendments thereto.

(5) Incorporated by reference to Mpower Communication Corp.'s Registration Statement on Form S-3 (File No. 333-91353) filed with the Commission on November 19, 1999, and amendments thereto.

(6) Incorporated by reference to Mpower Communication Corp.'s Registration Statement on Form S-4 (File No. 333-36672) filed with the Commission on May 10, 2000, and amendments thereto.

(7) Incorporated by reference to Mpower Communication Corp.'s Report on Form 8-K (File No. 0-24059) filed with the Commission on June 2, 2000.

(8) Incorporated by reference to Mpower Communication Corp.'s annual report on Form 10-K (Commission File No. 0-24059) for the year ended December 31, 2000.


(b) The following reports on Form 8-K were filed during the quarter ended June 30, 2001:

         (1) On April 12, 2001 the Company filed Form 8-K to report Pro forma financial information related to the acquisition of Primary Network Holdings, Inc.

         (2) On April 24, 2001 the Company filed Form 8-K to report the slide show presentation given by its management to certain research analysts on April 24, 2001 updating previous disclosures regarding Mpower's long-term business plan and to report that the Company will defer declaring the 7.25% quarterly dividend on its Series D convertible preferred shares.

         (3) On May 18, 2001 the Company filed Form 8-K to report a revision to its business plan to exit twelve recently opened markets and to report a new organizational structure.

         (4) On June 28, 2001 the Company filed Form 8-K to report its reorganization into a Holding Company Structure.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MPOWER HOLDING CORPORATION

Date:  August 14, 2001                /s/   ROLLA P. HUFF
                                      ------------------------------------------
                                            Rolla P. Huff
                                            President, Chief Executive Officer

Date:  August 14, 2001                /s/   MICHAEL R. DALEY
                                      ------------------------------------------
                                            Michael R. Daley
                                            Executive Vice President,
                                             Chief Financial Officer