Form 10-Q
period 2001-09-30
MPOWER HOLDING CORP
filed 2001-11-13
CIK 1117042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                               YES[ x ] NO [ ]


         The number of shares outstanding of the issuer's common stock, as of November 7, 2001:

  Common stock (par value $0.001 per share) .... 59,390,724 shares outstanding

                           MPOWER HOLDING CORPORATION

                                      INDEX

                                                                        PAGE NO.

PART I--     FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets - September 30, 2001
             (Unaudited) and December 31, 2000..........................       3

             Consolidated Statements of Operations --
             Three and Nine months ended September 30, 2001
             and 2000 (Unaudited).......................................       4

             Consolidated Statements of Redeemable Preferred Stock
             and Stockholders' (Deficit) Equity for the period
             from December 31, 1999 to September 30, 2001 (Unaudited)...       5

             Consolidated Statements of Cash Flows - Nine months
             ended September 30, 2001 and 2000 (Unaudited)..............       6

             Condensed Notes to Unaudited Interim
             Consolidated Financial Statements..........................      7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................      13

Item 3.      Quantitative and Qualitative Disclosures about
             Market Risk................................................      18

PART II--    OTHER INFORMATION

Item 1.      Legal Proceedings..........................................      19

Item 3.      Defaults upon Senior Securities............................      20

Item 5.      Other Information..........................................      20

Item 6.      Exhibits and Reports on Form 8-K...........................      20

SIGNATURES   ...........................................................      23

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                           MPOWER HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                                   2001                2000
                                                                                                   ----                ----
                                                                                                (UNAUDITED)
                                     ASSETS

Current assets:
   Cash and cash equivalents ..............................................................      $  52,088         $   10,437
   Investments available-for-sale .........................................................        213,493            492,804
   Restricted investments .................................................................            586              1,065
   Accounts receivable, less allowance for doubtful accounts of $4,530 and $4,488 at
      September 30, 2001 and December 31, 2000, respectively ..............................         16,884             28,117
   Prepaid expenses .......................................................................          5,962              2,826
                                                                                                 ---------         ----------
         Total current assets .............................................................        289,013            535,249
Property and equipment, net ...............................................................        394,395            482,265
Deferred financing costs, net of accumulated amortization of $1,773 and $895 at
   September 30, 2001 and December 31, 2000, respectively .................................          8,722             10,794
Goodwill and other intangibles, net of accumulated
     amortization of $8,147 at December 31, 2000 ..........................................             --            137,469
Other assets ..............................................................................          5,916              6,683
                                                                                                 ---------         ----------
      Total assets ........................................................................      $ 698,046         $1,172,460
                                                                                                 =========         ==========

                        LIABILITIES, REDEEMABLE PREFERRED
                    STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
   Current maturities of long-term debt and capital lease obligations .....................      $   7,635         $    8,422
   Accounts payable:
      Trade ...............................................................................         27,007             36,584
      Property and equipment ..............................................................          2,706             39,263
   Accrued interest .......................................................................         28,047             15,613
   Accrued sales tax payable ..............................................................          7,753              9,091
   Accrued network optimization cost ......................................................         20,102              5,030
   Accrued other expenses .................................................................         24,231             20,045
                                                                                                 ---------         ----------
      Total current liabilities ...........................................................        117,481            134,048
Senior Notes, net of unamortized discount of $11,037 and $13,564 at
     September 30, 2001 and December 31, 2000, respectively ...............................        420,451            466,845
Other long-term debt and capital lease obligations ........................................          3,836              9,814
                                                                                                 ---------         ----------
         Total liabilities ................................................................        541,768            610,707
                                                                                                 ---------         ----------
Commitments and contingencies
Redeemable preferred stock:
   10% Series C convertible preferred stock, 1,250,000 shares authorized,
     issued and outstanding at September 30, 2001 and December 31, 2000, respectively .....         45,680             42,760
   7.25% Series D convertible preferred stock 3,014,388 shares and 4,140,000 shares authorized, issued and outstanding  at September 30, 2001
       and December 31, 2000, respectively ................................................        153,436            202,126
Stockholders' (deficit) equity:
   Preferred stock 45,635,612 and 44,510,000 shares authorized but
      unissued at September 30, 2001 and December 31, 2000, respectively ..................             --                 --
   Series E preferred stock, 100,000 shares authorized but unissued .......................             --                 --
   Common stock, $0.001 par value, 300,000,000 shares authorized, 59,390,724 and 56,875,870
      shares issued at September 30, 2001 and December 31, 2000, respectively .............             59                 57
Additional paid-in capital ................................................................        715,475            672,031
Accumulated deficit .......................................................................       (767,719)          (358,875)
Less: treasury stock, 13,710 shares, at cost ..............................................            (76)               (76)
Notes receivable from stockholders for issuance of common stock ...........................           (973)            (5,294)
Accumulated other comprehensive income ....................................................         10,396              9,024
                                                                                                 ---------         ----------
         Total stockholders' (deficit) equity .............................................        (42,838)           316,867
                                                                                                 ---------         ----------
         Total liabilities, redeemable preferred stock and stockholders' (deficit) equity .      $ 698,046         $1,172,460
                                                                                                 =========         ==========


  See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                              -------------                      -------------
                                                          2001               2000           2001               2000
                                                          ----               ----           ----               ----
Operating revenues:
   Telecommunication services...................      $    49,810      $    45,905      $   146,065       $   102,281
Operating expenses:
   Cost of operating revenues...................           38,282           37,622          121,045            77,727
   Selling......................................           15,096           22,104           47,865            44,944
   General and administrative...................           30,633           35,590          102,042            82,786
   Stock-based compensation expense.............              639              933            2,506             2,412
   Network optimization cost....................               --           12,000          233,083            12,000
   Depreciation and amortization................           15,151           17,059           59,196            32,003
                                                      -----------      -----------      -----------       -----------
                                                           99,801          125,308          565,737           251,872
                                                      -----------      -----------      -----------       -----------
      Loss from operations......................          (49,991)         (79,403)        (419,672)         (149,591)
Other income (expense):
   Gain on sale of assets, net..................            1,955               93            4,730                49
   Interest income..............................            4,433           10,730           17,805            32,912
   Interest expense (net of amount capitalized).          (14,370)         (14,957)         (44,029)          (32,928)
                                                      -----------      -----------      -----------       -----------
      Net loss before extraordinary item........          (57,973)         (83,537)        (441,166)         (149,558)
Extraordinary item:
    Gain (loss) on early retirement of debt.....               --               --           32,322           (19,547)
                                                      -----------      -----------      -----------       -----------
      Net loss..................................          (57,973)         (83,537)        (408,844)         (169,105)
Accrued preferred stock dividend................           (3,600)          (4,644)         (18,020)          (12,275)
Accretion of preferred stock to
   redemption value.............................               --           (1,095)              --            (5,637)
                                                      -----------      -----------      -----------       -----------
Net loss applicable to common stockholders......      $   (61,573)     $   (89,276)     $  (426,864)      $  (187,017)
                                                      ===========      ===========      ===========       ===========
Basic and diluted loss per share of common
   stock .......................................      $     (1.04)     $     (1.60)     $     (7.22)      $     (3.74)
                                                      ===========      ===========      ===========       ===========
Gain (loss) per share applicable to
   extraordinary item...........................      $        --      $        --      $      0.55       $     (0.39)
                                                      ===========      ===========      ===========       ===========
Basic and diluted weighted average
   shares outstanding...........................       59,468,984       55,924,565       59,142,249        50,004,222
                                                      ===========      ===========      ===========       ===========

  See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER HOLDING CORPORATION
     CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
                                (DEFICIT) EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                    REDEEMABLE
                                                            COMPREHENSIVE         PREFERRED STOCK                 COMMON STOCK
                                                                LOSS          SHARES          AMOUNT          SHARES         AMOUNT
                                                                ----          ------          ------          ------         ------
BALANCE AT DECEMBER 31, 1999 .........................                        6,527,779    $    84,973      34,866,492     $     35
Unrealized gain on investments available-for-sale ....      $   10,110              --              --              --           --
Common stock issued for cash .........................              --              --              --       9,245,564            9
Warrants and options exercised for common stock ......              --              --              --       1,298,728            1
Payment on stockholders' notes .......................              --              --           4,900              --           --
10% Series B convertible preferred stock converted
  to common stock ....................................              --      (5,277,779)        (55,153)      7,916,668            8
7.25% Series D convertible preferred stock issued
  for cash ...........................................              --       4,140,000         200,575              --           --
Stock-based compensation .............................              --              --              --              --           --
Accrued preferred stock dividend .....................              --              --          16,889              --           --
Preferred dividends paid in common stock .............              --              --         (14,063)      1,448,661            2
Accretion of preferred stock to redemption value .....              --              --           6,765              --           --
Shares issued for acquisition of Primary Network .....              --              --              --       2,024,757            2
Options and warrants issued for acquisition of Primary
  Network ............................................              --              --              --              --           --
Shares issued in exchange of Primary Network Senior
  Notes ..............................................              --              --              --          75,000           --
Net loss .............................................        (244,714)             --              --              --           --
                                                            ----------      ----------     -----------      ----------      -------
COMPREHENSIVE LOSS ...................................      $ (234,604)
                                                            ==========
BALANCE AT DECEMBER 31, 2000 .........................                       5,390,000         244,886      56,875,870           57
Unrealized gain on investments available-for-sale ....      $    1,372              --              --              --           --
Warrants and options exercised for common stock ......              --              --              --         114,100           --
Cancellation of stockholder's note for common stock ..              --              --              --        (225,000)          --
Stock-based compensation .............................              --              --              --              --           --
Accrued preferred stock dividend .....................              --              --          11,395              --           --
Preferred dividends paid in common stock .............              --              --          (2,995)        427,070           --
7.25% Series D convertible preferred stock
  converted to common stock ..........................              --      (1,125,612)        (54,170)      2,198,684            2
Net loss .............................................        (408,844)             --              --              --           --
                                                            ----------      ----------     -----------      ----------      -------
COMPREHENSIVE LOSS ...................................      $ (407,472)
                                                            ==========
BALANCE AT SEPTEMBER 30, 2001 (UNAUDITED) ............                       4,264,388     $   199,116      59,390,724     $     59
                                                                             =========     ===========      ==========     ========

                                                                ADDITIONAL
                                                                 PAID-IN          ACCUMULATED         TREASURY STOCK
                                                                 CAPITAL            DEFICIT        SHARES        AMOUNT
                                                                 -------            -------        ------        ------
BALANCE AT DECEMBER 31, 1999 .........................          $ 225,288         $(114,161)       13,710       $   (76)
Unrealized gain on investments available-for-sale ....                 --                --            --            --
Common stock issued for cash .........................            316,724                --            --            --
Warrants and options exercised for common stock ......              2,944                --            --            --
Payment on stockholders' notes .......................                 --                --            --            --
10% Series B convertible preferred stock converted
  to common stock ....................................             55,145                --            --            --
7.25% Series D convertible preferred stock issued
  for cash ...........................................                 --                --            --            --
Stock-based compensation .............................              3,345                --            --            --
Accrued preferred stock dividend .....................            (16,889)               --            --            --
Preferred dividends paid in common stock .............             14,061                --            --            --
Accretion of preferred stock to redemption value .....             (6,765)               --            --            --
Shares issued for acquisition of Primary Network .....             70,382                --            --            --
Options and warrants issued for acquisition of Primary
  Network ............................................              5,171                --            --            --
Shares issued in exchange of Primary Network Senior
  Notes ..............................................              2,625                --            --            --
Net loss .............................................                 --          (244,714)           --            --
                                                                ----------        ---------        ------       -------
COMPREHENSIVE LOSS ...................................
BALANCE AT DECEMBER 31, 2000 .........................             672,031        (358,875)        13,710           (76)
Unrealized gain on investments available-for-sale ....                 --                --            --            --
Warrants and options exercised for common stock ......                 74                --            --            --
Cancellation of stockholder's note for common stock ..             (4,904)               --            --            --
Stock-based compensation .............................              2,506                --            --            --
Accrued preferred stock dividend .....................            (11,395)               --            --            --
Preferred dividends paid in common stock .............              2,995                --            --            --
7.25% Series D convertible preferred stock
  converted to common stock ..........................             54,168                --            --            --
Net loss .............................................                 --          (408,844)           --            --
                                                                ----------        ---------        ------       -------
COMPREHENSIVE LOSS ...................................
BALANCE AT SEPTEMBER 30, 2001 (UNAUDITED) ............          $  715,475        $(767,719)       13,710       $   (76)
                                                                ==========        =========        ======       =======

                                                                     NOTES             ACCUMULATED
                                                                 RECEIVABLE FROM          OTHER              TOTAL
                                                                STOCKHOLDERS FOR      COMPREHENSIVE       STOCKHOLDERS'
                                                                  ISSUANCE OF            INCOME            (DEFICIT)
                                                                  COMMON STOCK           (LOSS)              EQUITY
                                                                  ------------           ------              ------
BALANCE AT DECEMBER 31, 1999 .........................              $(6,219)            $ (1,086)          $ 103,781
Unrealized gain on investments available-for-sale ....                   --               10,110              10,110
Common stock issued for cash .........................                   --                   --             316,733
Warrants and options exercised for common stock ......                   --                   --               2,945
Payment on stockholders' notes .......................                  925                   --                 925
10% Series B convertible preferred stock converted
  to common stock ....................................                   --                   --              55,153
7.25% Series D convertible preferred stock issued
  for cash ...........................................                   --                   --                  --
Stock-based compensation .............................                   --                   --               3,345
Accrued preferred stock dividend .....................                   --                   --             (16,889)
Preferred dividends paid in common stock .............                   --                   --              14,063
Accretion of preferred stock to redemption value .....                   --                   --              (6,765)
Shares issued for acquisition of Primary Network .....                   --                   --              70,384
Options and warrants issued for acquisition of Primary
  Network ............................................                   --                   --               5,171
Shares issued in exchange of Primary Network Senior
  Notes ..............................................                   --                   --               2,625
Net loss .............................................                   --                   --            (244,714)
                                                                    -------             --------           ---------
COMPREHENSIVE LOSS ...................................
BALANCE AT DECEMBER 31, 2000 .........................               (5,294)               9,024             316,867
Unrealized gain on investments available-for-sale ....                   --                1,372               1,372
Warrants and options exercised for common stock ......                   --                   --                  74
Cancellation of stockholder's note for common stock ..                4,321                   --                (583)
Stock-based compensation .............................                   --                   --               2,506
Accrued preferred stock dividend .....................                   --                   --             (11,395)
Preferred dividends paid in common stock .............                   --                   --               2,995
7.25% Series D convertible preferred stock
  converted to common stock ..........................                   --                   --              54,170
Net loss .............................................                   --                   --            (408,844)
                                                                    -------             --------           ---------
COMPREHENSIVE LOSS ...................................
BALANCE AT SEPTEMBER 30, 2001 (UNAUDITED) ............              $  (973)            $ 10,396           $ (42,838)
                                                                    =======             ========           =========


  See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                           -------------
                                                                                       2001             2000
                                                                                       ----             ----
Cash flows from operating activities:
    Net loss ..................................................................      $(408,844)      $(169,105)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ...........................................         59,196          32,003
      (Gain) loss on early retirement of debt .................................        (32,322)         19,547
      Network optimization cost ...............................................        233,083          12,000
      Gain on sale of assets ..................................................         (4,730)            (49)
      Amortization of debt discount ...........................................          1,127             757
      Amortization of deferred debt financing costs ...........................          1,007             904
      Stock-based compensation ................................................          2,506           2,412
      Changes in assets and liabilities:
          Decrease (increase) in accounts receivable, net .....................         10,746         (14,411)
          Increase in prepaid expenses ........................................         (3,136)           (470)
          Decrease (increase) in other assets .................................            786          (6,092)
          (Decrease) increase in accounts payable - trade .....................         (9,577)         11,891
          (Decrease) increase in sales tax payable ............................         (1,338)          1,153
          Decrease in accrued network optimization cost .......................         (9,033)             --
          Increase in accrued interest and other expenses .....................         13,290          26,353
                                                                                     ---------       ---------
            Net cash used in operating activities .............................       (147,239)        (83,107)
                                                                                     ---------       ---------
Cash flows from investing activities:
    Purchase of property and equipment, net of payables .......................        (78,953)       (228,177)
    Net cash paid for acquisition of business .................................             --         (13,088)
    Proceeds from sale of customer base .......................................          1,601              --
    Sale (purchase) of investments available-for-sale, net ....................        286,607        (432,902)
    Sale of restricted investments ............................................            460           9,566
                                                                                     ---------       ---------
            Net cash provided by (used in) investing activities ...............        209,715        (664,601)
                                                                                     ---------       ---------
Cash flows from financing activities:
    Proceeds from issuance of Senior Notes ....................................             --         243,220
    Costs associated with issuance of Senior Notes ............................             --          (6,524)
    Proceeds from issuance of Convertible Preferred
      Stock, net of issuance costs ............................................             --         200,575
    Repurchase of Senior Notes ................................................        (14,134)             --
    Payments on other long-term debt ..........................................         (6,765)         (1,896)
    Collection on Notes Receivable for stock ..................................             --           5,725
      Proceeds from issuance of common stock ..................................             74         319,584
                                                                                     ---------       ---------
            Net cash (used in) provided by financing activities ...............        (20,825)        760,684
                                                                                     ---------       ---------
            Net increase in cash ..............................................         41,651          12,976
Cash and cash equivalents at beginning of period ..............................         10,437          42,979
                                                                                     ---------       ---------
Cash and cash equivalents at the end of period ................................      $  52,088       $  55,955
                                                                                     =========       =========
Supplemental schedule of non-cash investing and financing activities:
    Stock issued for acquisition of subsidiary ................................      $      --       $  70,384
                                                                                     =========       =========
    Preferred stock converted to common stock .................................      $  54,170       $  55,153
                                                                                     =========       =========
    Preferred dividends paid in common stock ..................................      $   2,995       $  10,311
                                                                                     =========       =========
    Accretion of preferred stock to redemption value ..........................      $      --       $   5,637
                                                                                     =========       =========
    Options and warrants issued for acquisition of subsidiary .................      $      --       $   5,171
                                                                                     =========       =========
    Shares issued in exchange of Primary Network Senior Notes .................      $      --       $   2,625
                                                                                     =========       =========
    Preferred stock dividends accrued .........................................      $  11,395       $  12,275
                                                                                     =========       =========
Other disclosures:
    Cash paid for interest, net of amounts capitalized ........................      $  28,025       $   5,816
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

         On June 28, 2001, the Company became the publicly held parent holding company of Mpower Communications Corp. ("Communications") pursuant to a merger agreement approved by Communications' stockholders. All of the outstanding shares of Communications' common stock, 10% Series C Convertible Preferred Stock and 7.25% Series D Convertible Preferred Stock were automatically converted into an equal number of shares of the Company's common stock, 10% Series C Convertible Preferred Stock and 7.25% Series D Convertible Preferred Stock, respectively. The common stock and 7.25% Series D Convertible Preferred Stock of the Company are listed on the Nasdaq national market system under the same symbols as the common stock and 7.25% Series D Convertible Preferred Stock of Communications prior to the merger.

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

         The consolidated balance sheet at December 31, 2000 was derived from the audited consolidated financial statements of Communications, but does not include all disclosures required under generally accepted accounting principles.

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

(2) PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       2001             2000
                                                                                       ----             ----
                                                                                   (UNAUDITED)

Building and property .........................................................      $   5,658        $  5,640
Switching equipment ...........................................................        316,502         323,355
Leasehold improvements ........................................................         40,183          61,147
Computer hardware and software ................................................         25,502          17,800
Office equipment and vehicles .................................................         26,232          25,603
                                                                                     ---------        --------
                                                                                       414,077         433,545
Less accumulated depreciation .................................................       (106,907)        (70,342)
                                                                                     ---------        --------
                                                                                       307,170         363,203
Assets held for future use ....................................................         58,470              --
Construction in progress.......................................................         28,755         119,062
                                                                                     ---------        --------
Net property and equipment.....................................................      $ 394,395        $482,265
                                                                                     =========        ========

         As further discussed in Note 7 "Network Optimization Cost", the assets held for future use are directly related to the recovery of switch and collocation equipment from markets cancelled or exited during 2001 which will be redeployed throughout the Company's remaining operating markets.

(3) DIVESTITURE

         Beginning in February 2001, the Company entered into a series of agreements to sell its dial-up ISP customer base. The Company acquired this customer base through its acquisition of Primary Network in June of 2000. The Company received proceeds from these sales of approximately $1.6 million during the nine months ended September 30, 2001.

(4) SENIOR NOTES

         In June 2001, the Company repurchased $48.9 million in face value of its 2010 senior notes for $15.5 million in cash, which was inclusive of $1.4 million of interest payments, in a series of transactions in the open market. The Company recognized an extraordinary gain of $32.3 million on these transactions.

         In July 2001, pursuant to the terms of the 13% Senior Notes due 2010, as a result of the Company becoming the publicly held parent holding company of Communications and after satisfying other preconditions set forth in the indenture governing the notes, Communications was released from its obligations on its 13% Senior Notes due 2010. As a result, the Company is now the sole obligor on the 13% Senior Notes due 2010. In addition, pursuant to a supplemental indenture, the Company became a co-obligor, along with Communications, on Communications' 13% Senior Notes due 2004.

(5) REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

         Beginning in January 2001, the Company entered into privately negotiated conversions of its 7.25% Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock") into shares of the Company's common stock. As of September 30, 2001, the Company had converted 1,125,612 preferred shares into 2,198,684 common shares, primarily resulting from these agreements.

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

         In April and July 2001, the Company announced deferrals of the quarterly dividend on the Company's Series D Preferred Stock. Dividends will continue to accrue on the liquidation amount of $50.00 per share at the rate of 7.25% per year and will be payable, at the option of the Company, in cash or in shares of the Company's common stock.

         In August 2001, the Company and its Chief Executive Officer (the "CEO") amended his Employment/Stock Repurchase Agreement dated October 13, 1999 (the "Employment Agreement"). The amended Employment Agreement rescinded Item 9 of the Employment Agreement, under which 225,000 shares of the Company's common stock were issued (the "Note Shares") to the CEO for a non-recourse promissory note in the amount of $4.3 million (the "Note"). Pursuant to the amended Employment Agreement, the CEO has returned the Note Shares to the Company for cancellation. The Company has delivered the note to the CEO for cancellation. The cancellation of the Note and accrued interest has been recognized in the Consolidated Balance Sheet as a reduction to additional paid-in capital and notes receivable from stockholders for issuance of common stock.

         The terms of the Employment Agreement also provided a $1.0 million signing bonus to the CEO, which was subject to repayment if the CEO's employment was terminated before three years of employment under certain circumstances. Pursuant to the terms of the amended Employment Agreement, the Company agreed that the signing bonus shall become immediately fully vested such that the CEO would not be required to repay the bonus or any portion thereof. Upon acceptance of the amended Employment Agreement, the Company recognized the remaining unamortized portion of the signing bonus as a component of general and administrative expenses within the Consolidated Statement of Operations.

(6) COMMITMENTS AND CONTINGENT LIABILITIES

         In the ordinary course of business, the Company enters into purchase agreements with its equipment vendors and collocation site providers. As of September 30, 2001 and December 31, 2000, the Company had total unfulfilled commitments with equipment vendors of approximately $9.4 million and $23.1 million, respectively, and with collocation site providers of approximately $7.0 million and $12.4 million, respectively, for the build-out of collocation sites. The Company also has various agreements with certain carriers for transport, long distance and other network services. At September 30, 2001, the Company's minimum commitment under these agreements is $53.6 million, which expire through July 2005.

         The Company is party to various legal proceedings, most of which relate to routine matters incidental to its business. However, on September 20, 2000, a class action lawsuit was commenced against the Company and its CEO in federal court for the Western District of New York. On March 6, 2001, an amended consolidated class action complaint was served in that action, seeking to recover damages for alleged violations by the Company of the Securities Exchange Act of 1934 and rule 10(b)-5 thereunder (the "Exchange Act") and section 11 of the Securities Act of 1933. The amended consolidated complaint also seeks to recover damages against several of the Company's officers and members of its board of directors in addition to the CEO. The amended consolidated complaint also names various underwriters as defendants in the action.

         The Company and the individual defendant officers and board members have denied any wrongdoing and will vigorously contest the class action suit. Any judgment that is significantly greater than the Company's available insurance coverage could have a material adverse effect on the Company's results of operations and/or financial condition.

         The Company and the CEO have brought a motion to dismiss the amended consolidated class action complaint. That motion is scheduled to be argued before the Court in December 2001. All discovery and other activity has been stayed pending the resolution of the motion by defendants.

         On August 2, 2001 Fir Tree Partners, the owner of approximately $70 million of the Company's 13% Senior Notes due 2010, commenced an action in New York State Supreme Court, New York County, seeking declaratory relief, but no compensatory damages of any nature. Fir Tree requested that the Court declare
(i) that Mpower is insolvent or in the vicinity of insolvency; and (ii) that Mpower and its directors owe a fiduciary duty to Mpower creditors which stands in preference to any duties owed to Mpower shareholders.

         The Company and the individual directors named in the lawsuit believed the lawsuit was groundless, denied any wrongdoing and contested the declaratory judgment action commenced by Fir Tree. The Company and individual directors brought a motion to dismiss the complaint, which was argued on November 1, 2001. On November 8, 2001, the Court granted the Company's motion and dismissed the lawsuit.

         Except as set forth above, management does not believe that the outcome of any legal proceedings will have a material adverse effect on the Company's financial position or results of operations.

         In September 2001, the Company committed to pay up to $4.5 million during the period through December 31, 2002 for employee retention and incentive compensation bonuses, subject to the terms of the agreements. In addition, the Company committed to pay up to $7.5 million in severance payments to certain employees in the event they are terminated involuntarily, without cause or voluntarily, with good cause. As of November 2001, the Company has established a trust, which is funded at a level sufficient to cover the maximum commitment for retention, incentive compensation and severance payments.

(7) NETWORK OPTIMIZATION COST

         In September 2000, the Company announced the cancellation of 339 collocations and the delay of entrance into twelve markets in the Northeast and Northwest. The Company recognized a $12.0 million network optimization charge in the third quarter of 2000 associated with commitments made for collocation sites. As of September 30, 2001, the Company has incurred $9.2 million of these charges and has $2.8 million of remaining reserves classified as Accrued Network Optimization Cost in the Consolidated Balance Sheet.

         In February 2001, the Company announced the cancellation of its plans to enter twelve markets in the Northeast and Northwest, representing more than 350 collocations. The Company recognized a network optimization charge of $24.0 million in the first quarter of 2001 associated with the commitments made for switch sites and collocations for these markets. As of September 30, 2001, the Company has incurred $23.9 million of these charges and has $0.1 million of remaining reserves classified as Accrued Network Optimization Cost in the Consolidated Balance Sheet.

         In May 2001, the Company announced plans to close down operations in twelve of its recently opened markets, representing more than 180 collocations and recognized a network optimization charge of $209.1 million in the second quarter of 2001. The Company exited these markets in the third quarter of 2001. Included in the charge was $126.8 million for the goodwill and customer base associated with the Primary Network business, which was eliminated as a result of the market closings, $65.1 million for property and equipment including collocations and switch sites and $17.2 million for other costs associated with exiting these markets. As of September 30, 2001, the Company has incurred $54.5 million and $4.5 million of charges related to property and equipment and other costs, respectively, and has $23.3 million of remaining reserves, of which $17.2 million is classified as Accrued Network Optimization Cost and $6.1 is classified within assets held for future use in Property and Equipment.

         These charges represent amounts paid or estimated to be paid. Actual payments will be based on ultimate settlements with various carriers, net of any costs that may be recoverable through sales of the related assets, and the Company's ability to enter into sublease agreements for its switch site and sales office leases.

         The Company has switch site and sales office lease commitments related to these markets which expire from 2002 through 2010. In connection with these leases, the network optimization charges reflect up to the first twenty-four months' lease payment commitments as the Company estimates that it will be successful in entering into sublease agreements or terminating the remaining lease commitments within the period estimated.

(8) STOCK OPTION EXCHANGE OFFER

         On August 27, 2001, the Company announced an offer to exchange outstanding stock options for all eligible employees who made an election by the close of business on September 27, 2001. The offer provided each eligible employee the opportunity to exchange outstanding stock options granted under the stock option plan for new options to purchase the Company's common stock. Each new option is exercisable for a number of shares of common stock equal to 75% of the number of shares of common stock for which the eligible options were exercisable. Each new option has an exercise price equal to the closing sale price of the Company's common stock as reported by the Nasdaq on September 27, 2001 and vests over a three-year period beginning September 27, 2001.

         On September 27, 2001, eligible options to purchase 6,316,612 shares of common stock were tendered for exchange. Subject to the terms and conditions of the offer to exchange, the Company issued new options to purchase 4,738,803 shares of common stock at a grant price of $0.22 per share. In accordance with variable plan accounting, the Company measures compensation as the amount by which the quoted market value of the Company's stock exceeds the option price, multiplied by the number of shares granted under the options. Changes in the quoted market value of those shares between the date of grant and the measurement date result in a change in the measure of compensation. Over the vesting period of the options, compensation is expensed ratably. Between the end of the vesting period and the measurement date, changes in compensation are recognized immediately in operations. The Company has not recognized compensation expense for the options exchanged in September 2001 as the market price of the common stock at September 30, 2001 was below the current exercise prices.

(9) SUBSEQUENT EVENTS

         In October 2001, the Company announced a deferral of a quarterly dividend on the Company's Series D Preferred Stock. Dividends will continue to accrue on the liquidation amount of $50.00 per share at the rate of 7.25% per year and will be payable, at the option of the Company, in cash or in shares of the Company's common stock.


(10) RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141). The standard is effective for acquisitions initiated after June 30, 2001. This standard eliminates the pooling-of-interests method of accounting for business combinations and requires the purchase method of accounting for business combinations. The adoption of SFAS No. 141 has not had a material effect on the financial results of the Company.

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

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). The Company will adopt this standard on January 1, 2003. Upon adoption of SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Management does not expect the adoption of SFAS No. 143 to have a material effect on the financial results of the Company.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). The Company will adopt this standard on January 1, 2002. This standard addresses financial accounting and reporting for the impairment and disposal of long-lived assets. Management does not expect the adoption of SFAS No. 144 to have a material effect on the financial results of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         Mpower Holding Corporation is a facilities-based broadband communications company offering a full range of data, telephony, Internet access and web hosting services primarily to small and medium size business customers. We currently have 603 incumbent carrier central office collocation sites and currently deliver our services in 28 metropolitan areas in 9 states. As of September 30, 2001, we had 380,318 customer lines sold, of which 359,236 lines were in service.

         On June 28, 2001, we became the publicly held parent holding company of Mpower Communications Corp. ("Communications") pursuant to a merger agreement approved by Communications' stockholders. All of the outstanding shares of Communications' common stock, 10% Series C Convertible Preferred Stock and 7.25% Series D Convertible Preferred Stock were automatically converted into an equal number of our shares of common stock, 10% Series C Convertible Preferred Stock and 7.25% Series D Convertible Preferred Stock, respectively. Our common stock and 7.25% Series D Convertible Preferred Stock are listed on the Nasdaq national market system under the same symbols as the common stock and 7.25% Series D Convertible Preferred Stock of Communications prior to the merger.

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

         We have experienced operating losses and generated negative cash flow from operations since inception and expect to continue to generate negative cash flow from operations for the foreseeable future while we continue to expand our existing network and develop our product offerings and customer base. During this period, we expect to incur significant operating losses as many of the fixed costs of providing service in a market are incurred before significant revenue can be generated from that market. In addition, we expect to incur significant selling costs to build our base of customers in our markets. We cannot assure investors that our revenue or customer base will continue to grow or that we will be able to achieve or sustain positive cash flow from operations.

RESULTS OF OPERATIONS

     Quarterly Comparison - September 30, 2001 vs. September 30, 2000

     Total operating revenues increased to $49.8 million for the quarter ended September 30, 2001 as compared to $45.9 million for the quarter ended September 30, 2000. The 8.5% increase was primarily the result of the increase in the number of lines in service. Total lines in service increased 110,331 (or 44.3%) from 248,905 at September 30, 2000 to 359,236 at September 30, 2001. Our switched access revenues decreased $4.7 million or 24.4% from the quarter ended September 30, 2000, as well as decreased as a percentage of our total operating revenues from 42% to 29% over the same period.

     Cost of operating revenues for the quarter ended September 30, 2001 was $38.3 million as compared to $37.6 million for the quarter ended September 30, 2000. The 1.8% increase is due to the increased number of lines in service and installation and operational expenses associated with the expansion of our network. Gross margin (operating revenues less cost of operating revenues) as a percentage of operating revenues has increased from 18% to 23% for the quarters ending September 30, 2000 and 2001, respectively, primarily due to the closing of higher cost markets, achieving network efficiencies, and spreading certain fixed network costs over an increased number of lines in service.

     For the quarter ended September 30, 2001, selling expenses totaled $15.1 million, a 31.7% decrease over the $22.1 million for the quarter ended September 30, 2000. This decrease reflects the closing of certain operating markets and cost saving initiatives being implemented. Costs eliminated relate primarily to sales support and administrative functions. Selling expenses declined despite an increase in quota carrying account managers from 263 at September 30, 2000 to 432 at September 30, 2001.

     For the quarter ended September 30, 2001, general and administrative expenses totaled $30.6 million, a 14.0% decrease over $35.6 million for the quarter ended September 30, 2000. This decrease reflects the closing of certain operating markets and cost saving initiatives being implemented.

     For the quarter ended September 30, 2001, we recorded $0.6 million in stock-based compensation compared to $0.9 million for the quarter ended September 30, 2000. This expense relates to in-the-money stock options granted in 1999 and 2000. Due to the September 2000 repricing of stock options and the September 2001 stock option exchange offer, we are now subject to variable plan accounting. The variable accounting did not increase the amount of stock-based compensation recognized in the quarter ended September 30, 2001, due to the closing price of our stock at September 30, 2001. However, we are unable to predict the expense which may be recognized in future periods as this amount is subject to fluctuations of the market price of our common stock.

     In September 2000, we announced a plan to eliminate 339 collocations and delay our expansion into 12 Northeast and Northwest markets. We recorded a network optimization charge of $12.0 million that represented estimated amounts paid, or to be paid, to incumbent local exchange carriers for collocation sites we decided to not enter. The total actual charges incurred will be based on ultimate settlements with these carriers.

     For the quarter ended September 30, 2001, depreciation and amortization was $15.2 million as compared to $17.1 million for the quarter ended September 30, 2000. This 11.1% decrease is a result of the network optimization charge described above and the write-off of significant goodwill and property in the first two quarters of 2001.

     Gross interest expense for the quarter ended September 30, 2001 totaled $15.1 million compared to $18.9 million for the quarter ended September 30, 2000. Interest capitalized for the quarter ended September 30, 2001 decreased to $0.8 million as compared to $3.9 million for the quarter ended September 30, 2000. The decrease in gross interest expense is primarily attributable to the repurchase of $48.9 million in face value of the 2010 senior notes during June 2001.

     Interest income was $4.4 million during the quarter ended September 30, 2001 compared to $10.7 million for the quarter ended September 30, 2000. This 58.9% decrease results from the usage of cash and investments during 2000 and 2001 to make capital expenditures, pay interest on the senior notes, repurchase certain senior notes due 2010 and fund operating losses.

     For the three months ended September 30, 2001 and 2000, we incurred net losses of $58.0 million and $83.5 million, respectively.

    For the quarters ended September 30, 2001 and 2000, we accrued dividends of $3.6 million and $4.6 million, respectively, payable to holders of our convertible preferred stock.

    Effective June 30, 2000, we acquired Primary Network, a provider of data-centric communications services to business and residential customers in the Midwest. From July 1, 2000, the results of Primary's operations are included in our consolidated financial statements. However, as of September 30, 2001, we had effectively eliminated all operations related to the Primary Network acquisition.

      Nine Month Period Ended  - September 30, 2001 vs. September 30, 2000

     Total operating revenues increased to $146.1 million for the nine months ended September 30, 2001 as compared to $102.3 million for the nine months ended September 30, 2000. This 42.8% increase was primarily the result of the increase in the number of lines in service.

     Cost of operating revenues for the nine months ended September 30, 2001 was $121.0 million as compared to $77.7 million for the nine months ended September 30, 2000. The 55.7% increase is due to the increased number of lines in service and installation and operational expenses associated with the expansion and continued development of our network, offset in part by recent market reductions and cost saving initiatives.

     For the nine months ended September 30, 2001, selling expenses totaled $47.9 million, a 6.7% increase over the $44.9 million for the comparable 2000 period. The increase is primarily a result of increased costs attributable to our expanded geographic footprint and increased sales force and related sales support personnel, offset in part by recent market reductions and cost saving initiatives.

     For the nine months ended September 30, 2001, general and administrative expenses totaled $102.0 million, a 23.2% increase over the $82.8 million for the comparable 2000 period. The increase is primarily a result of costs attributable to administrative personnel and facilities expenses necessary to support our expanded network operations and customer base, offset in part by recent market reductions and cost saving initiatives.

     For the nine months ended September 30, 2001 we recorded $2.5 million in stock-based compensation compared to $2.4 million for the comparable 2000 period. This expense relates to in-the-money stock options granted in 1999 and 2000. Due to the September 2000 repricing of stock options and the September 2001 stock option exchange offer, we are now subject to variable plan accounting. The variable accounting did not increase the amount of stock-based compensation recognized in the nine months ended September 30, 2001, due to the closing price of our stock at September 30, 2001. However, we are unable to predict the expense which may be recognized in future periods as this amount is subject to fluctuations of the market price of our common stock.

    In May 2001, we announced plans to close down operations in twelve of our recently opened markets, representing more than 180 collocations. We exited most of these markets in the third quarter ending September 30, 2001 and recognized a network optimization charge of $209.1 million in the second quarter of 2001. Included in the charge was $126.8 million for the goodwill and customer base associated with the Primary Network business, which was eliminated as a result of the market closings, $65.1 million for property including collocations and switch sites, and $17.2 million for other costs associated with exiting these markets. The total actual charges incurred will be based on ultimate settlements with various carriers, recovery of costs from any subsequent subleases, our ability to sell or redeploy network equipment for growth in our existing network and other factors.

     In February 2001, we announced the cancellation of our plans to enter 12 Northeast and Northwest markets and the related elimination of more than 350 collocations. We recognized a $24.0 million network optimization charge in the first quarter of

2001 associated with the commitments we made for switch sites and collocations in these markets. The total actual charges will be based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from any subsequent subleases, our ability to sell or redeploy network equipment for growth in our existing network and other factors.

     In September 2000, we announced a plan to eliminate 339 collocations and delay our expansion into 12 Northeast and Northwest markets. We recorded a network optimization charge of $12.0 million that represented estimated amounts paid, or to be paid, to incumbent local exchange carriers for collocation sites we decided to not enter. The total actual charges incurred will be based on ultimate settlements with these carriers.

     For the nine months ended September 30, 2001, depreciation and amortization was $59.2 million as compared to $32.0 million for the nine months ended September 30, 2000. This 85.0% increase is largely a result of placing additional assets in service in accordance with the planned build-out of our network and investment in information technology infrastructure and equipment.

     Gross interest expense for the nine months ended September 30, 2001 totaled $48.6 million compared to $39.7 million for the nine months ended September 30, 2000. Interest capitalized for the nine months ended September 30, 2001 decreased to $4.6 million as compared to $6.8 million for the nine months ended September 30, 2000. The increase in gross interest expense is primarily attributable to the $250 million in 13% Senior Notes due 2010 we issued in March 2000 and the assumption of $55.6 million in Senior Notes, in addition to capital lease obligations, in connection with acquisition of Primary Network in June 2000; partially offset by the repurchase of $48.9 million in face value of the 2010 Senior Notes during June 2001.

     Interest income was $17.8 million during the nine months ended September 30, 2001 compared to $32.9 million for the nine months ended September 30, 2000. This 45.9% decrease results from the usage of cash and investments during 2000 and 2001 to make capital expenditures, pay interest on the Senior Notes, repurchase of certain senior notes due 2010 and fund operating losses.

     During the nine months ended September 30, 2001, we recognized an extraordinary gain on the early retirement of debt of $32.3 million. During the nine months ended September 30, 2000, we recognized an extraordinary loss on the early retirement of debt of $19.5 million. For the nine months ended September 30, 2001 and 2000, we incurred net losses after extraordinary items of $408.9 million and $169.1 million, respectively.

    For the nine months ended September 30, 2001, we accrued dividends of $11.4 million, payable to holders of our convertible preferred stock, compared to $12.3 for the nine months ended September 30, 2000. We recognized an additional $6.6 million charge to stockholders' equity associated with the inducement feature included in our conversion of preferred shares into common stock, calculated as the excess of the fair value of the common stock issued in the exchange over the fair value of the common stock issuable under the current conversion terms for the Series D Preferred Stock.

    Effective June 30, 2000, we acquired Primary Network, a provider of data-centric communications services to business and residential customers in the Midwest. From July 1, 2000, the results of Primary's operations are included in our consolidated financial statements. However, as of September 30, 2001, we had effectively eliminated all operations related to the Primary Network acquisition.

LIQUIDITY AND CAPITAL RESOURCES

    Our operations require substantial capital investment for the purchase of communications equipment and the development, installation and support of our network and the acquisition of additional customers. Capital expenditures were $12.6 million for the quarter and $48.7 million for the nine months ended September 30, 2001. We expect we will continue to require substantial amounts of capital to fund our operating losses, the continued augmentation of our network in our existing markets and the development of new products and services.

    The substantial capital investment required to initiate services and fund our operations has exceeded our operating cash flow. This negative cash flow from operations results from the need to establish and support our network in anticipation of connecting and servicing revenue-generating customers. We expect to continue recording negative cash flow from operations for a period of time. We cannot assure you we will attain break-even cash flow from operations in subsequent periods.

    We expect that our available cash will be adequate to fund our operating losses and planned capital expenditures, as currently projected, into the first quarter of 2003. Management intends to explore a number of alternatives to improve our funding position, including one or a combination of the following: bank financing, vendor financing, private equity investments and cost management initiatives. However, we cannot assure investors that we will be successful in obtaining additional debt or equity financing or in obtaining a bank facility on terms acceptable to us, or at all, or that our estimate of additional funds required is accurate. In addition, the indenture governing our 13% Senior Notes due 2010 and the terms of our preferred stock impose restrictions upon our ability to incur additional debt or issue preferred stock.

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

    Beginning in January 2001, we entered into privately negotiated conversions of our Series D Preferred Stock into shares of our common stock. As of September 30, 2001, we had converted 1,125,612 Series D preferred shares into 2,198,684 common shares, primarily resulting from these agreements.

    During June 2001, we repurchased $48.9 million in face value of our 2010 senior unsecured notes for $15.5 million, which was inclusive of $1.4 million of interest payments, in the open market. We recognized a gain of $32.3 million as a result of this repurchase which has been reflected as an extraordinary item in the Consolidated Statement of Operations.

     In July 2001, pursuant to the terms of the 13% Senior Notes due 2010, as a result of becoming the publicly held parent holding company of Communications and after satisfying other preconditions set forth in the indenture governing the notes, Communications was released from its obligations on the 13% Senior Notes due 2010. As a result, we became the sole obligor on the 13% Senior Notes due 2010. In addition, pursuant to a supplemental indenture, we became a co-obligor, along with Communications, on Communications' 13% Senior Notes due 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141). The standard is effective for acquisitions initiated after June 30, 2001. This standard eliminates the pooling-of-interests method of accounting for business combinations and requires the purchase method of accounting for business combinations. The adoption of SFAS No. 141 has not had a material effect on our financial results.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). We will adopt this standard on January 1, 2002. Upon adoption of SFAS No. 142, goodwill and other acquired intangible assets with indefinite lives will no longer be amortized, but will be subject to at least an annual assessment for impairment through the application of a fair-value-based test. We do not expect the adoption of SFAS No. 142 to have a material effect on our financial results.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). We will adopt this standard on January 1, 2003. Upon adoption of SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. We do not expect the adoption of SFAS No. 143 to have a material effect on our financial results.

     In August 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). We will adopt this standard on January 1, 2002. This standard addresses financial accounting and reporting for the impairment and disposal of long-lived assets. We do not expect the adoption of SFAS No. 144 to have a material effect on our financial results.


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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

    All of our long-term debt bears fixed interest rates. However, the fair market value of this debt is sensitive to changes in prevailing interest rates. We run the risk that market rates will decline and the required payments will exceed those based on the current market rate. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. Based upon quoted market prices, the fair value of our long-term debt outstanding is approximately $77.5 million at September 30, 2001 as compared to a carrying value of $431.5 million. A hypothetical 1% decrease in interest rates would increase the fair value of our long-term debt by $1.1 million.

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

    In July 2000, we filed a complaint in U.S. District Court District of Nevada, to enjoin Sprint Corporation from anti-competitive conduct in the Las Vegas market. In August 2000, we filed a complaint against BellSouth Telecommunications, Inc. to enjoin BellSouth from anti-competitive conduct in the Southern Florida area. Both of these disputes have been settled and the actions dismissed during the third quarter of 2001.

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

    We and Mr. Huff have brought a motion to dismiss the amended consolidated class action complaint. That motion is scheduled to be argued before the Court in December 2001. All discovery and all other activity has been stayed pending the resolution of the motion by defendants.

     On August 2, 2001 Fir Tree Partners, the owner of approximately $70 million of our 13% Senior Notes due 2010, commenced an action in New York State Supreme Court, New York County, seeking declaratory relief, but no compensatory damages of any nature. Fir Tree requested that the Court declare (i) that we are insolvent or in the vicinity of insolvency; and (ii) that we and our directors owe a fiduciary duty to our creditors which stands in preference to any duties owed to our shareholders.

     We and the individual directors named in the lawsuit believed the lawsuit was groundless, denied any wrongdoing and contested the declaratory judgment action commenced by Fir Tree. We and the individual directors brought a motion to dismiss the complaint, which was argued on November 1, 2001. On November 8, 2001, the Court granted our motion and dismissed the lawsuit.

    From time to time, we engage in other litigation and governmental proceedings in the ordinary course of our business. We do not believe any other pending litigation or governmental proceeding will have a material adverse effect on our results of operations or financial condition.

ITEM 3. Defaults upon Senior Securities

(a) There has not been any default with respect to any of our indebtedness or any of our subsidiaries.

(b) We deferred the payment of three quarterly dividends on the our Series D Preferred Stock, which would have otherwise been paid in May, August and November, 2001. The amount of each quarterly dividend was approximately $2.7 million and the total arrearage as of November 15, 2001 will be approximately $
8.2 million. Dividends are payable, at our option, in cash or in shares of our Common Stock. The decision to defer the dividend payments reflects our belief that given our current stock price, it would be in our and our shareholders' best interest to accrue the dividends and pay them at a later date, as we have the right to do pursuant to the terms of the preferred stock.

ITEM 5. Other Information

    In August 2001, we retained Rothschild Inc. as an advisor to assist in our ongoing exploration of options to strengthen our balance sheet and to advise us on issues related to the action commenced against us by Fir Tree Partners, as described in Part II, Item 1 of this Form 10-Q.

    In September 2001, we received notice from Nasdaq that we had until mid-November 2001 to meet certain Nasdaq requirements necessary to continue trading on its National Market. Subsequent to this notice, Nasdaq issued a moratorium on all potential National Market delistings until January 2002. As such, our common stock and Series D Convertible Preferred Stock continue to be traded on the Nasdaq National Market.

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

         4.19 Second Supplemental Indenture dated as of July 12, 2001, between Mpower Communications Corp, Mpower Holding Corporation and HSBC Bank USA (formerly known as Marine Midland Bank), as trustee

         10.1 Amendment To Employment/Stock Repurchase Agreement dated August 1, 2001 between the Company and Rolla P. Huff.

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


(b) The following reports on Form 8-K were filed during the quarter ended September 30, 2001:

         (1) On August 28, 2001 the Company filed Form 8-K to report an amendment to the Rights Agreement dated as of June 28, 2001 between Mpower Holding Corporation and Continental Stock Transfer & Trust Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MPOWER HOLDING CORPORATION

Date: November 12, 2001               /s/ ROLLA P. HUFF
                                      -------------------------------------
                                      Rolla P. Huff
                                      President, Chief Executive Officer

Date: November 12, 2001               /s/ MICHAEL R. DALEY
                                      -------------------------------------
                                      Michael R. Daley
                                      Executive Vice President, Chief Financial
                                      Officer