Form 10-K
period 2001-12-31
MPOWER HOLDING CORP
filed 2002-04-01
CIK 1117042

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER 33339884-01
                             ---------------------
                           MPOWER HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      52-2232143
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

 175 SULLY'S TRAIL, SUITE 300, PITTSFORD, NY                       14534
   (Address of principal executive offices)                      (Zip Code)

                                 (716) 218-6550
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                     NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
             7.25% SERIES D CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

     As of March 22, 2002, the aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing sale price of such stock in the NASDAQ Stock Market on March 22, 2002, was approximately $2.4 million. As of March 22, 2002, the Registrant had 59,466,023 shares of Common Stock outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

                      Exhibit Index is located on page 52.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

     We are a competitive local exchange carrier ("CLEC") offering local dial-tone, long distance, high-speed Internet access via dedicated Symmetrical Digital Subscriber Line ("SDSL") technology, voice over SDSL ("VoSDSL"), Trunk Level 1 ("T1"), Integrated T1 and Data-only T1 as well as other voice and data features. Our services are offered primarily to small and medium size business customers through our wholly owned subsidiary, Mpower Communications Corp. ("Mpower Communications").

RECAPITALIZATION PLAN

     We announced on February 25, 2002 that we had reached agreement with an informal committee representing approximately 66% of the outstanding principal amount of our 13% Senior Notes due 2010 on a comprehensive recapitalization plan that would eliminate a significant portion of our long-term debt and all of our preferred stock. Under the proposed recapitalization plan, we would use $19.0 million of cash on hand and issue common stock to eliminate $583.4 million in debt and preferred stock, as well as the associated $49.5 million of annual interest expense related to our 2010 Senior Notes and $15.8 million of annual dividend payments on our preferred stock.

     On March 22, 2002, we announced that we successfully completed our bondholder solicitation which resulted in more than 99% of the holders of our 2010 Senior Notes entering into voting agreements with us in support of the proposed recapitalization plan announced on February 25, 2002. On March 27, 2002, each bondholder who participated in the solicitation received a consent fee equal to their pro-rata share of the $19.0 million.

     In addition, more than two-thirds of the holders of our issued and outstanding shares of preferred stock have also entered into voting agreements with us in support of the proposed recapitalization plan.

     With the necessary backing of these key constituencies, we plan to move forward with our recapitalization plan, which would retire $583.4 million in debt and preferred stock in exchange for a consent fee of $19.0 million in cash and new equity in the reorganized company. We and our subsidiaries, Mpower Communications and Mpower Lease Corporation, intend to implement the proposed recapitalization plan by commencing a voluntary, pre-negotiated Chapter 11 proceeding no later than April 30, 2002. This Chapter 11 proceeding may also include other subsidiaries. We will continue ongoing efforts to secure the additional funding needed to complete the recapitalization plan. We cannot assure you that we will be able to secure the necessary additional financing.

     Subject to the court's approval, our proposed recapitalization plan would provide that our 2010 Senior Noteholders receive 85% of the common stock of our recapitalized company's issued and outstanding stock on the effective date of the plan, and be entitled to nominate four new members to our reorganized company's seven member Board of Directors. Our preferred and common stockholders would receive 13.5% and 1.5% respectively of the common stock of our recapitalized company on the effective date of the plan, and the preferred stockholders would be entitled to nominate one new director to our reorganized company's Board of Directors.

     As part of the Chapter 11 proceeding, we will be required to file a plan of reorganization with the Bankruptcy Court. In order for the plan to be confirmed by the Court, among other things, the requisite votes under the Bankruptcy Code must be received and the plan must satisfy the requirements set forth in Section 1129 of the Bankruptcy Code. Some of these requirements are beyond our control and we cannot assure you that we will be able to successfully implement our proposed recapitalization plan.

     During the Chapter 11 proceeding, we plan to continue to provide customers with their complete range of services. We do not currently expect any significant impact on our employees, customers or suppliers. Due to our remaining available cash resources, we do not believe that we will require debtor-in-possession financing.

     The proposed recapitalization plan also provides for an employee stock option plan for up to 10% of the common stock of our recapitalized company's issued and outstanding common stock on the effective date of the plan (including existing options), which would dilute the ownership percentages referenced above.

     On March 22, 2002, we also announced that we will voluntarily move from NASDAQ National Market (the "NASDAQ") to the NASD Over the Counter Bulletin Board ("OTC Bulletin Board"), a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. We expect that our common and preferred stock will continue to trade under the symbols MPWR and MPWRP, respectively. After we file Chapter 11, we expect our stock will continue to trade on the OTC Bulletin Board, but the ticker symbols may change during the time we are in bankruptcy. As a consequence of our move from the NASDAQ to the OTC Bulletin Board, it is expected that our stockholders will find it more difficult to buy or sell shares of, or obtain accurate quotations as to the market value of our common stock. In addition, our common stock may be substantially less attractive as collateral for margin borrowings and loan purposes, for investment by financial institutions under their internal policies or state legal investment laws, or as consideration in future capital raising transactions.

MPOWER OVERVIEW

     We offer voice and high-speed data services using both SDSL and T1 technology in all of our markets. At March 22, 2002, we provide services in 27 metropolitan areas in 8 states. Our network consists of 583 incumbent carrier central office collocation sites providing us access to approximately 11.7 million addressable business lines. All of our 583 central office collocation sites are SDSL capable and 374 are T1 capable. We have established working relationships with BellSouth, Verizon, Sprint, and Southwestern Bell Corporation (including its operating subsidiaries PacBell and Ameritech collectively referred to as "SBC"). We have over 400,000 lines in service.

     We were one of the first competitive communications carriers to implement a facilities-based network strategy. As a result, we own the network equipment that controls how voice and data transmissions originate and terminate, which we refer to as switches, and we lease the telephone lines over which the voice and data traffic are transmitted, which we refer to as transport. We install our network equipment at the site of the incumbent carrier from whom we rent standard telephone lines. These sites are referred to as collocation sites within the telecommunications industry. As we have already invested and built our network, we believe our strategy has allowed us to serve a broad geographic area at a comparatively low cost while maintaining control of the access to our customers.

     Our business is to deliver packaged voice and broadband data solutions to small and mid-sized businesses. Specifically, our business plan is based on serving the small and medium enterprise customers that find business value in high-speed broadband Internet access integrated with local dial-tone service. We have more than 75,000 business customers, providing them broadband Internet via SDSL and T1, integrated services over VoDSL, T1 and local voice telephone service.

     In the fourth quarter of 2001, we began to upgrade our network with T1 technology to increase our revenue potential, gross margin and addressable customer base. By leveraging our existing equipment, interconnection agreements with incumbent carriers and network capabilities, we are able to offer fully integrated and channelized voice and data products over a T1 connection, overcoming the DSL loop length limitations. This platform utilizes central office equipment provisioned with T1 line cards that leverage low-cost T1 unbundled network elements leased from incumbent carriers. Our collocation DSL equipment then aggregates Internet traffic to the central office Internet gateway. This delivery mechanism provides guaranteed bandwidth and a data service that is positioned to be a superior offering when compared to the incumbent carriers' DSL service offering.

     By using a T1 service delivery platform, we expect to increase the amount of revenue per customer. In order to serve the largest portion of our target audience, our combined voice and data network allows us to deliver services in several combinations over the most favorable technology: basic phone service on the traditional phone network, SDSL service, integrated T1 voice and data service, or data-only T1 connectivity.

MARKET OPPORTUNITY

     We believe we have a significant market opportunity as a result of the following factors:

 IMPACT OF THE TELECOMMUNICATIONS ACT OF 1996

     The Telecommunications Act of 1996 allows competitive carriers to use the existing infrastructure established by incumbent carriers, as opposed to building a competing infrastructure at significant cost. The Telecommunications Act requires all incumbent carriers to allow competitive carriers to collocate their equipment in the incumbent carrier's central offices. This enables competitive carriers to access customers through existing telephone line connections. The Telecommunications Act created an incentive for incumbent carriers' that were formerly part of the Bell system to cooperate with competitive carriers' by precluding each of these incumbent carriers' from providing long distance service in its region until regulators determine there is a significant level of competition in the incumbent carriers' local market. See "Government Regulations."

 NEEDS OF SMALL AND MEDIUM SIZE BUSINESSES FOR INTEGRATED COMMUNICATIONS
 SOLUTIONS

     Small and medium sized businesses have few cost-effective alternatives for traditional telecommunication services as well as for Internet access. These businesses must often contend with productivity limitations associated with slow transmission speeds from dial-up services. In addition, to meet their communications needs, small and medium size businesses are subject to the cost and complexity of using multiple service providers: local dial-tone providers, long distance carriers, Internet service providers and equipment integrators. We believe these businesses can benefit significantly from an integrated cost-effective communications solution delivered by a single provider.

 GROWING MARKET DEMAND FOR HIGH-SPEED DATA SERVICES

     The rise of the Internet as a commercial medium as well as a necessary business tool, has driven the demand for high-speed data services. Businesses are increasingly establishing Web sites and corporate intranets and extranets to expand their customer reach and improve their communications efficiency. To remain competitive, small and medium size businesses increasingly need high-speed data and Internet connections to access critical business information and communicate more effectively with employees, customers, vendors and business partners.

 SHRINKING COMPETITIVE LANDSCAPE

     The shake out of the telecommunications industry over the past year has significantly reduced the number of competitive local exchange carriers and other DSL providers in the marketplace. Many companies in the competitive communications industry have succumbed to heavy debt loads and burdensome interest payments without the revenue streams to compensate, and therefore have not been able to sustain their business model. As a result, fewer competitors are vying for the same customers.

THE MPOWER SOLUTION

     We believe that we offer an attractive communications solution to small and medium size business customers. In developing our solution, we have attempted to include elements intended to create customer loyalty. Key aspects of our solution include:

     Integrated Communications Solutions. We offer cost-effective, comprehensive and flexible communications solutions, which include local voice service, local calling features, long distance, high-speed Internet access services, and Web hosting all on a single bill. Our customers have the convenience of a single point of contact for a complete package of services, eliminating the need to manage multiple vendors.

     Dedicated Support. Our account managers personally call on the small and mid-size businesses. This is different from many communications companies' approach to this market segment, which telemarket to these businesses.

     Service Reliability. Our network is designed to mirror the reliability of the incumbent carriers. In addition, we believe we are able to offer our customers a high degree of service reliability through efficient, timely provisioning of lines due to our mature relationships with the incumbent carriers in the markets we currently serve. We believe our rollout of T1 services will enable us to further improve our service reliability by simplifying the provisioning process.

BUSINESS STRATEGY

     Optimize Current Network Infrastructure. The footprint of our facilities-based network is completely built out and operational. All of our traffic and revenue is on-switch and on-collocation, allowing us better control over our costs. During 2001, we retrenched our expansion plans and focused on our most profitable markets. Our strategy going forward is to maximize the investment in this infrastructure and increase market share in the areas we serve. Our network is designed with technology flexibility that allows us to deliver our product set in the most efficient manner regardless of the physical plant quality of the incumbent carriers' networks.

     Increase Market Share and Profitable Revenue. We plan to continue to aggressively sell into our existing network footprint and target those customers with the products which we believe will generate the highest margin revenue streams and maximize network efficiencies. Focusing on providing integrated solutions, feature rich lines, and a minimum size for voice only orders, should further increase the quality of our revenue streams. We expect that the majority of network expansion will be centered around augmentation and grooming of our existing network to further enhance our product portfolio and service delivery capabilities.

     Focused Sales and Marketing Effort. We target small and medium size business customers through our direct sales force, agent/vendor programs, telemarketing for lead generation and a limited amount of targeted advertising. Our account managers consult with businesses and seek to tailor a communications solution to their needs, focusing on enhancing the productivity with a package that provides both value and convenience. Our technical consultants and tiered customer support provide superior technical assistance. As a result of these factors, a growing percentage of our new customers come to us through referrals from existing customers. Additionally, we intend to continue our relationships with independent agents or vendors as a complement to our direct sales channels.

     Product Development. Our product development efforts are focused on adding services that will appeal to a larger size and billing base of business customers. Services such as digital and analog trunking would allow us to provide a solution for customers with 12 or more lines or 50 or more employees and currently utilizing a PBX system. Building on this service, we expect to also introduce Direct Inward Dialing capable trunks which provide flexibility for the customer's internal extensions. These services will allow us to attract new customers and grow along with our existing customers. In addition, an increasing amount of our services will be provided under contract. We believe that by providing term contracts on a majority of our products and services we can provide price protection and service guarantees for our customers and revenue protection for us.

     Targeting Small and Medium Size Businesses. Based on telephone lines in service, we believe the small and medium size business customer base is a large and rapidly growing segment of the communications market in the United States. We target suburban areas of large metropolitan markets because these areas have high concentrations of small and medium size businesses. In addition to being densely clustered in the urban areas we serve, business customers generate approximately 60% of all local telephone service revenues. By providing a package of voice and data services and focusing on small and medium size business sales, we believe we will gain a competitive advantage over the incumbent carrier, our primary competitor for these customers.

     Products and Services. We focus on offering bundled communications packages to our small and medium size business customers. These services include local voice lines, high speed Internet access, calling cards, web hosting, long distance, and customer calling features such as voice mail, call waiting, caller ID and call forwarding. To capitalize on the higher end customer base, we introduced a variety of T1 based solutions in the fall of 2001, including an integrated voice and data package over our T1 platform, and a data only solution over our T1 platform.

     Control Customer Relationship. By connecting the standard telephone line originating at our customer's site to our central office collocation, we effectively place the customer on our network. This connection serves as the platform for delivering our current and future communications services to our customers. Any future changes our customers want to make to their services, including purchasing more services from us, are under our direct control. The one exception is for repairs, which are infrequent but may require the participation of the incumbent carrier's network maintenance staff.

     Capital Efficient Network. We were one of the first competitive local exchange carriers to implement a facilities-based network strategy of purchasing and installing switches, collocating in the central offices of the incumbent carrier and leasing local telephone lines, referred to as a "smart build" strategy. Now that this network footprint is complete and operational, we believe this deployment strategy has the potential to provide an attractive return on our invested capital. We have installed SDSL technology across our existing network, and have T1 technology in the majority of our network collocations.

     Operations Support System. We have a comprehensive operations support system to manage our business. Our system provides integrated features addressing customer care, billing and collections, general ledger, payroll, fixed asset tracking, and personnel management. During 2001, we augmented our current back-office systems with some functional components such as network monitoring and upgraded other components such as general ledger, purchasing and accounts payable. We have found our systems have the ability to adapt to multiple incumbent carrier provisioning systems, which can improve our operating efficiencies and effectiveness.

     Timely and Accurate Provisioning for Customers. We believe one of the keys to our success is effectively managing the provisioning process for new customers. We have implemented a standardized service delivery process and consolidated our service delivery centers, which has significantly reduced our provisioning intervals and improved our provisioning quality metrics. In addition, through electronic order interfaces with all of the incumbent carriers, we have been able to substantially reduce the time, number of steps and duplication of work typically involved in the provisioning process.

     Quality Customer Service. We believe providing quality customer service is essential to offering a superior product to our customers and creating customer loyalty. We operate one main call center that handles general billing, customer care and related issues for all of our customers. Our call center is focused on first call resolution, which involves an enhanced automated call distribution system that directs callers into the customer service center based on the type of question they have, and specially trained agents with the tools to more quickly resolve customer issues. In addition, service delivery representatives are in contact with our customers during the process of service conversion. Our service representatives use our operations support system to gain immediate access to our customers' data, enabling quick responses to customer requests and needs at any time. This system allows us to present our customers with one fully integrated monthly billing statement for all communication services.

MARKETS

     As of March 22, 2002, we operate in 27 markets in 8 states and have 583 incumbent carrier central office collocation sites providing access to an estimated 11.7 million addressable business lines. Our collocation facilities provide us with a service area that covers attractive business markets in 18 of the top 50 metropolitan statistical areas. In addition, we have built our network with expansive collocation footprints that average 20,000 addressable lines per collocation.

     The table below shows the distribution of our central office collocation sites within these states.

                                                                                ADDRESSABLE
                                                    NUMBER OF    NUMBER OF     LINES WITHIN
STATE                                                MARKETS    COLLOCATIONS   TARGET MARKET
-----                                               ---------   ------------   -------------
California........................................     11           218          4,360,000
Florida...........................................      5            81          1,620,000
Georgia...........................................      1            36            720,000
Illinois..........................................      1            69          1,380,000
Michigan..........................................      1            38            760,000
Nevada............................................      1            18            360,000
Ohio..............................................      2            45            900,000
Texas.............................................      5            78          1,560,000
                                                       --           ---         ----------
Totals............................................     27           583         11,660,000
                                                       ==           ===         ==========

     During 2001 and the beginning of 2002, we scaled back from 40 markets to what we believe to be our most promising 27 markets and from 761 to 583 collocations in incumbent carrier central offices. Our focus at the present time will be concentrated on building market share within our existing service territory, as opposed to building into new or additional markets. We believe there is significant scaling potential within our existing market footprint, given our past success in market penetration in our base of original markets. In addition, our robust network backbone is scalable and can provide reliability and service quality across our collocation footprint, while affording us the benefit of spreading the fixed costs across our markets.

SALES AND MARKETING

     Our highly focused marketing efforts seek to generate well-managed, profitable growth through increased market share with minimal customer turnover. Our current sales programs include direct sales efforts, telemarketing and programs with agents and vendors directed at the small and medium size business customer. We have established sales training modules that allow a simplified approach to new product deployment and promotional offerings. As of March 22, 2002, we employed 343 quota-carrying sales personnel and an additional 249 sales support personnel.

     Our sales representatives are supported by customer account managers and service delivery personnel. These support personnel function as the liaison between the small business customer and our operational personnel to effect a coordinated transfer of service from the incumbent carrier's network to our network. Field technicians are responsible for the installation of customer premise equipment, if required. Our national sales organization is divided by geographic territories into four regions. Sales personnel report to city managers and ultimately the vice presidents of their respective regions.

     To complement our sales force, we use established independent telecommunication equipment and service providers to market our services in conjunction with their own products to business customers.

NETWORK ARCHITECTURE AND TECHNOLOGY

     We have implemented a strategy enabling us to own the hardware that routes voice calls and data traffic, which we refer to as "switches", while leasing the telephone lines and cable over which the voice calls and data traffic are actually transmitted, which we refer to as "transport". We use three basic types of transport to transmit voice calls and data traffic. First, we lease the standard telephone line from the incumbent carrier. This allows us to move voice calls and data traffic from a customer's location to the nearest central office owned by the incumbent carrier. Inside these central offices, we have equipment that allows us to deliver the services we sell to our customers. Second, we lease cable from other communications companies, which connects the equipment we installed in the central office of the incumbent carrier to our switches. Third, we lease additional cable from other communications companies, which connect our switches to each other and allow us to complete our customers' long distance calls to national and international destinations. We believe this network strategy provides us an efficient capital deployment plan, which allows us to achieve an attractive return on our invested capital.

     We believe that leasing the standard telephone line from the incumbent carriers' central office to the end-user provides a cost-efficient solution for gaining control of access to our customers. Leasing costs are not incurred until we have acquired a customer and revenue can be generated. It is our experience that the cable required to connect our collocation equipment located at an incumbent carriers' central office to our switching hardware and the cable required to connect our customers' voice calls and data traffic to the Internet and other telephones is available at reasonable prices in all of our current markets. Because the cable required to transport voice calls and data traffic has become a readily available service from numerous other communications companies, we focused our efforts on owning and installing the hardware that determines where to route voice calls and data traffic and on selling and delivering our services to our customers.

     We have 15 operational voice switches and 15 operational data pops (point of presence). All of our current voice switches are DMS-500 switches manufactured by Nortel Networks. These switches offer a flexible and cost efficient way for us to provide local and long distance services to our customers. Our data pops allow us to efficiently deliver data traffic across our network.

     Once we install equipment in the collocation sites we rent from the incumbent carrier, we initiate service to a customer by arranging for the incumbent carrier to physically disconnect a standard telephone line from their equipment and reconnect the same standard telephone line to our equipment. When the standard telephone line has been connected to our equipment, we have direct access to the customer and can deliver our current voice and data services. Any future changes the customer wishes to make, such as purchasing more services from us, are under our direct control. The few exceptions are infrequent repairs, which may require the participation of the incumbent carrier's maintenance staff.

     We have installed our equipment in 583 collocation sites as of March 22, 2002. We believe this network allows us to sell our services to an estimated universe of 11.7 million small and medium size business customers. Our 15 host switching sites are connected to each other by cable, which allows us to transmit data traffic using asynchronous transfer mode technology. Asynchronous transfer mode technology allows both voice calls and data traffic to be transported in digital form over a single cable connection at high speeds and reasonable costs. By deploying SDSL and T1 technology into our network, we are now able to transport both voice calls and data traffic in digital form on a single telephone line from a customer's location to one of our switches.

     Using SDSL technology, we can increase the amount of information we carry on a standard telephone line, which we refer to as bandwidth, to as much as 1.5 million bits per second or "Mbps". This bandwidth is the equivalent of 24 regular voice telephone lines. Our SDSL equipment is programmed to allocate the available bandwidth. For example, voice calls are carried at 64 thousand bits per second or "Kbps"; if a customer has eight phone lines and all are in use at the same time, then 512 Kbps (eight phone lines multiplied by 64 Kbps each) of the total 1.5 Mbps are allocated for the voice calls. The remaining bandwidth, 988 Kbps, is available to carry the data traffic.

     We believe the SDSL technology significantly reduces our customers' potential for service outages when the incumbent carrier moves the standard telephone line from their equipment to ours. Additionally, we believe this technology reduces our costs since we lease a reduced number of standard telephone lines per customer from the incumbent carrier. For example, if a customer today has eight voice lines, we must order from and provision through the incumbent carrier eight individual standard telephone lines. If the same customer were to buy our service offering and we deliver the service using SDSL technology, we only order and provision one standard telephone line from the incumbent carrier.

T1 TECHNOLOGY

     With 4-wire T1 technology we reduce the impact of distance limitations and service quality common to SDSL. Also, a T1 will consistently offer 1.5 million Mbps data speed. With this introduction, we now have an alternative to SDSL when network restrictions will not facilitate SDSL usage. We have two product offerings at this time using T1 technology, integrated service and a data-only service. Both use the same underlying transport and equipment technology.

     "Integrated" service refers to the combination of both traditional voice services such as local and long distance service, and Internet connectivity. It refers to a product that offers both elements, voice and data, across a single cable. Hardware specifically designed to manage these various types of traffic is needed at both the customer premise and within our network. This product will allocate unused bandwidth from on-hook telephone lines to the usable data bandwidth. For example: A customer purchases a package of 16 voice lines and 1 Mbps of data bandwidth. When the customer is not using any of his voice lines, he will get the full 1.5 Mbps for data. However, if he is using all his voice lines only 1 Mbps will be available for data.

     The "data-only" product provides a more robust and higher bandwidth data offering that routes traffic directly to the Internet backbone. Here a customer will not receive any voice lines, but likewise there will be no voice lines to limit bandwidth. Even though no voice lines come with the package, the same customer premise device is used in order to maintain a consistency of equipment in our network.

CUSTOMER PREMISE EQUIPMENT (CPE)

     We use two basic types of equipment at the customer premise. One is called a "modem" and the other an Integrated Access Device ("IAD"). A modem is used for an SDSL data only connection. Here, no voice ports are needed and therefore the modem is adequate to support the SDSL connection. The modem communicates with our collocation via a DSL link and the customer's network via an Ethernet link. The IAD is used for SDSL integrated access, T1 integrated access and T1 Data Only. Within our network on the Wide Area Network (WAN), the IAD has a built-in modem which communicates with the SDSL and/or T1 link. From the customers' perspective, the IAD appears as regular phone service for the voice channels, and an Ethernet port for data traffic. An IAD is also used for the Data-Only T1 product to reduce the number of devices used at the customer premise.

  INTERCONNECTION AGREEMENTS AND COMPETITIVE CARRIER CERTIFICATIONS

     We have interconnection agreements for all of the markets in which we currently operate. These agreements are with Sprint in Nevada, BellSouth for Georgia and Florida, Verizon for parts of California and Florida, and SBC (through one of its operating subsidiaries) in California, Texas, Illinois, Michigan and Ohio. We are currently in the process of negotiating more beneficial agreements with Sprint, SBC and BellSouth and we expect to have these new agreements in place during 2002. We are certified as a competitive carrier in all of our existing markets.

SERVICE DEPLOYMENT AND OPERATIONS

     Customer Service. We strive to provide high quality customer service through:

     - Personnel. Our customer service representatives and sales personnel are well trained and attentive to our customers' needs.

     - Call Center. Our centralized customer service center provides comprehensive customer support. Calls from our customers are answered and responded to with minimal wait time.

     - Coordination of Service Provisioning. We coordinate service installation with our customer and the incumbent carrier to ensure a smooth transition of services from the incumbent carrier to us.

     - Close Customer Contact. We proactively monitor our network and keep our customers informed of installation or repair problems and allocate the necessary resources to resolve any problems.

     - Billing. We provide our customers with accurate, timely and easily understood bills.

     - Process Automation. We have a comprehensive operations support system to manage our business. Our system provides integrated features addressing customer care, billing and collections, general ledger, payroll, fixed asset tracking and personnel management. Our customer service representatives are able to handle all customer service inquiries, including billing questions and repair calls, with the information available from our integrated system.

GOVERNMENT REGULATIONS

 OVERVIEW

     Our services are regulated at the federal, state and local levels. The FCC exercises jurisdiction over all facilities of, and services offered by, communications common carriers like us, when those facilities are used in connection with interstate or international communications. State regulatory commissions have some jurisdiction over most of the same facilities and services when they are used in connection with communications within the state. In recent years, there has been a dramatic change in the regulation of telephone services at both federal and state levels as both legislative and regulatory bodies seek to enhance competition in both the local exchange and interexchange service markets. These efforts are ongoing and many of the legislative measures and regulations adopted are subject to judicial review. We cannot predict the impact on us of the results of these ongoing legislative and regulatory efforts or the outcome of any judicial review.

 FEDERAL REGULATION

     The FCC regulates interstate and international communications services, including access to local telephone facilities to place and receive interstate and international calls. We provide these services as a common carrier. The FCC imposes more regulation on common carriers that have some degree of market power, such as incumbent local exchange carriers. The FCC imposes less regulation on common carriers without market power, including competitive carriers like us. The FCC grants automatic authority to carriers to provide interstate long distance service, but requires common carriers to receive an authorization to construct and operate communications facilities, and to provide or resell communications services, between the United States and international points.

     The FCC has required competitive carriers like us to cancel their tariffs for domestic interstate and international long distance services, which were schedules listing the rates, terms and conditions of all these services offered. Even without tariff filing, however, carriers offering interstate and international services must charge just and reasonable rates and must not discriminate among customers for like services. The FCC may adjudicate complaints against carriers alleging violations of these requirements.

     Our charges for interstate access services, which includes the use of our local facilities by other carriers to originate and terminate interstate calls, remain governed by tariffs. In April 2001, the FCC adopted new rules that limit our rates for these services. Under these rules, which took effect on June 20, 2001, competitive carriers are required to reduce their switched access charges to rates no higher than 2.5 cents per minute. After one year, the rate ceiling will be reduced to 1.8 cents and after two years to 1.2 cents per minute. After three years, all competitive carriers will be required to charge rates no higher than the incumbent telephone company. These new FCC rules are currently subject to petitions for re-considerations and/or judicial review. We cannot predict the ultimate outcome of these proceedings.

     The FCC imposes numerous other regulations on carriers subject to its jurisdiction, some of the most important of which are discussed below. The FCC also hears complaints against carriers filed by customers or other carriers and levies various charges and fees.

     Except for certain restrictions placed on the Bell operating companies, the Telecommunications Act permits virtually any entity, including cable television companies and electric and gas utilities, to enter any communications market. The Telecommunications Act takes precedence over inconsistent state regulation. However, entities that enter communications markets must follow state regulations relating to safety, quality, consumer protection and other matters. Implementation of the Telecommunications Act continues to be affected by numerous federal and state policy rulemaking proceedings and review by courts. We are uncertain as to how our business may be affected by these proceedings.

     The Telecommunications Act is intended to promote competition. The Telecommunications Act opens the local services market to competition by requiring incumbent carriers to permit interconnection to their networks and by establishing incumbent carrier and competitive carrier obligations with respect to:

          Reciprocal Compensation. All incumbent carriers and competitive carriers are currently required to complete local calls originated by each other under reciprocal arrangements at prices based on tariffs or negotiated prices.

          Resale. All incumbent carriers and competitive carriers are required to permit resale of their communications services without unreasonable restrictions or conditions. In addition, incumbent carriers are required to offer wholesale versions of all retail services to other common carriers for resale at discounted rates, based on the costs avoided by the incumbent carrier by offering these services on a wholesale basis.

          Interconnection. All incumbent carriers and competitive carriers are required to permit their competitors to interconnect with their facilities. All incumbent carriers are required to permit interconnection at any feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit. At the option of the carrier requesting interconnection, collocation of the requesting carrier's equipment in the incumbent carriers' premises must be offered.

          Unbundled Access. All incumbent carriers are required to provide access to specified individual components of their networks, which are sometimes referred to as unbundled network elements or UNE's, on nondiscriminatory terms and at prices based on cost, which may include a reasonable profit.

          Number Portability. All incumbent carriers and competitive carriers are required to permit users of communications services to retain their existing telephone numbers without impairing quality, reliability or convenience when switching from one common carrier to another.

          Dialing Parity. All incumbent carriers and competitive carriers are required to provide "1+" equal access dialing to competing providers of long distance service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listing, with no unreasonable dialing delays.

          Access to Rights-of-Way. All incumbent carriers and competitive carriers are required to permit competing carriers access to their poles, ducts, conduits and rights-of-way at regulated prices.

     Incumbent carriers are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a predetermined amount of time, either carrier may request arbitration of the disputed issues by the state regulatory commission.

     Our business relies to a considerable degree on the use of incumbent carrier network elements, which we access through collocation arrangements in incumbent carrier offices. The terms and conditions, including prices, of these network elements and collocation elements are largely dictated by regulatory decisions, and changes in the availability or pricing of these facilities can have significant effects on our business plan and operating results.

     The requirement that incumbent carriers unbundle their network elements has been implemented through rules adopted by the FCC. In January 1999, the United States Supreme Court confirmed the FCC's broad authority to issue these rules, but vacated a particular rule that defined the network elements the incumbent carriers must offer. In a November 1999 order, the FCC reaffirmed that incumbent carriers must provide unbundled access to a minimum of six network elements including local loop and transport facilities (the elements in primary use by us). In December 2001, the FCC initiated a review of the network elements unbundling rules, and requested comments on whether to expand, reduce or change the list of required elements. We anticipate that the proceeding will be concluded during 2002, but we cannot predict what, if any, change the FCC will make in the unbundling requirements. Also, in February 2002, the FCC requested comments on a number of issues relating to regulation of broadband Internet access services offered over telephone company facilities, including whether the incumbent carriers should continue to be required to offer the elements of these services on an unbundled basis. Any change in the existing rules that would reduce the obligation of incumbent carriers to offer network elements to us on an unbundled basis could adversely affect our business plan.

     The prices that incumbent carriers may charge for access to these network elements will shortly be resolved, as the Supreme Court is considering whether incumbent carriers should be required to price these network elements based on the efficient replacement cost of existing technology, as the FCC methodology now requires, or whether the price of these elements should be based on their historical costs. The Court also will consider whether the FCC may require incumbent carriers to combine certain previously uncombined elements at the request of a competitive carrier. We cannot predict the outcome of this case. If the Court requires changes in the existing pricing methodology, these changes likely would be implemented over a period of a year or longer.

     On November 8, 2001, the FCC initiated two rulemaking proceedings to establish a core set of national performance measurements and standards for evaluating an incumbent carrier's performance in provisioning wholesale facilities and services to competitors. It seeks comment on a set of specific performance measurements and on related issues of implementation, reporting requirements, and enforcement mechanisms. We cannot predict the ultimate outcome of these proceedings.

     On August 8, 2001, in response to previous court decisions requiring further consideration of some portions of its existing rules, the FCC adopted new rules strengthening and clarifying the requirements for collocation of competitive carriers' equipment in incumbent local carriers' central offices. The new rules allow competitive carriers to collocate multifunction equipment, including equipment with switching and routing capabilities, and require incumbent carriers to provision cross-connects between carriers collocating in their central offices. The FCC also established several principles to govern incumbent carriers' space allocation practices, and required that space allocation practices be reasonable and nondiscriminatory.

     The Telecommunications Act also contains special provisions that replace prior antitrust restrictions that prohibited the regional Bell operating companies from providing long distance services and engaging in communications equipment manufacturing. Before the passage of the Telecommunications Act, the regional Bell operating companies were restricted to providing services within a distinct geographical area known as a local access and transport area (LATA). The Telecommunications Act permits the regional Bell operating companies to provide interLATA long distance service immediately in areas outside of their market regions and within their market regions once they have satisfied several procedural and substantive requirements, including:

     - a showing that the regional Bell operating company is subject to meaningful local competition in the area in which it seeks to offer long distance service; and

     - a determination by the FCC that the regional Bell operating company's entry into long distance markets is in the public interest.

     Only two regional Bell operating companies have received approval from the FCC to provide interLATA long distance services to date. The FCC has authorized SBC to provide long distance services in Texas (granted June 6, 2000); Kansas (granted January 22, 2001); Oklahoma (granted January 22, 2001); Arkansas (granted November 16, 2001); and Missouri (granted November 16, 2001). It has also approved Verizon's application in New York (granted December 22, 1999); Massachusetts (granted April 16, 2001); Connecticut (granted July 20, 2001); Pennsylvania (granted September 19, 2001); and Rhode Island (granted February 24, 2002). Several additional applications are pending before the FCC, and more are expected to be filed in the near future.

     In addition, legislation has been proposed in Congress that would eliminate FCC review of Bell company applications for entry into the in-region interLATA long distance market and compliance with the Telecommunications Act's competitive checklist. If such legislation is enacted, it would significantly erode the incentives of incumbent carriers to cooperate with competitors, and it would have a very adverse impact on our ability to compete in the local market. That bill, known as the Broadband Regulatory Relief Plan, would permit the Bell operating companies to build data networks across LATA boundaries without having to satisfy the local market-opening requirements of the Telecommunications Act. The bill was passed by the House in late February 2002, but no action has yet been scheduled in the Senate.

     On December 12, 2001, the FCC initiated a review of the current regulatory requirements for incumbent carriers' broadband telecommunications services. Incumbent carriers are generally treated as dominant carriers, and hence are subject to certain regulatory requirements, such as tariff filings and pricing requirements. In this proceeding, the FCC seeks to determine what regulatory safeguards and carrier obligations, if any, should apply when a carrier that is dominant in the provision of traditional local exchange and exchange access services provides broadband service. A decision by the FCC to exempt the incumbent carriers' broadband services from traditional regulation could have a significant adverse competitive impact. We cannot reasonably predict the ultimate outcome of this proceeding.

     In several orders adopted in recent years, the FCC has made major changes in the structure of the access charges incumbent carriers impose for the use of their facilities to originate or complete interstate and international calls. Under the FCC's plan, per-minute access charges have been significantly reduced, and replaced in part with higher monthly fees to end-users and in part with a new interstate universal service support system. Under this plan, the largest incumbent carriers are required to reduce their average access charge to $0.0055 per minute over a period of time, and some of these carriers have already reduced the target level.

     In August 1999, the FCC adopted an order providing additional pricing flexibility to incumbent carriers subject to price cap regulation in their provision of interstate access services, particularly special access and dedicated transport. The FCC eliminated rate scrutiny for "new services" and permitted incumbent carriers to establish additional geographic zones within a market that would have separate rates. Additional and more substantial pricing flexibility will be given to incumbent carriers as specified levels of competition in a market are reached through the collocation of competitive carriers and their use of competitive transport. This flexibility includes, among other items, customer specific pricing, volume and term discounts for some services and streamlined tariffing. As part of the same August 1999 order, the FCC initiated another proceeding to consider additional pricing flexibility proposals for incumbent carriers. We cannot predict the outcome of this proceeding, which may have an unfavorable effect on our business.

     Under the Telecommunications Act, competitive local exchange carriers are entitled to receive reciprocal compensation from other telephone companies for delivering traffic to their customers. A dispute has existed for several years on whether this compensation applies to calls bound for Internet service provider clients of the competitive local exchange carriers. Most states have required telephone companies to pay this compensation to competitive local exchange carriers. In April 2001, however, the FCC adopted new rules limiting the right of competitive local exchange carriers to collect compensation on calls that terminate to Internet service providers, and preempting inconsistent state rules. Under the new rules, which took effect on June 14, 2001, the amount of compensation payable on calls to Internet service providers was limited to $0.0015 per minute for the first six months after the rules took effect, $0.0010 per minute for the next eighteen months, and $0.0007 per minute thereafter. In addition, the overall amount of compensation payable in each state is limited by a provider based upon the number of minutes of Internet traffic terminated in the first quarter of 2001. The FCC rules permit carriers to continue collecting the existing higher rates on calls that terminate to customers who are not Internet service providers. Any traffic exchanged between carriers that exceeds a three to one ratio of terminating to originating minutes is presumed to be Internet calls, although either carrier may attempt to rebut this presumption and claim a different level of Internet traffic.

     Internet service providers may be among our potential customers and these new reciprocal compensation rules could limit our ability to service this group of customers profitably. While some competitive carriers target Internet service providers in order to generate additional revenues from reciprocal compensation charges, at the present time we do not focus our marketing efforts on Internet service providers. Therefore, these rules will have a minimal impact on us.

     On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy program. This order established new subsidies for telecommunications and information services provided to qualifying schools, libraries and rural health providers. The FCC also expanded federal subsidies for local dial-tone services provided to low-income consumers. Providers of interstate telecommunications service, including us, must contribute to these subsidies. In later years, the FCC created additional subsidies that primarily benefit incumbent telephone companies. On a quarterly basis, the FCC announces the contribution factor proposed for the next quarter. For the first quarter of the year 2002, the contribution factor is $0.068086 of a provider's interstate and international revenue for the third quarter of 2001. We intend to recover our share of these costs through charges assessed directly to our customers and participation in federally subsidized programs. The FCC is considering proposals to change the way contributions are assessed, but we cannot predict when or whether the FCC will act on these proposals.

     In 1994, Congress passed the Communications Assistance for Law Enforcement Act ("CALEA") to ensure that law enforcement agencies would be able to conduct properly authorized electronic surveillance of digital and wireless telecommunications services CALEA requires telecommunications carriers to modify their equipment, facilities and services to ensure that they are able to comply with authorized electronic surveillance requests. For circuit-switched facilities, carriers such as us were required to comply with CALEA by November 19, 2001. As a result of litigation, the FCC extended the deadline for carriers to implement the Department of Justice/Federal Bureau of Investigation "punch list" capabilities until June 30, 2002. The FCC is expected to begin a proceeding in the next few months to determine which of the six "punch-list" capabilities carriers must implement.

  STATE REGULATION

     The implementation of the Telecommunications Act is subject to numerous state rulemaking proceedings. As a result, it is currently difficult to predict how quickly full competition for local services, including local dial-tone, will be introduced.

     To provide services within a state, we generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. To date, we have satisfied state requirements to provide local and intrastate long distance services in the 8 states in which we currently operate.

     State regulatory agencies have jurisdiction over our intrastate services, including our rates. State agencies require us to file periodic reports, pay various fees and assessments and comply with rules governing quality of service, consumer protection and similar issues. These agencies may also have to approve the transfer of assets or customers located in the state, a change of control of our company or our issuance of securities or assumption of debt. The specific requirements vary from state to state. State regulatory agencies also must approve our interconnection agreements with incumbent carriers. Price cap or rate of return regulation for competitive carriers does not apply in any of our current markets. However, we cannot assure you that the imposition of new regulatory burdens in a particular state will not affect the profitability of our services in that state.

  LOCAL REGULATION

     Our networks must comply with numerous local regulations such as building codes, municipal franchise requirements and licensing. These regulations vary on a city by city and county by county basis. In some of the areas where we provide service, we may have to comply with municipal franchise requirements and may be required to pay license or franchise fees based on a percentage of gross revenue or other factors. Municipalities that do not currently impose fees may seek to impose fees in the future. We cannot assure you that fees will remain at their current levels following the expiration of existing franchises.

COMPETITION

     The communications industry is highly competitive. We believe the principal competitive factors affecting our business will be:

     - pricing levels and policies,

     - transmission speed,

     - customer service,

     - breadth of service availability,

     - network security,

     - ease of access and use,

     - bundled service offerings,

     - brand recognition,

     - operating experience,

     - capital availability,

     - exclusive contracts,

     - accurate billing, and

     - variety of services.

     To maintain our competitive posture, we believe we must be in a position to reduce our prices to meet any reductions in rates by our competitors. Any reductions could adversely affect us. Many of our current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us. In addition, competitive alternatives may result in substantial customer turnover in the future. Many providers of communications and networking services experience high rates of customer turnover.

     A continuing trend toward consolidation of communications companies and the formation of strategic alliances within the communications industry, as well as the development of new technologies, could give rise to significant new competitors. For example, WorldCom merged with MCI Communications and AT&T has acquired Teleport Communications Group Inc., a competitive carrier, and Tele-Communications, Inc., a cable, communications and high-speed Internet services provider, and has merged with another cable television company, MediaOne. Ameritech Corporation has merged with SBC, Bell Atlantic has merged with GTE Corporation (to form Verizon Communications) and Qwest has merged with US West. Following this wave of consolidation, there are now only four remaining regional Bell operating companies. Time Warner and AOL also have merged. These types of consolidations and other strategic alliances could put us at a competitive disadvantage.

  LOCAL DIAL-TONE SERVICES

  Incumbent Carriers

     In each of the markets we target, we will compete principally with the incumbent carrier serving that area. We have not achieved and do not expect to achieve a significant market share for any of our services. The incumbent carriers have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than ours and have the potential to subsidize competitive services with revenues from a variety of businesses. While recent regulatory initiatives which allow competitive carriers to interconnect with incumbent carrier facilities provide increased business opportunities for us, interconnection opportunities have been and likely will continue to be accompanied by increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent carriers.

     Incumbent carriers have long-standing relationships with regulatory authorities at the federal and state levels. The FCC recently proposed a rule that would provide for increased pricing flexibility for incumbent carriers and deregulation for competitive access services, either automatically or after competitive levels are reached. If the incumbent carriers are allowed by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to their networks, our operating margins could be materially adversely affected. Future regulatory decisions which give the incumbent carriers increased pricing flexibility or other regulatory relief could also have a material adverse effect on us.

  Competitive Carriers/Long Distance Carriers/Other Market Entrants

     We face, and expect to continue to face, competition from long distance carriers, including AT&T, MCI WorldCom, and Sprint, seeking to enter, reenter or expand entry into the local exchange market. We also compete with other competitive carriers, resellers of local dial-tone services, cable television companies, electric utilities, microwave carriers and wireless telephone system operators.

     The Telecommunications Act includes provisions which impose regulatory requirements on all incumbent carriers and competitive carriers but grants the FCC expanded authority to reduce the level of regulation applicable to these common carriers. The manner in which these provisions of the Telecommunications Act are implemented and enforced could have a material adverse effect on our ability to successfully compete against incumbent carriers and other communications service providers.

     The Telecommunications Act radically altered the market opportunity for competitive carriers. Many existing competitive carriers which entered the market before 1996 had to build a fiber infrastructure before offering services. With the Telecommunications Act requiring unbundling of the incumbent carrier networks, competitive carriers are now able to more rapidly enter the market by installing switches and leasing standard telephone lines and cable.

     A number of competitive carriers have entered or announced their intention to enter one or more of our markets. We believe that not all competitive carriers, however, are pursuing the same target customers we pursue. We intend to keep our prices at levels below those of the incumbent carriers while providing, in our opinion, a higher level of service and responsiveness to our customers. Innovative packaging and pricing of basic telephone services are expected to provide competitive differentiation for us in each of our markets.

  LONG DISTANCE SERVICES

     The long distance services industry is very competitive and many long distance providers experience a high average turnover rate as customers frequently change long distance providers in response to offerings of lower rates or promotional incentives by competitors. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We expect to face increasing competition from companies offering long distance data and voice services over the Internet. Companies offering these services over the Internet could enjoy a significant cost advantage because they do not currently pay common carrier access charges or universal service fees.

  DATA AND INTERNET SERVICES

     We expect the level of competition with respect to data and Internet services to intensify in the future. We expect significant competition from:

     - Incumbent Carriers. Most incumbent carriers have announced deployment of commercial DSL services. Some incumbent carriers have announced they intend to aggressively market these services to their residential customers at attractive prices. In addition, most incumbent carriers are combining their DSL service with their own Internet service provider businesses. We believe incumbent carriers have the potential to quickly overcome many of the issues that have delayed widespread deployment of DSL services in the past. The incumbent carriers have an established brand name in their service areas, possess sufficient capital to deploy DSL services rapidly and are in a position to offer service from central offices where we may be unable to secure collocation space. When the regional Bell operating companies begin providing long distance service, they may be able to offer "one stop shopping" that would be competitive with our offerings.

     - Traditional Long Distance Carriers. Many of the leading traditional long distance carriers, including AT&T, MCI WorldCom and Sprint, are expanding their capabilities to support high-speed, end-to-end networking services. We expect them to offer combined data, voice and video services over their networks. These carriers have extensive fiber networks in many metropolitan areas that primarily provide high-speed data and voice services to large companies. They could deploy DSL services in combination with their current fiber networks. They also have interconnection agreements with many incumbent carriers and have secured collocation space from which they could begin to offer competitive DSL services.

     - Newer Long Distance Carriers. The newer long distance carriers, including Williams Communications, Qwest Communications International and Level 3 Communications, are building and managing high-speed networks nationwide. They are also building direct sales forces and partnering with Internet service providers to offer services directly to business customers. They could extend their existing networks and offer high-speed services using DSL, either alone or in partnership with others.

     - Cable Modem Service Providers. Cable modem service providers are offering, or are preparing to offer, high-speed Internet access over cable networks to consumers and businesses. These networks provide high-speed data services similar to our services, and in some cases at higher speeds. These companies use a variety of new and emerging technologies, including point-to-point and point-to-multipoint wireless services, satellite-based networking and high-speed wireless digital communications.

     - Internet Service Providers. Internet service providers, including Yahoo, Earthlink, Concentric and Verio, offer Internet portal services which compete with our service. We offer basic web hosting and e-mail services and anticipate offering an enhanced set of Internet products in the future. The competitive Internet service providers generally provide more features and functions than our current Internet portal.

     - Wholesale DSL Carriers. DSL carriers, including Covad Communications Group, Inc., offer DSL services and have significant strategic equity investors, marketing alliances and product development partners.

     Many of these competitors are offering, or may soon offer, DSL technologies and services that will directly compete with us.

PERSONNEL

     As of March 22, 2002, we had approximately 1,800 employees, a 10% decrease over the approximate 2,000 employees at December 31, 2000.

     We have non-disclosure and non-compete agreements with our executive employees. None of our employees are represented by a collective bargaining agreement.

                                  RISK FACTORS

     Investors should carefully consider the following risk factors before making investment decisions regarding our stock.

WE MAY NEED SIGNIFICANT ADDITIONAL FUNDS THAT WE MAY NOT BE ABLE TO OBTAIN

     We will require significant amounts of capital to fund the development of our business and services as well as our operating costs and debt service. If we cannot generate or otherwise obtain sufficient funds, this may have a negative impact on our growth and our ability to compete in the communications industry. We expect to fund our capital requirements through existing resources, internally generated funds and debt or equity financing. We cannot assure you we will be successful in raising sufficient debt or equity financing on acceptable terms or at all.

     On February 7, 2002, we announced that we could no longer confirm our prior guidance of having sufficient cash to fund our operations into the first quarter of 2003. On February 25, 2002, we announced that we had reached an agreement with an informal committee representing approximately 66% of the outstanding principal amount of our 13% Senior Notes due 2010 on a comprehensive recapitalization plan that would eliminate a significant portion of our long-term debt and all of our preferred stock. On March 22, 2002, we announced that we had successfully completed our consent solicitation and that 99% of the holders of our 13% Senior Notes due 2010 had signed voting agreements supporting the comprehensive recapitalization plan that would eliminate a significant portion of our long-term debt and all of our preferred stock. On March 22, 2002, we also announced that more than two-thirds of the preferred shareholders had signed voting agreements supporting the plan. We also announced that we were voluntarily de-listing from NASDAQ and moving to the OTC Bulletin Board Service. Finally, all our outside directors have resigned. The current board members, Rolla P. Huff, Joseph M. Wetzel and S. Gregory Clevenger, are all officers of the company.

     We plan to implement our proposed recapitalization plan by commencing a voluntary pre-negotiated Chapter 11 proceeding with respect to us and our subsidiaries, Mpower Communications Corp. and Mpower Lease Corporation. This Chapter 11 proceeding may also include other Mpower subsidiaries. Our reorganized company is expected to have substantial capital needs, and based on the current business plan, would only have sufficient cash to operate through the end of 2002. Although we continue to have discussions with current and potential new equity investors, as well as potential lenders, we cannot assure you that any additional capital will be available to operate our business beyond the end of 2002.

THERE IS A POSSIBILITY THAT THE PREVIOUSLY ANNOUNCED CHAPTER 11 BANKRUPTCY FILING MAY NOT PROCEED AS ANTICIPATED

     There are significant risks associated with our proposed Chapter 11 reorganization plan proceeding as planned.

     - The proposed reorganization plan could evolve into a lengthy and contested Chapter 11 bankruptcy case that could ultimately become a Chapter 7 liquidation proceeding. The Bankruptcy Court could delay confirming or fail to confirm our plan if it were to find that it was reasonably unlikely that the reorganized company could obtain additional financing necessary to fund our ongoing operations.

     - We may require additional debt or equity to emerge from bankruptcy. We cannot assure you that we will be successful in obtaining sufficient debt or equity financing on acceptable terms or at all.

     - The plan may not be confirmed by the Bankruptcy Court for a number of reasons. For example, a non-accepting creditor of ours might challenge the terms of the plan as not being in compliance with the Bankruptcy Code and the Bankruptcy Court might rule in favor of the non-accepting creditor's objections.

     - The Bankruptcy Court may find that our solicitation of acceptances for the plan does not comply with the requirements of the Bankruptcy Code. In such an event, we may seek to re-solicit acceptances. Nonetheless, confirmation of the plan would be delayed and possibly jeopardized.

     - We cannot assure you that the plan will not require significant modifications for confirmation, or that such modifications would not require a re-solicitation of acceptances.

     - Our filing of a bankruptcy petition and the publicity attendant thereto may adversely affect our business. We believe that any such adverse effects may worsen during the pendency of a protracted bankruptcy case if the plan is not confirmed as planned.

     - The commencement of our Chapter 11 bankruptcy filing may cause trade suppliers and vendors to cease providing goods and services to us and our subsidiaries.

     - Because of the traditional stigma associated with any bankruptcy, our commencement of a Chapter 11 bankruptcy case may adversely affect our ability to retain and attract customers and/or highly-skilled personnel, which could harm our business.

     - In light of the difficult financial environment, and in particular the lack of ready sources of either debt or equity financing for telecom companies, we may not obtain adequate capital to exit the Chapter 11.

THE VALUE OF THE EQUITY SECURITIES TO BE ISSUED UNDER THE PROPOSED PLAN OF REORGANIZATION MAY BE NEGATIVELY AFFECTED BY ADDITIONAL ISSUANCES OF EQUITY SECURITIES BY THE REORGANIZED COMPANY AND GENERAL MARKET FACTORS

     Issues or sales of equity securities by our reorganized company will likely be heavily dilutive. Assuming the plan is approved and adopted, there will be no restriction on our ability to issue additional equity securities, which may include, but not be limited to, common stock, preferred stock and securities exercisable or convertible into our common stock (including employee stock options). There can be no certainty as to the effect, if any, that future issuances or sales of such securities by our reorganized company, or the availability of such equity securities for future issue or sale, would have on the price of our common stock prevailing from time to time. Sales of substantial amounts of equity securities of ours in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our stock could adversely affect the prevailing price of our stock.

LACK OF TRADING MARKET FOR OUR SECURITIES

     On March 22, 2002 we announced that we will voluntarily remove our common stock and our Series D convertible preferred stock from their respective listings on the NASDAQ. This voluntary removal may adversely affect the ability of holders of our Series D preferred stock and common stock to sell their shares because there will be no securities exchange or national automated quotation system on which to trade our securities.

     As a consequence of our move from the NASDAQ to the NASD OTC Bulletin Board, it is expected that our stockholders will find it more difficult to buy or sell shares of, or obtain accurate quotations as to the market value of our common stock. In addition, our common stock may be substantially less attractive as collateral for margin borrowings and loan purposes, for investment by financial institutions under their internal policies or state legal investment laws, or as consideration in future capital raising transactions.

THE MARKET FOR SECURITIES OF TELECOMMUNICATIONS COMPANIES HAS HISTORICALLY BEEN VOLATILE

     The prices for securities of emerging companies in the telecommunications industry have been highly volatile. In addition, the stock market has experienced volatility that has affected the market prices of equity securities of many companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the prevailing price of our securities.

WE EXPECT OUR LOSSES TO CONTINUE AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE REQUIREMENTS

     We recorded net losses before extraordinary items of $500.1 million in 2001, $224.6 million in 2000 and $69.8 million in 1999. In addition, we had negative cash flow from operations of $219.2 million in 2001, $141.5 million in 2000 and $45.9 million in 1999. We do not generate enough cash flow to cover our operating and investing expenses. Our historical earnings were insufficient to cover combined fixed charges and dividends on preferred stock by $526.7 million for the year ended December 31, 2001. Combined fixed charges and dividends include interest and dividends, whether paid or accrued. We expect to record significant net losses and generate negative cash flow from operations for the foreseeable future. We cannot assure you that we will achieve or sustain profitability or generate sufficient positive cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements.

OUR SUBSTANTIAL DEBT CREATES FINANCIAL AND OPERATING RISK

     We have a substantial amount of debt. As of December 31, 2001, we had approximately $430.7 million of total debt outstanding. The terms of our outstanding debt limit, but do not prohibit, us from incurring additional debt. For example, the indentures for our outstanding debt allow us to incur an unlimited amount of debt to finance the cost of acquiring equipment used in our business. While we have initiated a recapitalization plan to reduce our debt, this plan may not be successful. Our existing level of debt could have important consequences to you, including the following:

     - It could limit our ability to obtain additional financing for working capital, capital expenditures, and general corporate purposes;

     - It could require us to dedicate a substantial portion of our cash flow from operations to payments of principal and interest on our debt, thereby reducing the funds available to us for other purposes, including working capital, capital expenditures, and general corporate purposes;

     - It could make us more vulnerable to changes in general economic conditions or increases in prevailing interest rates; limiting our ability to withstand competitive pressures and reducing our flexibility in responding to changing business and economic conditions;

     - It could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

     - It could place us at a competitive disadvantage compared to our competitors that have less debt; and

     - Our failure to comply with the restrictions contained in any of our financing agreements could lead to a default which could result in our being required to repay all of our outstanding debt.

OUR CASH FLOW MAY NOT BE SUFFICIENT TO PERMIT REPAYMENT OF OUR INDEBTEDNESS WHEN DUE

     Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash flow in the future. We cannot assure you that our business will generate sufficient cash flow from operations to meet our debt service requirements. Our cash flow from operations may be insufficient to repay our indebtedness at scheduled maturity and some or all of such indebtedness may have to be refinanced. If we are unable to refinance our debt or if additional financing is not available on acceptable terms, or at all, we could be forced to dispose of assets under certain circumstances that might not be favorable to realizing the highest price for the assets or to default on our obligations with respect to our indebtedness.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE AND WILL BE DIFFICULT TO PREDICT

     Our annual and quarterly operating results are likely to fluctuate significantly as a result of numerous factors, many of which are outside of our control. These factors include:

     - our limited operating history, which makes predicting future results difficult;

     - the timing and willingness of traditional telephone companies to provide us with central office space and the prices, terms and conditions on which they make the space available to us;

     - the amount and timing of capital expenditures and other costs relating to the development of our networks and the marketing of our services;

     - delays in the generation of revenue because certain network elements have lead times that are controlled by incumbent carriers and other third parties;

     - the ability to develop and commercialize new services by us or our competitors;

     - the ability to deploy on a timely basis our services to adequately satisfy customer demand;

     - our ability to successfully operate our networks;

     - the rate at which customers subscribe to our services;

     - decreases in the prices for our services due to competition, volume-based pricing and other factors;

     - the development and operation of our billing and collection systems and other operational systems and processes;

     - the rendering of accurate and verifiable bills from the incumbent carriers from whom we lease transport and resolution of billing disputes;

     - the incorporation of enhancements, upgrades and new software and hardware products into our network and operational processes that may cause unanticipated disruptions; and

     - the interpretation and enforcement of regulatory developments and court rulings concerning the 1996 Telecommunications Act, interconnection agreements and the antitrust laws.

THE TERMS OF OUR DEBT COVENANTS AND PREFERRED STOCK COULD LIMIT HOW WE CONDUCT OUR BUSINESS AND OUR ABILITY TO RAISE ADDITIONAL FUNDS

     The agreements which govern the terms of our debt contain covenants that may restrict our ability to:

     - incur additional debt;

     - pay dividends and make other distributions;

     - prepay subordinated debt;

     - make investments and other restricted payments;

     - create liens;

     - sell assets; and

     - engage in transactions with affiliates.

     In addition, the terms of our outstanding preferred stock require us to obtain the approval of the holders before we take specified actions.

     Our future financing arrangements will likely contain similar or more restrictive covenants. As a result of these restrictions, we may be:

     - limited in how we conduct our business;

     - unable to raise additional debt or equity financing to operate during general economic or business downturns; and

     - unable to compete effectively or to take advantage of new business opportunities.

     These restrictions may affect our ability to grow in accordance with our plans.

OUR SUCCESS DEPENDS ON THE EFFECTIVENESS AND RETENTION OF OUR MANAGEMENT TEAM

     Our business is managed by a small number of key management personnel, the loss of some of whom could impair our ability to carry out our business plan. We believe our future success will depend in large part on our ability to attract and retain highly skilled and qualified personnel. We cannot assure you that our senior management team will remain with us through the bankruptcy and recapitalization processes. Under our circumstances, it may be difficult to find suitable replacements for any departing management personnel. We do not maintain key man insurance on our officers.

IF OUR EQUIPMENT DOES NOT PERFORM AS WE EXPECT, IT COULD DELAY OUR INTRODUCTION OF NEW SERVICES

     In implementing our strategy, we may use new or existing technologies to offer additional services. We also plan to use equipment manufactured by multiple vendors to offer our current services and future services in each of our markets. If we cannot successfully install and integrate the technology and equipment necessary to deliver our current services and any future services within the time frame and with the cost effectiveness we currently contemplate, we could be forced to delay or abandon the introduction of new services. This could also affect our ability to attract and retain customers.

THE FAILURE OF OUR OPERATIONS SUPPORT SYSTEM TO PERFORM AS WE EXPECT COULD IMPAIR OUR ABILITY TO RETAIN CUSTOMERS AND OBTAIN NEW CUSTOMERS OR RESULT IN INCREASED CAPITAL EXPENDITURES

     Our operations support system is expected to be an important factor in our success. If the operations support system fails or is unable to perform as expected, we could suffer customer dissatisfaction, loss of business or the inability to add customers on a timely basis, any of which would adversely affect our revenues. Furthermore, problems may arise with higher processing volumes or with additional automation features, which could potentially result in system breakdowns and delays and additional, unanticipated expense to remedy the defect or to replace the defective system with an alternative system. Our current system may not be adequate to scale our business.

OUR FAILURE TO MANAGE GROWTH COULD RESULT IN INCREASED COSTS

     We may be unable to manage our growth effectively. This could result in increased costs and delay our introduction of additional services. The development of our business will depend on, among other things, our ability to achieve the following goals in a timely manner, at reasonable costs and on satisfactory terms and conditions:

     - purchase, install and operate equipment, including DSL and T1 equipment;

     - negotiate suitable interconnection agreements with, and arrangements for installing our equipment at the central offices of, incumbent carriers on satisfactory terms and conditions;

     - hire and retain qualified personnel;

     - lease suitable access to transport networks; and

     - obtain required government authorizations.

     We have experienced rapid growth since our inception, and we believe sustained growth will place a strain on our operational, human and financial resources. Our growth will also increase our operating complexity as well as the level of responsibility for both existing and new management personnel. Our ability to manage our growth effectively will depend on the continued development of plans, systems and controls for our operational, financial and management needs and on our ability to expand, train and manage our employee base.

OUR SERVICES MAY NOT ACHIEVE SUFFICIENT MARKET ACCEPTANCE TO BECOME PROFITABLE

     To be successful, we must develop and market services that are widely accepted by businesses at profitable prices. Our success will depend upon the willingness of our target customers to accept us as an alternative provider of local, long distance, high-speed data and Internet services. Although we are in the process of rolling out additional products and services, we might not be able to provide the range of communication services our target business customers need or desire.

OUR FAILURE TO ACHIEVE OR SUSTAIN MARKET ACCEPTANCE AT DESIRED PRICING LEVELS COULD IMPAIR OUR ABILITY TO ACHIEVE PROFITABILITY OR POSITIVE CASH FLOW

     Prices for data communication services have fallen historically, a trend we expect will continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our ability to meet price competition may depend on our ability to operate at costs equal to or lower than our competitors or potential competitors. There is a risk that competitors, perceiving us to lack capital resources, may undercut our rates or increase their services or take other actions in an effort to force us out of business. Our failure to achieve or sustain market acceptance at desired pricing levels could impair our ability to achieve profitability or positive cash flow.

OUR FAILURE TO SUCCESSFULLY TERMINATE OR SUBLEASE OUR SURPLUS SWITCH SITES, OTHER FACILITIES AND COLLOCATIONS IN LINE WITH OUR ESTIMATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     We have estimated the charges to be incurred in connection with our plans to cancel: (1) our surplus collocation sites; (2) our entry into twelve markets in the Northeast and Northwest and (3) our ongoing operations in several markets. Our failure to successfully re-deploy or sell equipment no longer required for these switch sites and collocations and our inability to terminate or sublease the switch sites and collocations in line with our estimates could adversely affect our financial condition.

IF WE ARE UNABLE TO NEGOTIATE AND ENFORCE FAVORABLE INTERCONNECTION AGREEMENTS AND ARRANGEMENTS FOR INSTALLING OUR EQUIPMENT, WE COULD HAVE DIFFICULTY OPERATING PROFITABLY IN OUR EXISTING MARKETS

     We must negotiate and renew favorable interconnection agreements and arrangements for installing our equipment with other companies, including incumbent carriers, in markets we have entered. The rates charged to us under the interconnection agreements might not continue to be low enough for us to attract a sufficient number of customers and to operate the business on a profitable basis. In addition, our interconnection agreements provide for our connection and maintenance orders to receive attention on the same basis as the incumbent carrier's customers and for the incumbent carriers to provide adequate capacity to keep blockage within industry standards. However, from time to time, we have experienced excessive blockage in the delivery of calls to and from the incumbent carriers due to an insufficient number of phone lines installed by the incumbent carriers between their switches and our switches. Blocked calls result in customer dissatisfaction, which may result in the loss of business.

DELAYS BY THE INCUMBENT CARRIERS IN CONNECTING OUR CUSTOMERS TO OUR NETWORK COULD RESULT IN CUSTOMER DISSATISFACTION AND LOSS OF BUSINESS

     We rely on the timeliness of incumbent carriers and competitive carriers in processing our orders for customers switching to our service and in maintaining the customer's standard telephone lines to assure uninterrupted service. The incumbent carriers are our competitors and have had little experience leasing standard telephone lines to other companies. Therefore, the incumbent carriers might not be able to continue to provide and maintain leased standard telephone lines in a prompt and efficient manner as the number of standard telephone lines requested by competitive carriers increases.

WE MAY NOT BE ABLE TO SERVICE OUR CUSTOMERS IF WE CANNOT SECURE SUFFICIENT TELEPHONE LINES AND CABLE TO MEET OUR FUTURE NEEDS

     We may not be able to renew our lease arrangements or obtain comparable arrangements from other carriers in our existing markets. Because we lease rather than construct telephone lines and cable in each of our markets, we would be unable to service our customers if we are not able to obtain sufficient telephone lines and cable. Our inability to lease sufficient telephone lines and cable could result in the loss of customers and the inability to add new customers.

OUR RELIANCE ON A LIMITED NUMBER OF EQUIPMENT SUPPLIERS COULD RESULT IN ADDITIONAL EXPENSES

     We currently rely and expect to continue to rely on a limited number of third party suppliers to manufacture the equipment we require to implement our DSL and T1 technologies. If our suppliers enter into competition with us, or if our competitors enter into exclusive or restrictive arrangements with our supplies it may materially and adversely affect the availability and pricing of the equipment we purchase. Our reliance on third-party vendors involves a number of additional risks, including the absence of guaranteed supply and reduced control over delivery schedules, quality assurance, production yields and costs.

     We cannot assure you that our vendors will be able to meet our needs in a satisfactory and timely manner in the future or that we will be able to obtain alternative vendors when and if needed. It could take a significant period of time to establish relationships with alternative suppliers for critical technologies and to introduce substitute technologies into our network. In addition, if we change vendors, we may need to replace all or a portion of the equipment deployed within our network at significant expense in terms of equipment costs and loss of revenues in the interim.

THE TELECOMMUNICATIONS INDUSTRY IS HIGHLY COMPETITIVE WITH PARTICIPANTS THAT HAVE GREATER RESOURCES THAN WE DO, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY

     Our success depends upon our ability to compete with other telecommunications providers in each of our markets, many of which have substantially greater financial, marketing and other resources than we have. In addition, competitive alternatives may result in substantial customer turnover in the future. A growing trend towards consolidation of communications companies and the formation of strategic alliances within the communications industry, as well as the development of new technologies, could give rise to significant new competitors. We cannot assure you that we will be able to compete successfully. For more information regarding the competitive environment in which we operate, please see "Competition."

IF WE ARE NOT ABLE TO OBTAIN OR IMPLEMENT NEW TECHNOLOGIES, WE MAY LOSE BUSINESS AND LIMIT OUR ABILITY TO ATTRACT NEW CUSTOMERS

     We may be unable to obtain access to new technology on acceptable terms or at all. We may be unable to adapt to new technologies and offer services in a competitive manner. If these events occur, we may lose customers to competitors offering more advanced services and our ability to attract new customers would be hindered. Rapid and significant changes in technology are expected in the communications industry. We cannot predict the effect of technological changes on our business. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes, evolving industry standards and changing needs of our current and prospective customers.

A SYSTEM FAILURE OR BREACH OF NETWORK SECURITY COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE TO OUR CUSTOMERS AND RESULT IN CUSTOMER DISSATISFACTION

     Interruptions in service, capacity limitations or security breaches could have a negative effect on customer acceptance and, therefore, on our revenues and ability to attract new customers. Our networks may be affected by physical damage, power loss, capacity limitations, software defects, breaches of security by computer viruses, break-ins or otherwise and other factors which may cause interruptions in service or reduced capacity for our customers.

IF WE ARE UNABLE TO EFFECTIVELY DELIVER DSL AND T1 SERVICES TO A SUBSTANTIAL NUMBER OF CUSTOMERS, WE MAY NOT ACHIEVE OUR REVENUE GOALS

     We cannot guarantee our network will be able to connect and manage a substantial number of customers at high transmission speeds. If we cannot achieve and maintain digital transmission speeds that are otherwise available in the market, we may lose customers to competitors with higher transmission speeds and we may not be able to attract new customers. While digital transmission speeds of up to 1.5 Mbps are possible on portions of our network, that speed may not be available over a majority of our network. Actual transmission speeds on our network will depend on a variety of factors many of which are beyond our control, including the distance an end user is located from a central office, the quality of the telephone lines, the presence of interfering transmissions on nearby lines and other factors.

WE MAY LOSE CUSTOMERS OR POTENTIAL CUSTOMERS BECAUSE THE TELEPHONE LINES WE REQUIRE MAY BE UNAVAILABLE OR IN POOR CONDITION

     Our ability to provide DSL services to potential customers depends on the quality, physical condition, availability and maintenance of telephone lines within the control of the incumbent carriers. If the telephone lines are not adequate, we may not be able to provide DSL services to many of our target customers and our expected revenues will be diminished. We believe the current condition of telephone lines in many cases may be inadequate to permit us to fully implement our DSL services. In addition, the incumbent carriers may not maintain the telephone lines in a condition that will allow us to implement our DSL services effectively or may claim they are not of sufficient quality to allow us to fully implement or operate our DSL services. Further, some customers use technologies other than copper lines to provide telephone services, and as a result, DSL services might not be available to these customers.

INTERFERENCE OR CLAIMS OF INTERFERENCE COULD RESULT IN CUSTOMER DISSATISFACTION

     Interference, or claims of interference by the incumbent carriers, if widespread, could adversely affect our speed of deployment, reputation, brand image, service quality and customer satisfaction and retention. Technologies deployed on copper telephone lines, such as DSL, have the potential to interfere with other technologies on the copper telephone lines. Interference could degrade the performance of our services or make us unable to provide service on selected lines and the customers served by those lines. Although we believe our DSL technologies, like other technologies, do not interfere with existing voice services, incumbent carriers may claim the potential for interference permits them to restrict or delay our deployment of DSL services. The procedures to resolve interference issues between competitive carriers and incumbent carriers are still being developed. We may be unable to successfully resolve interference issues with incumbent carriers.

OUR SUCCESS WILL DEPEND ON GROWTH IN THE DEMAND FOR INTERNET ACCESS AND HIGH-SPEED DATA SERVICES

     If the markets for the services we offer, including Internet access and high-speed data services, fail to develop, grow more slowly than anticipated or become saturated with competitors, we may not be able to achieve our projected revenues. The markets for business Internet and high-speed data services are in the early stages of development. Demand for Internet services is highly uncertain and depends on a number of factors, including the growth in consumer and business use of new interactive technologies, the development of technologies that facilitate interactive communication between organizations and targeted audiences, security concerns and increases in data transport capacity.

     In addition, the market for high-speed data transmission via DSL technology is relatively new and evolving. Various providers of high-speed digital services are testing products from various suppliers for various applications, and no industry standard has been broadly adopted. Critical issues concerning commercial use of DSL for Internet and high-speed data access, including security, reliability, ease of use and cost and quality of service, remain unresolved and may impact the growth of these services.

THE DESIRABILITY AND MARKETABILITY OF OUR INTERNET SERVICE MAY BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO MAINTAIN RECIPROCAL RELATIONSHIPS WITH OTHER INTERNET SERVICE PROVIDERS

     The Internet is comprised of many Internet service providers and underlying transport providers who operate their own networks and interconnect with other Internet service providers at various points. As we continue the operation of Internet services, connections to the Internet will be provided through wholesale carriers. We anticipate as our volume increases, we will enter into reciprocal agreements with other Internet service providers. We cannot assure you other national Internet service providers will maintain reciprocal relationships with us. If we are unable to maintain these relationships, our Internet services may not be attractive to our target customers, which would impair our ability to retain and attract customers. In addition, the requirements associated with maintaining relationships with the major national Internet service providers may change. We cannot assure you that we will be able to expand or adapt our network infrastructure to meet any new requirements on a timely basis, at a reasonable cost, or at all.

WE MAY INCUR LIABILITIES AS A RESULT OF OUR INTERNET SERVICE OFFERINGS

     United States law relating to the liability of on-line service providers and Internet service providers for information carried on, disseminated through, or hosted on their systems is currently unsettled. If liability is imposed on Internet service providers, we would likely implement measures to minimize our liability exposure. These measures could require us to expend substantial resources or discontinue some of our product or service offerings. In addition, increased attention to liability issues, as a result of litigation, legislation or legislative proposals could adversely affect the growth and use of Internet services.

CHANGES IN LAWS OR REGULATIONS COULD RESTRICT THE WAY WE OPERATE OUR BUSINESS AND NEGATIVELY AFFECT OUR COSTS AND COMPETITIVE POSITION

     A significant number of the services we offer are regulated at the federal, state and/or local levels. If these laws and regulations change or if the administrative implementation of laws develops in an adverse manner, there could be an adverse impact on our costs and competitive position. In addition, we may expend significant financial and managerial resources to participate in administrative proceedings at either the federal or state level, without achieving a favorable result. We believe incumbent carriers and others may work aggressively to modify or restrict the operation of many provisions of the Telecommunications Act. We expect incumbent carriers and others to continue to pursue litigation in courts, institute administrative proceedings with the FCC and other regulatory agencies and lobby the United States Congress, all in an effort to affect laws and regulations in a manner favorable to them and against the interest of competitive carriers. We believe that the recent changes in the make-up of the FCC and leadership changes in the Congress may create an atmosphere that is more favorable to the incumbent carriers. For more details about our regulatory situation, please see "Government Regulations".

WE MAY FACE CHALLENGES TO THE USE OF THE MPOWER TRADEMARK

     Other companies utilizing trademarks that are similar to our trademark may at some time challenge our use of the Mpower mark. A challenge to the mark could result in litigation to defend our mark and could ultimately require us to adopt a new trademark for our services and products.

AN ADVERSE DECISION IN AN APPEAL TO OUR CLASS ACTION LAWSUIT COMMENCED AGAINST US COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     On September 20, 2000, a class action lawsuit was commenced against us, alleging violations of the Securities Exchange Act of 1934 and rule 10(b)-5 thereunder (the "Exchange Act") and Section 11 of the Securities Act of 1933. While we have denied any wrongdoing and will vigorously contest the class action lawsuit, any judgment that is significantly greater than our available insurance coverage could have a material adverse effect on our results of operations and/or financial condition. On February 11, 2002, the United States District Court for the Western District of New York entered its Decision and Order dismissing the class action lawsuit. That Decision and Order has been appealed to the United States Court of Appeals for the Second Circuit. We cannot predict the outcome of that appeal.

THE PRICES WE CHARGE FOR OUR SERVICES AND PAY FOR THE USE OF SERVICES OF INCUMBENT CARRIERS AND OTHER COMPETITIVE CARRIERS MAY BE NEGATIVELY AFFECTED IN REGULATORY PROCEEDINGS, WHICH COULD RESULT IN DECREASED REVENUES, INCREASED COSTS AND LOSS OF BUSINESS

     If we were required to decrease the prices we charge for our services or to pay higher prices for services we purchase from incumbent carriers and other competitive carriers, it would have an adverse effect on our ability to achieve profitability and offer competitively priced services. We must file tariffs with state and federal regulators which indicate the prices we charge for our services. In addition, we purchase some tariffed services from incumbent carriers and/or competitive carriers. The rates we pay for other services we purchase from incumbent carriers and other competitive carriers are set by negotiations between the parties. All of the tariffed prices may be challenged in regulatory proceedings by customers, including incumbent carriers, competitive carriers and long distance carriers who purchase these services. These negotiated rates are also subject to regulatory review. On April 27, 2001, the FCC released an order establishing benchmark rates for competitive local carrier switched access charges. Under the order, competitive local carrier access rates that are at or below the benchmark rates will be presumed to be just and reasonable, and carriers like us may impose them by tariff. Above the benchmark, these carriers' access service will be mandatorily detariffed, so the competitive local carriers must negotiate higher rates with long distance carriers. During the pendency of the negotiations, or if the parties cannot agree, the local carrier must charge the long distance carrier the appropriate benchmark rate. The FCC's order has been appealed by several parties, including us, and is currently pending before the U.S. Court of Appeals for the D.C. Circuit. While the outcome of the appeal cannot be predicted, with reasonable certainty, if the court were to affirm the FCC's rules requiring us to decrease our access charges, or if our costs were increased because we had to negotiate access charges with all long distance providers, it could have an adverse impact on our expected revenues and operating results. The prices charged by incumbent carriers for unbundled network elements, collocations and other services upon which we rely are determined by FCC rules that are currently being received by the Supreme Court. Change in these prices resulting from a court decision may adversely affect our business. For more details about our regulatory situation, please see "Government Regulations".

OUR FORWARD-LOOKING STATEMENTS MAY MATERIALLY DIFFER FROM ACTUAL EVENTS OR
RESULTS

     This Report contains "forward-looking statements," which you can generally identify by our use of forward-looking words including "believe," "expect," "intend," "may," "will," "should," "could," "anticipate" or "plan" or the negative or other variations of these terms or comparable terminology, or by discussion of strategies that involve risks and uncertainties. We often use these types of statements when discussing:

     - our plans and strategies;

     - our anticipation of profitability or cash flow from operations;

     - the development of our business;

     - the expected market for our services and products;

     - our anticipated capital expenditures;

     - changes in regulatory requirements; and

     - other statements contained in this Report regarding matters that are not historical facts.

     We caution you these forward-looking statements are only predictions and estimates regarding future events and circumstances. We cannot assure you we will achieve the future results reflected in these statements.

ITEM 2.  PROPERTY

     We have leased office space in the Rochester, New York area, where we maintain our corporate headquarters. The leased office space is 26,000 square feet and expires during March 2005.

     We also lease space in Las Vegas for our national customer service operations, national network operating center and local sales personnel. This lease expires in 2004. This facility is owned by a limited liability company, which is principally owned by two of our former directors, Maurice J. Gallagher, Jr. and Timothy P. Flynn.

     We own property housing our switches in California, Illinois and Florida. We also lease switch sites in Texas, Ohio, Michigan, Georgia, Florida, Nevada and California expiring between 2005 and 2010. We have leased facilities to house our local sales and administration staff in each market in which we operate.

     During 2001, we cancelled our plans to expand into twelve Northeast and Northwest markets and closed down operations in twelve of the markets we had recently opened, resulting in the elimination of more than 500 collocations. We plan to reduce the future commitments associated with switch site and sales office leases in turned down markets through negotiated settlements.

ITEM 3.  LEGAL PROCEEDINGS

     We are party to numerous state and federal administrative proceedings. In these proceedings, we are seeking to define and/or enforce incumbent carrier performance requirements related to:

     - the cost and provisioning of those network elements we lease;

     - the establishment of customer care and provisioning;

     - the allocation of subsidies; and

     - collocation costs and procedures.

     The outcome of these proceedings will establish the rates and procedures by which we obtain and provide leased network elements and could have a material effect on our operating costs.

     We have intervened on behalf of the FCC in an appeal filed by AT&T seeking to overturn the FCC's declaratory ruling in CCB/CPD No. 01-02, in which the FCC concluded that a long distance carrier may not refuse a call from/to an access line served by a competitive local carrier with presumptively reasonable access rates. We have appealed the FCC's order in CC Docket No. 96-262, in which the FCC, among other things, established benchmark rates for competitive local carrier switched access charges. We cannot predict the outcome of these appeals.

     On September 20, 2000, a class action lawsuit was commenced against us and our chief executive officer, Rolla P. Huff, in federal court for the Western District of New York. On March 6, 2001, an amended consolidated class action complaint was served in that action, seeking to recover damages for alleged violations by us of the Securities Exchange Act of 1934 and rule 10(b)-5 thereunder (the "Exchange Act") and section 11 of the Securities Act of 1933. The amended consolidated complaint also seeks to recover damages against several of our officers and members of our board of directors in addition to Mr. Huff. The amended consolidated complaint also names various underwriters as defendants in the action. On February 11, 2002, the Court issued its Decision and Order dismissing the class action lawsuit. The decision of the Court has been appealed to the Court of Appeals for the Second Circuit and the final outcome of this lawsuit is uncertain.

     On August 1, 2001, we were named in a judicial complaint seeking declaratory relief for certain obligations to Fir Tree Partners, a bondholder of ours. On November 8, 2001, the New York State Supreme Court granted our motion to dismiss the complaint. No appeal was taken by Fir Tree Partners from the dismissal.

     From time to time, we engage in other litigation and governmental proceedings in the ordinary course of our business. We do not believe any other pending litigation or governmental proceeding will have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock, $0.001 par value, traded on the NASDAQ National Market (the "NASDAQ") under the symbol "MGCX" from May 11, 1998 (the date of our initial public offering) until February 18, 2000. On February 18, 2000, our common stock began trading under the symbol "MPWR." As of March 22, 2002, there were approximately 265 holders of record of our common stock. The following sets forth the reported high and low sale prices for the common stock for each quarterly period in fiscal 2000 and 2001, as adjusted for the three-for-two stock split paid in the form of a 50% stock dividend on August 28, 2000.

                                                               HIGH     LOW
                                                              ------   ------
Quarter Ending March 31, 2000...............................  $52.00   $28.33
Quarter Ending June 30, 2000................................  $45.83   $24.04
Quarter Ending September 30, 2000...........................  $40.08   $ 4.88
Quarter Ending December 31, 2000............................  $ 9.19   $ 2.50
Quarter Ending March 31, 2001...............................  $ 9.94   $ 2.38
Quarter Ending June 30, 2001................................  $ 3.01   $ 0.90
Quarter Ending September 30, 2001...........................  $ 1.05   $ 0.18
Quarter Ending December 31, 2001............................  $ 1.15   $ 0.09

     As of March 22, 2002, the closing price of our common stock was $0.04. On March 22, 2002 we announced that we will voluntarily move from the NASDAQ to the NASD Over the Counter Bulleting Board, a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter ("OTC") equity securities. We expect that our common stock will continue to trade under the symbol MPWR. After we file Chapter 11, we expect our stock will continue to trade on the OTC Bulletin Board, but the ticker symbol may change.

DIVIDENDS

     No cash dividends have ever been declared by us on our common stock. We intend to retain earnings to finance the development and growth of our business. We do not anticipate that any dividends will be declared on our common stock for the foreseeable future. Future payments of cash dividends, if any, will depend on our financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by our board of directors. Our ability to declare and pay dividends on our common stock is restricted by certain covenants in our debt indentures and by the terms of our outstanding preferred stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is as follows:

                                            2001        2000       1999       1998       1997
                                          --------   ----------   -------   --------   --------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Operating revenues......................  $195,695   $  146,862   $55,066   $ 18,249   $  3,791
Net loss................................  (467,740)    (244,714)  (69,769)   (32,065)   (10,836)
Basic and diluted loss per share of
  common stock*.........................     (8.26)       (5.20)    (5.09)     (1.51)     (0.86)
Total assets............................   613,647    1,172,460   402,429    252,119    191,977
Long-term debt and capital lease
  obligations including current
  maturities............................   430,686      485,081   161,935    157,295    156,637
Series A Convertible Redeemable
  Preferred Stock.......................        --           --        --         --     16,665
Series B Convertible Redeemable
  Preferred Stock.......................        --           --    55,363         --         --
Series C Convertible Redeemable
  Preferred Stock.......................    46,610       42,760    29,610         --         --
Series D Convertible Redeemable
  Preferred Stock.......................   156,220      202,126        --         --         --

---------------

* See Note 7 of Notes to Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

     We announced on February 25, 2002 that we had reached agreement with an informal committee representing approximately 66% of the outstanding principal amount of our 13% Senior Notes due 2010 on a comprehensive recapitalization plan that would eliminate a significant portion of our long-term debt and all of our preferred stock. Under the proposed recapitalization plan, we would use $19.0 million of cash on hand and issue common stock to eliminate $583.4 million in debt and preferred stock, as well as the associated $49.5 million of annual interest expense related to our 2010 Senior Notes and $15.8 million of annual dividend payments on our preferred stock.

     On March 22, 2002, we announced that we successfully completed our bondholder solicitation which resulted in more than 99% of the holders of our 2010 Senior Notes entering into voting agreements with us in support of the proposed recapitalization plan announced on February 25, 2002. On March 27, 2002, each bondholder who participated in the solicitation received a consent fee equal to their pro-rata share of the $19.0 million.

     In addition, more than two-thirds of the holders of our issued and outstanding shares of preferred stock have also entered into voting agreements with us in support of the proposed recapitalization plan.

     With the necessary backing of these key constituencies, we plan to move forward with our recapitalization plan, which would retire $583.4 million in debt and preferred stock in exchange for a consent fee of $19.0 million in cash and new equity in the reorganized company. We and our subsidiaries, Mpower Communications and Mpower Lease Corporation, intend to implement the proposed recapitalization plan by commencing a voluntary, pre-negotiated Chapter 11 proceeding no later than April 30, 2002. This Chapter 11 proceeding may also include other subsidiaries. We will continue ongoing efforts to secure the additional funding needed to complete the recapitalization plan. We cannot assure you that we will be able to secure the necessary additional financing.

     Subject to the court's approval, our proposed recapitalization plan would provide that our 2010 Senior Noteholders receive 85% of the common stock of our recapitalized company's issued and outstanding stock on the effective date of the plan, and be entitled to nominate four new members to our reorganized company's seven member Board of Directors. Our preferred and common stockholders would receive 13.5% and 1.5% respectively of the common stock of our re-capitalized company on the effective date of the plan, and the preferred stockholders would be entitled to nominate one new director to our reorganized company's Board of Directors.

     As part of the Chapter 11 proceeding, we will be required to file a plan of reorganization with the Bankruptcy Court. In order for the plan to be confirmed by the Court, among other things, the requisite votes under the Bankruptcy Code must be received and the plan must satisfy the requirements set forth in Section 1129 of the Bankruptcy Code. Some of these requirements are beyond our control and we cannot assure you that we will be able to successfully implement our proposed recapitalization plan.

     During the Chapter 11 proceeding, we plan to continue to provide customers with their complete range of services. We do not currently expect any significant impact on our employees, customers or suppliers. Due to our remaining available cash resources, we do not believe that we will require debtor-in-possession financing.

     The proposed recapitalization plan also provides for an employee stock option plan for up to 10% of the common stock of our re-capitalized companys' issued and outstanding common stock on the effective date of the plan (including existing options), which would dilute the ownership percentages referenced above.

     On March 22, 2002 we also announced that we will voluntarily move from NASDAQ National Market (the "NASDAQ") to the NASD Over the Counter Bulletin Board ("OTC Bulletin Board"), a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. We expect that our common and preferred stock will continue to trade under the symbols MPWR and MPWRP, respectively. After we file Chapter 11, we expect our stock will continue to trade on the OTC Bulletin Board, but the stock ticker symbol may change during the time that we are in bankruptcy. As a consequence of our move from the NASDAQ to the OTC Bulletin Board, it is expected that our stockholders will find it more difficult to buy or sell shares of, or obtain accurate quotations as to the market value of our common stock. In addition, our common stock may be substantially less attractive as collateral for margin borrowings and loan purposes, for investment by financial institutions under their internal policies or state legal investment laws, or as consideration in future capital raising transactions.

     We have incurred losses applicable to common stockholders of $489.5 million, $268.4 million and $151.0 million in 2001, 2000 and 1999, respectively. We continue to generate negative cash flows from operating and investing activities and estimate that we have the resources to fund our current operations through the end of 2002, but that additional resources could be required thereafter. In addition, we intend to implement our recapitalization plan by commencing a voluntary Chapter 11 proceeding, most likely in the second quarter of 2002. We will likely require debt or equity financing to successfully emerge out of the bankruptcy process. These factors, among others, may indicate that we may be unable to continue as a going concern.

     Our operations require substantial capital investment for the purchase of equipment and the development and maintenance of our network. Management expects to continue to require substantial amounts of capital to acquire customers, fund operating losses, augment the network in existing markets and develop new products and services.

     We have completed, and are pursuing, several initiatives intended to increase liquidity and better position ourselves to compete under current conditions and anticipate changes in the telecommunications sector. These include:

     - Implementing the recapitalization of our balance sheet as soon as possible

     - Retaining financial advisors to assist in obtaining additional equity or debt financing

     - Aggressively seeking possible funding sources

     - Continuing to update our prospective business plans and forecasts to assist in monitoring current and future liquidity

     - Closing unprofitable or under-performing markets

     - Reducing general and administrative expenses through various cost cutting measures

     - Introducing new products and services with greater profit margins

     - Analyzing the pricing of our current products and services to ensure they are competitive and meet our objectives

     - Re-deploying our assets held for future use to reduce the requirement for capital expenditures

     Our continuation as a going concern is dependent on our ability to meet the above initiatives, among others. However, there can be no assurance that we will be successful in obtaining additional debt or equity financing, or in obtaining a bank facility on terms acceptable to us, or at all, or that management's estimate of additional funds required is accurate.

COMPANY OVERVIEW

     We are a competitive local exchange carrier ("CLEC") offering local dial-tone, long distance, high-speed Internet access via dedicated Symmetrical Digital Subscriber Line ("SDSL") technology, voice over SDSL ("VoSDSL"), Trunk Level 1 ("T1"), Integrated T1 and Data-only T1 as well as other voice and data features. Our services are offered primarily to small and medium size business customers through our wholly owned subsidiary, Mpower Communications Corp. ("Mpower Communications").

     We offer voice and high-speed data services using both SDSL and T1 technology in all of our markets. At March 22, 2002, we provide services in 27 metropolitan areas in 8 states. Our network consists of 583 incumbent carrier central office collocation sites providing us access to approximately 11.7 million addressable business lines. All of our 583 central office collocation sites are SDSL capable and 374 are T1 capable. We have established working relationships with BellSouth, Verizon, Sprint, and Southwestern Bell Corporation (including its operating subsidiaries PacBell and Ameritech collectively referred to as "SBC"). We have over 400,000 lines in service.

     We were one of the first competitive communications carriers to implement a facilities-based network strategy. As a result, we own the network equipment that controls how voice and data transmissions originate and terminate, which we refer to as switches, and we lease the telephone lines over which the voice and data traffic are transmitted, which we refer to as transport. We install our network equipment at the site of the incumbent carrier from whom we rent standard telephone lines. These sites are referred to as collocation sites within the telecommunications industry. As we have already invested and built our network, we believe our strategy has allowed us to serve a broad geographic area at a comparatively low cost while maintaining control of the access to our customers.

     Our business is to deliver packaged voice and broadband data solutions to small and mid-sized businesses. Specifically, our business plan is based on serving the small and medium enterprise customers that find business value in high-speed broadband Internet access integrated with local dial-tone service. We have more than 75,000 business customers, providing them broadband Internet via SDSL and T1, integrated services over VoDSL, T1 and local voice telephone service.

     In the fourth quarter of 2001, we began to upgrade our network with T1 technology to increase our revenue potential, gross margin and addressable customer base. By leveraging our existing equipment, interconnection agreements with incumbent carriers and network capabilities, we are able to offer fully integrated and channelized voice and data products over a T1 connection, overcoming the DSL loop length limitations. This platform utilizes central office equipment provisioned with T1 line cards that leverage low-cost T1 unbundled network elements leased from incumbent carriers. Our collocation DSL equipment then aggregates Internet traffic to the central office Internet gateway. This delivery mechanism provides guaranteed bandwidth and a data service that is positioned to be a superior offering when compared to the incumbent carriers' DSL service offering.

     By using a T1 service delivery platform, we expect to increase the amount of revenue per customer. In order to serve the largest portion of our target audience, our combined voice and data network allows us to deliver services in several combinations over the most favorable technology: basic phone service on the traditional phone network, SDSL service, integrated T1 voice and data service, or data-only T1 connectivity.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, taxes, network optimization accruals and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Allowance For Doubtful Accounts: We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay for our services. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, current economic trends and changes in our customer payment patterns. If the financial condition of our customers were to deteriorate and impact their ability to make payments, additional allowances may be required.

     Taxes: Management judgement is required to estimate the probable outcomes associated with normal and customary audits of our various tax liabilities including property taxes, franchise taxes and commodity taxes in the jurisdictions in which we operate.

     Network Optimization Accruals: In establishing the accrual for the network optimization costs we made certain assumptions related to the wind down and closure of certain markets and related future severance costs and other exit costs. While we feel the assumptions were appropriate, there can be no assurance that actual costs will not differ from estimates used to establish the restructuring accrual. If actual results differ significantly from the estimates, we may need to adjust our restructuring accrual in the future.

     Disputes With Carriers: Various long distance carriers and incumbent carriers lease loop, transport and network facilities to us. The pricing of such facilities are governed by either a tarriff or an interconnection agreement. These carriers bill us for our use of such facilities. From time to time, the carriers present inaccurate bills to us, which we dispute. As a result of such billing inaccuracies, we record an estimate of our liability based on our measurement of services received.

RESULTS OF OPERATIONS

     Our revenues are generated from sales of communications services consisting primarily of local phone services, data services, long-distance services, switched access billings and non-recurring charges, principally installation charges. Local, long distance and data services are generally provided and billed as a bundled offering under which customers pay a fixed amount for a package of combined local, long distance and data services. As a result, the portion of our revenues attributable to each kind of service is not identifiable and, therefore, we do not record or report these amounts separately. Our revenues consist of:

     - the monthly recurring charge for basic local voice and data services;

     - usage-based charges for local and toll calls in certain markets;

     - charges for services such as call waiting and call forwarding;

     - certain non-recurring charges, such as set-up charges for additional lines for existing customers; and

     - interconnection revenues from switched access charges to long distance carriers.

     Our switched access revenues historically have been subject to uncertainties such as various federal and state regulations and disputes with our long distance carriers. As of December 31, 2000, we reached agreements with those carriers providing over 65% of our switched access traffic. In addition, the FCC in April 2001 adopted new rules that limit the rates we can charge carriers for use of our facilities. Under these rules, which took effect on June 20, 2001, competitive carriers are required to reduce their tariffed interstate access charges to agreed upon contract rates or rates no higher than 2.5 cents per minute. After one year, the rate ceiling will be reduced to 1.8 cents and after two years to 1.2 cents per minute. After three years, all competitive carriers will be required to charge rates no higher than the incumbent telephone company. As a result of our agreements and the reductions in rates dictated by the FCC, we anticipate a continued decrease of switched access revenues as a percent of total revenue. Switched access revenue as a percent of total revenue was 29% in 2001, 39% in 2000 and 35% in 1999.

     Our principal operating expenses consist of cost of operating revenues, selling expenses, general and administrative expenses, and depreciation and amortization expense. Cost of operating revenues consists primarily of access charges, line installation expenses, transport expenses, long distance expenses and lease expenses for our switch sites and our collocation sites.

     Selling expenses consist primarily of salaries, commissions and related personnel costs, marketing costs and facilities costs. General and administrative expenses consist primarily of salaries and related personnel costs, the cost of maintaining the hardware in our network and back office systems, provision for bad debts, professional fees and facilities expenses.

     Depreciation and amortization expense includes depreciation of switching and collocation equipment, business application software as well as general property and equipment and the amortization of goodwill and other intangibles.

     Gross interest expense is primarily attributable to the 13% Senior Notes due 2010 we issued in March 2000 and the 13% Senior Notes due 2004 issued in September 1997.

     Interest income results from the investment of cash and cash equivalents, United States Treasury and other agency securities.

     We have experienced operating losses and generated negative cash flow from operations since inception and expect to continue to generate negative cash flow from operations for the foreseeable future while we continue to grow our existing network and develop our product offerings and customer base. During this period, we expect to incur significant operating losses as many of the fixed costs of providing service in newer markets are incurred before significant revenue can be generated from those markets. In addition, we expect to incur significant costs to build our base of customers in our newer markets. We cannot assure investors that our revenue or customer base will grow or that we will be able to achieve or sustain positive cash flow from operations.

 YEAR ENDED DECEMBER 31, 2001 VS. 2000

     Total operating revenues increased to $195.7 million for the year ended December 31, 2001 as compared to $146.9 million for the year ended December 31, 2000. The 33% increase in revenue was primarily the result of the increase in the lines in service. Total lines in service increased 37% from 285,130 at December 31, 2000 to 391,373 at December 31, 2001. Our number of switched access revenues decreased $1.3 million or 2% from the year ended December 31, 2000. This decrease in switched access revenues was primarily a result of the reduction in rates we negotiated with our major carriers. We expect switched access revenue to continue to decline as a percentage of total revenue.

     Cost of operating revenues for the year ended December 31, 2001 was $158.7 million as compared to $119.8 million for the year ended December 31, 2000. The 32% increase is due to the increased number of lines in service, the cost to install the increased number of lines and operational expenses associated with the backbone of our network.

     For the year ended December 31, 2001, selling expenses totaled $62.4 million, a 4% increase over the $59.8 million for the year ended December 31, 2000. The increase is primarily a result of increased costs attributable to an increased sales force and related sales support personnel. Direct sales personnel increased from 279 as of December 31, 2000 to 458 as of December 31, 2001.

     For the year ended December 31, 2001, general and administrative expenses totaled $129.9 million, a 7% increase from $121.2 million for the year ended December 31, 2000. The increase is primarily a result of costs attributable to administrative personnel and facilities expenses necessary to support our expanded network operations and customer base, offset in part by recent market reductions and cost savings initiatives.

     For the year ended December 31, 2001, we recorded $3.1 million in stock-based compensation compared to $3.3 million recorded in 2000. This expense relates to in-the-money stock options granted in 1999, 2000, and 2001. Due to the September 2000 and September 2001 re-pricing of stock options, we are now subject to variable plan accounting. We recognized $0.1 million in stock-based compensation expense for the options exchanged in September 2001 as the market price of our common stock at December 31, 2001 was above the current exercise prices. We have not recognized compensation expense for the options re-priced in September 2000 as the market price of the common stock at December 31, 2001 was below the exercise prices. However, we are unable to predict the expense that may be recognized in future periods as this amount is subject to fluctuations of the market price of our stock.

     During third quarter 2000, we announced a plan to eliminate 339 collocations and delay our expansion into 12 Northeast and Northwest markets. We recorded a network optimization charge of $12.0 million that represents estimated amounts paid or to be paid to incumbent local exchange carriers for collocation sites for which we have decided to discontinue entrance.

     During February 2001, we announced the cancellation of our plans to enter those markets and the related elimination of an additional 351 collocations. We recorded a network optimization charge of $24.0 million in the first quarter of 2001 associated with the investment we made in switch sites and collocations for these markets.

     During May 2001, we announced plans to close down operations in twelve of the markets we had recently opened, representing more than 180 collocations. We exited those markets over the period from June to September 2001 and recognized a network optimization charge of $209.1 million in the second quarter of 2001. Included in the charge is $126.8 million for the goodwill and customer base associated with the Primary Network business, which was eliminated as a result of the market closings, $65.1 million for property including collocations and switch sites, and $17.2 million for other costs associated with exiting these markets. This charge is reflected as a network optimization cost in the Consolidated Financial Statements.

     With respect to the network optimization charges, the total actual charges will be based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from any subsequent subleases, our ability to sell or re-deploy network equipment for growth in our existing network and other factors.

     For the year ended December 31, 2001, depreciation and amortization was $76.1 million as compared to $51.0 million for the year ended December 31, 2000. This increase is a result of placing additional assets in service in accordance with the planned build-out of our network.

     Gross interest expense for fiscal 2001 totaled $63.8 million, as compared to $56.6 million for fiscal 2000. Interest capitalized for the year ended December 31, 2001 decreased to $4.9 million as compared to $10.7 million for the year ended December 31, 2000. The decrease in interest capitalized is due to the decrease in switching equipment under construction as our network expansion has slowed. Gross interest expense is primarily attributable to the 13% Senior Notes due 2010 we issued in March 2000 and the 13% Senior Notes due 2004 issued in September 1997.

     Interest income was $20.8 million during the year ended December 31, 2001 compared to $41.5 million for the year ended December 31, 2000. The 50% decrease is a result of decreases in cash and investments during 2001. Cash and investments have been used to purchase switching equipment, pay interest on the senior secured notes and fund operating losses.

     We incurred net losses before extraordinary items of $500.1 million and $224.6 million for the years ended December 31, 2001 and 2000, respectively.

     For the year ended December 31, 2001, we incurred an extraordinary gain on the early retirement of debt of $32.3 million. This was attributable to a series of exchanges of our long-term debt as further described in Note 4 of the accompanying consolidated financial statements.

     For the year ended December 31, 2001, we recognized preferred stock dividends of $21.8 million paid in shares of our common stock to holders of our Series D convertible preferred stock, which included $6.6 million related to the inducement feature included in the conversion of preferred stock to common stock.

     Effective June 30, 2000, we acquired Primary Network, a provider of data-centric communications services to business and residential customers in the Midwest. From July 1, 2000, the results of Primary Network's operations are included in our consolidated financial statements. However, as of December 31, 2001, we had effectively eliminated all operations related to the Primary Network acquisition.

  YEAR ENDED DECEMBER 31, 2000 VS.  1999

     Total operating revenues increased to $146.9 million for the year ended December 31, 2000 as compared to $55.1 million for the year ended December 31, 1999. The 167% increase was primarily the result of the increase in the number of lines in service. Total lines in service increased 100% from 142,664 at December 31, 1999 to 285,130 at December 31, 2000. Our switched access revenues, which represented 39% of our total operating revenues for the year ended December 31, 2000, increased $38.1 million or 194% from the year ended December 31, 1999.

     Cost of operating revenues for the year ended December 31, 2000 was $119.8 million as compared to $42.1 million for the year ended December 31, 1999. The 185% increase is due to the increased number of lines in service and installation and operational expenses associated with the expansion of our network.

     For the year ended December 31, 2000, selling expenses totaled $59.8 million, a 441% increase over the $11.1 million for the year ended December 31, 1999. The increase is primarily a result of increased costs attributable to our expanded geographic footprint and increased sales force and related sales support personnel.

     For the year ended December 31, 2000, general and administrative expenses totaled $121.2 million, a 191% increase over the $41.7 million for the year ended December 31, 1999. The increase is primarily a result of costs attributable to administrative personnel and facilities expenses necessary to support our continued network expansion.

     For the year ended December 31, 2000, we recorded $3.3 million in stock-based compensation compared to $0.7 million recorded in 1999. This expense relates to in-the-money stock options granted in 1999 and 2000. Due to the September 2000 re-pricing of stock options discussed in Note 6 of the accompanying consolidated financial statements, we are now subject to variable plan accounting which did not result in any expense recognition in 2000 due to our stock price at year end. However, we are unable to predict the expense that may be recognized in future periods as this amount is subject to fluctuations of the market price of our stock.

     During third quarter 2000, we announced a plan to eliminate 339 collocations and delay our expansion into 12 Northeast and Northwest markets. We recorded a network optimization charge of $12.0 million that represents estimated amounts paid or to be paid to incumbent local exchange carriers for collocation sites for which we have decided to discontinue entrance.

     With respect to the network optimization charge, the total actual charge will be based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from any subsequent subleases, our ability to sell or re-deploy network equipment for growth in our existing network and other factors.

     For the year ended December 31, 2000, depreciation and amortization was $51.0 million as compared to $18.9 million for the year ended December 31, 1999. This increase is a result of placing additional assets in service in accordance with the planned build-out of our network.

     Gross interest expense for fiscal 2000 totaled $56.6 million, as compared to $22.3 million for fiscal 1999. Interest capitalized for the year ended December 31, 2000 increased to $10.7 million as compared to $4.0 million for the year ended December 31, 1999. The increase in interest capitalized is due to the increase in switching equipment under construction. Gross interest expense is primarily attributable to the 13% Senior Notes due 2010 we issued in March 2000 and the 13% Senior Notes due 2004 issued in September 1997.

     Interest income was $41.5 million during the year ended December 31, 2000 compared to $7.7 million for the year ended December 31, 1999. The 438% increase is a result of increases in cash and investments during certain periods of 2000. Cash and investments have been used to purchase switching equipment, pay interest on the senior secured notes and fund operating losses.

     We incurred net losses before extraordinary items of $224.6 million and $69.8 million for the years ended December 31, 2000 and 1999, respectively.

     For the year ended December 31, 2000, we incurred an extraordinary loss on the early retirement of debt of $20.1 million. This was attributable to a series of exchanges of our long-term debt as further described in Note 4 of the accompanying consolidated financial statements.

     For the year ended December 31, 2000, we recognized preferred stock dividends of $16.9 million paid in shares of our common stock to holders of our Series D convertible preferred stock. We also recognized $6.8 million of accretion to redemption value related to the Series B and Series C convertible preferred stock.

     Effective June 30, 2000, we acquired Primary Network, a provider of data-centric communications services to business and residential customers in the Midwest. From July 1, 2000, the results of Primary Network's operations are included in our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Assuming that we are successful in our recapitalization plan, we expect that our available cash will be adequate to fund our operating losses and planned capital expenditures, as currently projected, through the end of 2002. We currently project we will require additional financing at that time. As of December 31, 2001, we had $170.3 million in cash and investments available for sale and this will be our near-term source of liquidity. We have been generating from revenues only a portion of the cash necessary to fund our operations. We have incurred a loss in each year since inception, and we expect to incur substantial losses for the near future. We have taken the first steps in our financial restructuring.

     We and our subsidiaries, Mpower Communications Corp. and Mpower Lease Corporation, intend to implement our proposed recapitalization plan by commencing a voluntary, pre-negotiated Chapter 11 proceeding no later than April 30, 2002. This Chapter 11 proceeding may also include other subsidiaries. We cannot predict whether or not we will be able to emerge from our Chapter 11 proceeding.

     We are actively working with our financial advisor Rothschild Inc. to explore a number of alternatives to improve our funding position, including one or a combination of the following: bank financing, vendor financing, private equity investments and cost management initiatives. Without additional capital we anticipate major changes to our 27 market plan. We cannot assure investors that we will be successful in obtaining additional debt or equity financing or in obtaining a bank facility on terms acceptable to us, or at all, or that our estimate of additional funds required is accurate.

     Our operations require substantial capital investment for the purchase of equipment and the development and maintenance of our network. Cash outlays for capital expenditures were $86.4 million, $286.9 million and $83.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. We expect we will continue to require substantial amounts of capital to acquire customers, fund our operating losses, augment our network in our existing markets and develop new products and services.

     Developing and maintaining our network and business has required and will continue to require us to incur capital expenditures primarily consisting of the costs of purchasing switching and associated equipment. As part of our network growth strategy, we purchased and installed host switches to support each of our markets while leasing the means of transporting voice and data traffic from these switches to our customers' telephones or other equipment.

     The substantial capital investment required to initiate services and fund our operations has exceeded our operating cash flow. This negative cash flow from operations results from the need to establish our network and sales and support functions in anticipation of connecting revenue-generating customers. We expect to continue recording negative cash flow from operations until we generate adequate revenue to cover the fixed cost of the network. We cannot assure you we will attain break-even cash flow from operations in subsequent periods, nor that we have the funding to scale the business to operating cash flow positive.

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

     - our ability to re-deploy assets held for future use

     As such, actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements.

     Beginning in January 2001, we entered into privately negotiated conversions of our Series D Preferred Stock into shares of our common stock. As of December 2001, we had converted 1,126,612 Series D preferred shares into 2,199,831 common shares, primarily resulting from these agreements.

     During June 2001, we repurchased $48.9 million in face value of our 2010 Senior Notes for $15.5 million, which was inclusive of $1.4 million of interest payments, in the open market. We recognized a gain of $32.3 million as a result of this repurchase, which has been reflected as an extraordinary item in the Consolidated Statement of Operations.

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

CASH FLOW DISCUSSION

     In summary our cash flows were:

                                                                 2001
                                                               ---------
(IN THOUSANDS)
Net Cash Used in Operating Activities.......................   $(219,205)
Net Cash Provided by Investing Activities...................     240,520
Net Cash Used in Financing Activities.......................     (22,616)

     Cash, Cash Equivalents And Investments Available For Sale: We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years with the intent to make such funds readily available for operating purposes. At December 31, 2001, cash, cash equivalents and investments available-for-sale were $170.3 million. Restricted cash amounted to $12.6 million as of December 31, 2001. The restricted cash balance as of December 31, 2001 primarily represents a commitment we made in September 2001, to pay up to $4.5 million during the period through December 31, 2002 for employee retention and incentive compensation bonuses, subject to the terms of the agreements. In addition, we committed to pay up to $7.5 million in severance payments to certain employees in the event they are terminated involuntarily, without cause or voluntarily, with good cause. As of November 2001, we established a trust, which was funded at a level sufficient to cover the maximum commitment for retention, incentive compensation and severance payments.

     Operating Activities: We used $219.2 million in cash for operations for the year ended December 31, 2001. The use of cash in 2001 was primarily the result of operating expenses due to salary and related employee expenses, and costs of information technology, facilities, marketing and professional services related to the on-going operation of our business. These operating expenses and associated use of cash were partially offset by revenue and gross profits, which generated cash.

     Investing Activities: For the year ended December 31, 2001, we were provided with $240.5 million in cash from investing activities. The cash provided in 2001 primarily represents sale of investments available-for-sale to fund our operating losses and capital requirements.

     Financing Activities: For the year ended December 31, 2001, we used $22.6 million of cash for financing activities. The cash used in 2001 represents primarily the repurchase of Senior Notes and continued payments on capital lease obligations.

     We anticipate a significant reduction in capital expenditures for 2002 as we have completed the footprint build-out of our network in the markets in which we operate. To conserve cash we have also decided to delay any further upgrade and augmentation of our operational support systems. Once we have attracted new capital into the business, we will revisit this decision. We will continue to rely on our existing operational support systems. We cannot assure the investor that these systems will be adequate to support the continued scaling of our business.

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

TRENDS/UNCERTAINTIES THAT MAY AFFECT THE BUSINESS

     The sector in which our business operates has had many changes over the past 18 months. As a result of the downturn of the economy and the dramatic shrinking of the technology sector many of our competitors have discontinued doing business or have restructured in order to be able to continue to operate. As a result of the downturn, competitive carriers may face over-expansion, large amounts of debt and uncertain economic and regulatory conditions.

     On September 26, 2001 we announced that due to revenue trends resulting from the further deterioration in the overall U.S. economy and continuing weakness in the telecom market, we were no longer able to affirm that our business plan was fully funded. In spite of these conditions, there exists continued growing demand for competitive telecommunications services as well as high-speed data services. We expect that with the reduction in the number of competitors our position in the marketplace will improve.

     We scaled back the markets we serve from early to mid 2001, to focus our resources on the markets we expect to be the most profitable. Most recently, on February 25, 2002, we announced we were ceasing operations in Charlotte, North Carolina, where we were serving approximately 500 customers. We do not currently have any plans to close any additional markets. No assurance can be given that future operating results will improve after these closings, or that these closings will not negatively affect our operations. Further, there can be no assurance that additional market closings will not be required in the future.

     Various long distance carriers and incumbent carriers lease loop, transport and network facilities to us. The pricing of such facilities are governed by either a tarriff or an interconnection agreement. These carriers bill us for our use of such facilities. From time to time, the carriers present inaccurate bills to us, which we dispute. As a result of such billing inaccurracies, we record an estimate of our liability based on our measurement of services received. We cannot assure you that our estimates will be upheld as any disputes are resolved.

     On confirmation of a plan of reorganization, we may be required to implement fresh start accounting in accordance with Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Our plan of reorganization along with fresh start accounting could materially change the amounts currently recorded in the consolidated financial statements. Fresh start accounting creates a new reporting entity and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. If fresh start accounting is required, a revaluation of our assets to reflect current values would be made. The accompanying consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of resolving the bankruptcy.

     Several key legal, regulatory and economic factors may affect our business over the next 12-15 months.

     On December 12, 2001, the FCC initiated a review of the current regulatory requirements for incumbent carriers' broadband telecommunications services. Incumbent carriers are generally treated as dominant carriers, and hence are subject to certain regulatory requirements, such as tariff filings and pricing requirements. In this proceeding, the FCC seeks to determine what regulatory safeguards and carrier obligations, if any, should apply when a carrier that is dominant in the provision of traditional local exchange and exchange access services provides broadband service. A decision by the FCC to exempt the incumbent carriers' broadband services from traditional regulation could have a significant adverse competitive impact. We cannot reasonably predict the ultimate outcome of this proceeding.

     In several orders adopted in recent years, the FCC has made major changes in the structure of the access charges incumbent carriers impose for the use of their facilities to originate or complete interstate and international calls. Under the FCC's plan, per-minute access charges have been significantly reduced, and replaced in part with higher monthly fees to end-users and in part with a new interstate universal service support system. Under this plan, the largest incumbent carriers are required to reduce their average access charge to $.0055 per minute over a period of time, and some of these carriers have already reduced the target level.

     In August 1999, the FCC adopted an order providing additional pricing flexibility to incumbent carriers subject to price cap regulation in their provision of interstate access services, particularly special access and dedicated transport. The FCC eliminated rate scrutiny for "new services" and permitted incumbent carriers to establish additional geographic zones within a market that would have separate rates. Additional and more substantial pricing flexibility will be given to incumbent carriers as specified levels of competition in a market are reached through the collocation of competitive carriers and their use of competitive transport. This flexibility includes, among other items, customer specific pricing, volume and term discounts for some services and streamlined tariffing. As part of the same August 1999 order, the FCC initiated another proceeding to consider additional pricing flexibility proposals for incumbent carriers. We cannot predict the outcome of this proceeding, which may have an unfavorable effect on our business.

     Under the Telecommunications Act, competitive local exchange carriers are entitled to receive reciprocal compensation from other telephone companies for delivering traffic to their customers. A dispute has existed for several years on whether this compensation applies to calls bound for Internet service provider clients of the competitive local exchange carriers. Most states have required telephone companies to pay this compensation to competitive local exchange carriers. In April 2001, however, the FCC adopted new rules limiting the right of competitive local exchange carriers to collect compensation on calls that terminate to Internet service providers, and preempting inconsistent state rules. Under the new rules, which took effect on June 14, 2001, the amount of compensation payable on calls to Internet service providers was limited to $.0015 per minute for the first six months after the rules took effect, $.0010 per minute for the next eighteen months, and $.0007 per minute thereafter. In addition, the overall amount of compensation payable in each state is limited based upon the number of minutes of Internet traffic terminated in the first quarter of 2001. The FCC rules permit carriers to continue collecting the existing higher rates on calls that terminate to customers who are not Internet service providers. Any traffic exchanged between carriers that exceeds a three to one ratio of terminating to originating minutes is presumed to be Internet calls, although either carrier may attempt to rebut this presumption and claim a different level of Internet traffic.

     Internet service providers may be among our potential customers and these new reciprocal compensation rules could limit our ability to service this group of customers profitably. While some competitive carriers target Internet service providers in order to generate additional revenues from reciprocal compensation charges, at the present time we do not focus our marketing efforts on Internet service providers. Therefore, these rules will have a minimal impact on us.

     On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy program. This order established new subsidies for telecommunications and information services provided to qualifying schools, libraries and rural health providers. The FCC also expanded federal subsidies for local dial-tone services provided to low-income consumers. Providers of interstate telecommunications service, including us, must contribute to these subsidies. In later years, the FCC created additional subsidies that primarily benefit incumbent telephone companies. On a quarterly basis, the FCC announces the contribution factor proposed for the next quarter. For the first quarter of the year 2002, the contribution factor is 0.068086 of a provider's interstate and international revenue for the third quarter of 2001. We intend to recover our share of these costs through charges assessed directly to our customers and participation in federally subsidized programs. The FCC is considering proposals to change the way contributions are assessed, but we cannot predict when or whether the FCC will act on these proposals.

     In 1994, Congress passed the Communications Assistance for Law Enforcement Act ("CALEA") to ensure that law enforcement agencies would be able to conduct properly authorized electronic surveillance of digital and wireless telecommunications services CALEA requires telecommunications carriers to modify their equipment, facilities and services to ensure that they are able to comply with authorized electronic surveillance requests. For circuit-switched facilities, carriers such as us were required to comply with CALEA by November 19, 2001. As a result of litigation, the FCC extended the deadline for carriers to implement the Department of Justice / Federal Bureau of Investigation "punch list" capabilities until June 30, 2002. The FCC is expected to begin a proceeding in the next few months to determine which of the six "punch-list" capabilities carriers must implement.

TABLE OF FUTURE COMMITMENTS

                                                                               2005 AND
CONTRACTUAL OBLIGATIONS:                          2002      2003      2004      BEYOND
------------------------                         -------   -------   -------   --------
                                                             (IN THOUSANDS)
Capital lease obligations......................  $ 7,211   $ 1,783   $   371   $    --
Operating lease obligations....................   13,779    13,001    12,804    36,369
Circuit lease obligations......................    8,900     4,610     2,700       440
                                                 -------   -------   -------   -------
Total..........................................  $29,890   $19,394   $15,875   $36,809
                                                 =======   =======   =======   =======

     Approximately $4.6 million of the operating lease payments and circuit lease payments due were accrued as part of our network optimizaton charges recorded September 2000, March 2001 and June 2001. We believe that we possess sufficient liquidity and capital resources to fund these obligations through the end of 2002. We will require additional funds to continue to pay these obligations beyond the end of 2002. There can be no assurances that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorable to us. We are currently working with our landlords and vendors to reduce these future commitments through negotiated settlements.

FORWARD LOOKING STATEMENTS

     Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that certain statements contained in this Report regarding our and/or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We wish to caution the reader these forward-looking statements are not historical facts and are only estimates or predictions. Actual results may differ materially from those projected as a result of risks and uncertainties including, but not limited to, our ability to implement our recapitalization plan, projections of future sales, market acceptance of our product offerings, our ability to secure adequate financing or equity capital to fund our operations and network expansion, our ability to manage rapid growth and maintain a high level of customer service, the performance of our network and equipment, the cooperation of incumbent local exchange carriers in provisioning lines and interconnecting our equipment, regulatory approval processes, changes in technology, price competition and other market conditions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our Senior Notes bear fixed interest rates. However, the fair market value of this debt is sensitive to changes in prevailing interest rates. We run the risk that market rates will decline and the required payments will exceed those based on the current market rate. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. Based upon quoted market prices, the fair value of our Senior Notes outstanding is approximately $73.5 million at December 31, 2001 as compared to a carrying value of $420.8 million. A hypothetical 1% decrease in interest rates would increase the fair value of our long-term debt by $1.0 million.

     The remainder of our long-term debt consists primarily of variable rate debt with carrying amounts that approximate their fair values.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and directors, and their respective ages as of March 22, 2002, are as follows:

NAME                                   AGE                       POSITION
----                                   ---                       --------
Rolla P. Huff........................  45     Chief Executive Officer and Chairman of the
                                              Board
S. Gregory Clevenger.................  38     Executive Vice President -- Chief Strategic
                                              and Planning Officer and Director
Michael R. Daley.....................  40     Executive Vice President and Chief Financial
                                              Officer
Michael J. Tschiderer................  42     Vice President of Finance and Controller
Joseph M. Wetzel.....................  46     President, Chief Operating Officer and
                                              Director
Russell I. Zuckerman.................  54     Senior Vice President, General Counsel and
                                              Secretary

     Rolla P. Huff currently serves as our chief executive officer and chairman of our board of directors. Mr. Huff was elected as our chief executive officer and president and as a member of our board of directors and served in that role from November 1999 through July 2001. From March 1999 to September 1999, Mr. Huff served as president and chief operating officer of Frontier Corporation and served as executive vice president and chief financial officer of that corporation from May 1998 to March 1999. From July 1997 to May 1998, Mr. Huff was president of AT&T Wireless for the Central U.S. region and Mr. Huff served as senior vice president and chief financial officer of that company from March 1995 to July 1997. From July 1994 to March 1995, Mr. Huff was financial vice president of mergers and acquisitions for AT&T.

     S. Gregory Clevenger joined our company as senior vice president -- corporate development in January 2000 and has since September 2000 served as our executive vice president -- chief strategic and planning officer. He was elected to our board of directors on March 22, 2002. From March 1997 to December 1999, Mr. Clevenger was vice president of investment banking at Goldman, Sachs & Co. in the communications, media and entertainment group in Singapore and New York. From September 1992 to March 1997, Mr. Clevenger was an associate and vice president in the investment banking division of Morgan Stanley & Co. Incorporated in New York, Hong Kong and Singapore in a variety of groups including the global telecommunications group and the global project finance and leasing group.

     Michael R. Daley has served as our executive vice president and chief financial officer since November 1999. From November 1998 to November 1999, Mr. Daley served as executive vice president and chief financial officer of Concentrix Corporation. From 1984 through ACC Corp.'s merger with Teleport Communications Group, Inc. in 1998, Mr. Daley served in various capacities at ACC Corp., including as executive vice president and chief financial officer from March 1994 to October 1998 with responsibilities including operations support, investor relations, human resources, legal, mergers and acquisitions and business development.

     Michael J. Tschiderer joined our company in May, 2000 and has served as our vice president and controller since March, 2001. He served as vice president, finance and administration from May 2000 to March 2001. Before joining us, Mr. Tschiderer had been a partner in the accounting firm of Bonadio & Co. in Rochester, New York from September 1995 to April 2000. Mr. Tschiderer was responsible for the management consulting division at Bonadio & Co. From 1989 to 1995, Mr. Tschiderer owned various small businesses in the Rochester, NY area. He is certified public accountant in New York.

     Joseph M. Wetzel currently serves as our president and chief operating officer. Mr. Wetzel joined our company as president of operations in August 2000, and served that role from August 2000 through July 2001. He was elected to our board of directors on March 1, 2002. From 1997 to 2000, Mr. Wetzel was vice president of technology with MediaOne Group and from 1993 to 1997 was vice president of technology with MediaOne's multimedia group. From 1986 to 1993, Mr. Wetzel served in numerous positions with US West Advanced Technologies including senior director, technical management and program management.

     Russell I. Zuckerman joined our company in January 2000 as Director of National Legal Affairs and has served as our Secretary since April 2000. Since December 2000, he has served as senior vice president, General Counsel and Secretary. Before joining us, he had been in private practice since 1973 with Underberg & Kessler, LLP, a Rochester, New York firm. Mr. Zuckerman had served as managing partner and chairman of the litigation department at Underberg & Kessler, and specialized in all aspects of litigation, including commercial, banking and employment.

     A number of our directors (Maurice J. Gallagher, Jr., Timothy P. Flynn, David Kronfeld, Mark Masiello, Richard Miller, Thomas Neustaetter and Mark Pelson) have resigned during the period from June 13, 2001 until March 22, 2002. Messrs. Clevenger and Wetzel were recently elected as directors to fill two of the vacancies created by these resignations. The holders of our Series C Preferred Stock have the right to designate up to two members of our board of directors, but are not represented on our board at this time.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows, for the fiscal years ended December 31, 2001, 2000 and 1999, the cash compensation paid by us, as well as certain other compensation paid or accrued for such year, for our chief executive officer and the four most highly compensated executive officers other than the chief executive officer employed by us as of December 31, 2001, and one other former officer who was among the four most highly compensated officers for 2001. This table also indicates the principal capacities in which they served during 2001.

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION               LONG TERM
                                      ---------------------------------------   COMPENSATION     ALL OTHER
                                                               OTHER ANNUAL        AWARDS       COMPENSATION
NAME AND PRINCIPAL POSITION    YEAR   SALARY($)   BONUS($)    COMPENSATION($)   OPTIONS(#)(1)       ($)
---------------------------    ----   ---------   ---------   ---------------   -------------   ------------
Rolla P. Huff................  2001    500,000      136,300       50,771           956,250(8)          --
  Chief executive              2000    500,000           --       67,150           675,000(5)          --
  officer and director(2)      1999     77,923    1,000,000           --           600,000(5)          --
Joseph M. Wetzel.............  2001    250,000      125,000       38,716           206,250(8)          --
  President and
  Chief-Operating              2000     77,884      300,000           --           275,000(5)          --
  Officer(3)
Michael R. Daley.............  2001    225,000       61,013        2,843           281,250(8)          --
  Executive vice president
  and                          2000    225,000           --           --            75,000(5)          --
  chief financial officer(4)   1999     17,308           --           --           300,000(5)          --
S. Gregory Clevenger.........  2001    200,000       60,077           --           178,125(8)          --
  Executive vice president --  2000    182,692      105,000           --            50,000(5)      66,092
  Chief Strategic and
  planning
  officer(6)                   1999         --           --           --           187,500(5)          --
Russell I. Zuckerman.........  2001    178,942       15,000           --            75,000(8)          --
  Senior vice president --     2000     97,528       15,000           --            52,000(5)          --
  General counsel and
  Secretary..................  1999         --           --           --            48,000(5)          --
Paul D. Celuch...............  2001    188,925       30,000           --                --             --
  President -- sales(7)......  2000    108,654           --           --           112,500             --

---------------

(1) All stock options have been adjusted to reflect the 3-for-2 stock split on August 28, 2000.

(2) Mr. Huff commenced employment with us in November 1999, and therefore, the salary shown for him for 1999 is for the period from November 1999 through December 1999. Mr. Huff received a signing bonus in 1999 in the amount indicated in the above table upon his employment with us. Mr. Huff's other annual compensation includes various perquisites received by him.

(3) Mr. Wetzel commenced employment with us in August 2000, and therefore, the salary shown for him for 2000 is for the period from August 2000 through December 2000. Mr. Wetzel's other annual compensation includes various perquisites received by him.

(4) Mr. Daley commenced employment with us in November 1999, and therefore, the salary shown for him for 1999 is for the period from November 1999 through December 1999. Mr. Daley's other annual compensation includes various perquisites received by him.

(5) These options were repriced in September 2001.

(6) The other compensation received by Mr. Clevenger represents moving expense reimbursements.

(7) As of July 2001, Mr. Celuch was no longer employed by us. As of December 31, 2001 all options have been cancelled/forfeited.

(8) The options granted in 2001 replace all previously granted options and are the only remaining options outstanding as of December 31, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Since May 12, 2000, the compensation committee has consisted of Timothy P. Flynn, David Kronfeld and Mark Pelson. On December 1, 2001, Mr. Pelson resigned from our Board of Directors. On December 31, 2001, Mr. Flynn resigned from our Board of Directors. On March 22, 2002, Mr. Kronfeld resigned from our

Board of Directors. To date, none of these individuals have been replaced on the compensation committee. None of the members of the compensation committee had been officers or employees of our company.

EMPLOYMENT AGREEMENTS

     Rolla P. Huff. Our employment agreement with Mr. Huff provides for a base salary of $500,000 per year and an annual bonus of up to 100% of his base salary based on our achievement of certain annual targets to be established by the board of directors in conjunction with our annual operating budget or in the discretion of the board of directors. Mr. Huff is required to devote his full time and efforts to the business of our company during the term of his employment agreement which expires in October 2002. Mr. Huff's employment may be terminated by either us or Mr. Huff at any time. Mr. Huff has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. In the event Mr. Huff's employment shall cease within one year after a change of control or he is terminated without cause or resigns for good reason, Mr. Huff will be entitled to severance pay equal to two times the salary and bonus paid to him during the previous 12 months with payments to be made over the 24 month period following his termination of employment.

     In connection with Mr. Huff's employment with us, we sold to Mr. Huff 225,000 shares of common stock at its value at that time ($19.21 per share, adjusted for the stock split on August 28, 2000). The purchase price was payable by a non-recourse promissory note secured by the shares purchased. In August 2001, Mr. Huff's employment agreement was amended. The amended agreement rescinded the sale of 225,000 shares to Mr. Huff. Pursuant to the amended agreement, Mr. Huff has returned the note shares to us for cancellation. We have delivered the note to Mr. Huff for cancellation. The cancellation of the note and accrued interest has been recognized in the Consolidated Balance Sheet as a reduction to additional paid-in capital and notes receivable from stockholders for issuance of common stock.

     The terms of the employment agreement also provided a $1.0 million signing bonus to Mr. Huff, which was subject to repayment if Mr. Huff's employment was terminated before three years of employment under certain circumstances. Pursuant to the terms of the amended employment agreement, we agreed that the signing bonus shall become immediately fully vested such that Mr. Huff would not be required to repay the bonus or any portion thereof. Upon acceptance of the amended employment agreement, we recognized the remaining unamortized portion of the signing bonus as a component of general and administrative expenses within the Consolidated Statement of Operations.

     Michael R. Daley. Our employment agreement with Mr. Daley provides for a base salary of $225,000 per year and an annual bonus of up to 75% of his base salary based on our achievement of certain annual targets to be established by the Board of Directors in conjunction with our annual operating budget. Mr. Daley's employment may be terminated by either us or Mr. Daley at any time. Mr. Daley has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. In the event Mr. Daley's employment shall cease within one (1) year after a change of control or he is terminated without casue or he resigns for good reason, Mr. Daley will be entitled to severance pay equal to two times the salary and bonus paid to him during the previous 12 months with payments to be made over the 24 month period following his termination of employment.

     Joseph M. Wetzel. Our employment agreement with Mr. Wetzel provides for a base salary of $250,000 per year and an annual bonus of up to 75% of his base salary based upon achieving established corporate, functional and individual goals. For the year 2000, Mr. Wetzel was guaranteed a bonus of $100,000, which was paid in 2001. Mr. Wetzel also received a $300,000 signing bonus at the time he began employment. The signing bonus vests equally over three years. If Mr. Wetzel voluntarily terminates his employment or we terminate him for cause prior to full vesting, he will be required to repay the unvested amount. Mr. Wetzel's employment may be terminated by either us or Mr. Wetzel at any time. If Mr. Wetzel's employment is terminated by us without cause or due to a change of control or there is a material change in Mr. Wetzel's responsibilities after a change in control, Mr. Wetzel will receive severance pay of 24 months base salary.

     S. Gregory Clevenger. Our employment agreement with Mr. Clevenger provides for: (1) a retention bonus equal to 50% of base salary as of October 1, 2001,
 1/3 to be paid on June 30, 2002 and 2/3 to be paid on

December 31, 2002; (2) a guaranteed annual incentive bonus equal to 50% of his 2001 targeted annual incentive bonus under our 2001 Management Incentive Program, which was paid in January 2002; and (3) a severance benefit of one times base salary as of October 1, 2001, to be paid over 12 months if terminated by us without cause or voluntarily for good reason. Mr. Clevenger has agreed not to participate in a competitive business during the period in which he receives the severance benefit.

     Russell I. Zuckerman. Our employment agreement with Mr. Zuckerman provides for: (1) a retention bonus equal to 50% of base salary as of October 1, 2001,
 1/3 to be paid on June 30, 2002 and 2/3 to be paid on December 31, 2002; (2) a guaranteed annual incentive bonus equal to 50% of his 2001 targeted annual incentive bonus under our 2001 Management Incentive Program, which was paid in January 2002; and (3) a severance benefit of one times base salary as of October 1, 2001, to be paid over 12 months if terminated by us without cause or voluntarily for good reason. Mr. Zuckerman has agreed not to participate in a competitive business during the period in which he receives the severance benefit.

     Michael J. Tschiderer. Our employment agreement with Mr. Tschiderer provides for: (1) a retention bonus equal to 30% of base salary as of October 1, 2001, 1/3 to be paid on June 30, 2002 and 2/3 to be paid on December 31, 2002;
(2) a guaranteed annual incentive bonus equal to 50% of his 2001 targeted annual incentive bonus under our 2001 Management Incentive Program, which was paid in January 2002; and (3) a severance benefit of one times base salary as of October 1, 2001, to be paid over 12 months if terminated by us without cause or voluntarily for good reason. Mr. Tschiderer has agreed not to participate in a competitive business during the period in which he receives the severance benefit.

OPTION GRANTS IN LAST FISCAL YEAR

     The table below sets forth information regarding all stock options granted in the 2001 fiscal year under our Stock Option Plan to those executive officers named in the Compensation Table above.

                                                                                                           POTENTIAL REALIZED
                                                        % OF TOTAL                                              VALUE AT
                                           NUMBER OF     OPTIONS                  MARKET                  ASSUMED ANNUAL RATES
                                           SECURITIES   GRANTED TO               PRICE OR                    OF STOCK PRICE
                                           UNDERLYING   EMPLOYEES               FAIR VALUE                   APPRECIATION(1)
                                            OPTIONS     IN FISCAL    EXERCISE   ON DATE OF   EXPIRATION   ---------------------
                                            GRANTED        YEAR       PRICE       GRANT         DATE         5%          10%
                                           ----------   ----------   --------   ----------   ----------   ---------   ---------
Rolla P. Huff............................   956,250        16.5%      $0.22       $0.22       09/27/11    $132,304    $335,284
Joseph M. Wetzel.........................   206,250         3.6%      $0.22       $0.22       09/27/11    $ 28,536    $ 72,316
Michael R. Daley.........................   281,250         4.8%      $0.22       $0.22       09/27/11    $ 38,913    $ 98,613
S. Gregory Clevenger.....................   178,125         3.1%      $0.22       $0.22       09/27/11    $ 24,645    $ 62,455
Russell I. Zuckerman.....................    75,000         1.3%      $0.22       $0.22       09/27/11    $ 10,377    $ 26,297
Paul D. Celuch...........................        --         0.0%      $  --       $  --             --    $     --    $     --

---------------

(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of our common stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The following table shows aggregate exercises of options during 2001 and the values of options held as of December 31, 2001 by those executive officers named in the Compensation Table above.

                                                                                     VALUE OF UNEXERCISED
                                                                    NUMBER OF            IN-THE-MONEY
                                       NUMBER OF               UNEXERCISED OPTIONS         OPTIONS
                                        SHARES                  DECEMBER 31, 2001    DECEMBER 31, 2001(1)
                                      ACQUIRED ON    VALUE       EXERCISABLE(E)/       EXERCISABLE(E)/
                                       EXERCISE     REALIZED    UNEXERCISABLE(U)       UNEXERCISABLE(U)
                                      -----------   --------   -------------------   --------------------
Rolla P. Huff.......................       --            --         956,250U              $219,938U
Joseph M. Wetzel....................       --            --         206,250U              $ 47,438U
Michael R. Daley....................       --            --         281,250U              $ 64,688U
S. Gregory Clevenger................       --            --         178,125U              $ 40,969U
Russell I. Zuckerman................       --            --          75,000U              $ 17,250U
Paul D. Celuch(2)...................       --            --             None                   None

---------------

(1) Amounts shown are based upon the closing sale price for our common stock on December 31, 2001, which was $0.45 per share.

(2) As of July 2001, Mr. Celuch is no longer employed by us.

TEN-YEAR OPTION REPRICINGS

     In September 2001, following a continued drop in the price of our common stock, our compensation committee became concerned with the effect of the price drop on employees holding stock options with higher, and in several cases, significantly higher exercise prices. After carefully reviewing the matter, the compensation committee recommended to the Board of Directors that we offer to all of our active employees the opportunity to have all their existing options cancelled and new options granted with an exercise price equal to the fair market value of the shares on September 27, 2001. All of the terms of the new options are identical to the cancelled options, except that the number of options granted in each case was reduced by 25% and the vesting periods provide for annual vesting over three years beginning on September 27, 2001.

     In September 2000, following a sharp, sudden drop in the price of our common stock, our compensation committee became concerned with the effect of the price drop on employees holding stock options with higher, and in many cases, significantly higher exercise prices. After carefully reviewing the matter, the compensation committee recommended to the Board of Directors that we offer to all of our active employees, except our chief executive officer, Rolla P. Huff, the opportunity to have all their existing options cancelled and new options granted with an exercise price equal to the fair market value of the shares on September 14, 2000. All of the options granted in September 2000 were exchanged for the options granted in September 2001. The following table shows information regarding option re-pricings for all of our executive officers.

                                                                                                                       LENGTH OF
                                                                                                                       ORIGINAL
                                                                   NUMBER OF      MARKET      EXERCISE                OPTION TERM
                                                                   SECURITIES    PRICE OF     PRICE OF                 REMAINING
                                                                   UNDERLYING    STOCK AT     STOCK AT      NEW       AT DATE OF
                                                                    OPTIONS      TIME OF      TIME OF     EXERCISE    RE-PRICING
NAME                            PRINCIPLE POSITION        DATE     RE-PRICED    RE-PRICING   RE-PRICING    PRICE       (MONTHS)
----                         -------------------------   -------   ----------   ----------   ----------   --------   -------------
Rolla P. Huff..............  Chief Executive Officer     9/27/01     450,000      $0.22        $13.33      $0.22           97
                             and Director
Rolla P. Huff..............                              9/27/01     225,000      $0.22        $46.67      $0.22          102
Rolla P. Huff..............                              9/27/01     281,250      $0.22        $36.33      $0.22          102
Joseph M. Wetzel...........  President and Chief         9/27/01     150,000      $0.22        $ 8.88      $0.22          108
                             Operating Officer
Joseph M. Wetzel...........                              9/27/01      56,250      $0.22        $ 2.53      $0.22          110
Joseph M. Wetzel...........                              9/14/00     200,000(1)   $8.70        $ 8.88      $8.70          119
Michael R. Daley...........  Executive Vice President    9/27/01     225,000      $0.22        $16.67      $0.22           98
                             and Chief Financial
                             Officer
Michael R. Daley...........                              9/27/01      56,250      $0.22        $20.00      $0.22          110
Michael R. Daley...........                              9/14/00     300,000(1)   $8.70        $16.67      $8.70          110
S. Gregory Clevenger.......  Executive Vice President    9/27/01     140,625      $0.22        $23.58      $0.22           99
                             Chief Strategic and
                             Planning Officer
S. Gregory Clevenger.......                              9/27/01      37,500      $0.22        $ 2.53      $0.22          110
S. Gregory Clevenger.......                              9/14/00     187,500(1)   $8.70        $23.58      $8.70          111
Russell I. Zuckerman.......  Senior Vice President       9/27/01      36,000      $0.22        $25.67      $0.22           99
                             General Counsel and
                             Secretary
Russell I. Zuckerman.......                              9/27/01       6,000      $0.22        $ 5.50      $0.22          109
Russell I. Zuckerman.......                              9/27/01      33,000      $0.22        $ 2.94      $0.22          111
Russell I. Zuckerman.......                              9/14/00      48,000(1)   $8.70        $25.67      $8.70          112
Paul D. Celuch.............  Former -- President --      9/14/00     112,500      $8.70        $32.67      $8.70          116
                             Sales
Michael J. Tschiderer......  Vice President of Finance   9/27/01      33,750      $0.22        $33.87      $0.22          100
                             and Controller
Michael J. Tschiderer......                              9/27/01       5,624      $0.22        $ 2.53      $0.22          110
Michael J. Tschiderer......                              9/27/01       3,750      $0.22        $ 2.53      $0.22          114
Michael J. Tschiderer......                              9/14/00      45,000(1)   $8.70        $33.87      $8.70          112
Sean T. Higman.............  Former -- Vice President    9/27/01      33,750      $0.22        $32.67      $0.22          105
                             and Treasurer
Sean T. Higman.............                              9/27/01       3,749      $0.22        $ 2.53      $0.22          114
Sean T. Higman.............                              9/14/00      45,000(1)   $8.70        $32.67      $8.70          117
Kent F. Heyman.............  Former -- Senior Vice       9/14/00     112,500      $8.70        $18.33      $8.70          110
                             President and General
                             Counsel
Roger J. Pachuta...........  Senior Vice President --    9/14/00     150,000      $8.70        $33.87      $8.70          113
                             Network Services

---------------

(1) All of these options were exchanged for a reduced number of options in September 2001.

DIRECTOR COMPENSATION

     Our outside directors had received meeting fees of $500 to $1,000 per meeting of the board of directors or committee attended in person in addition to reimbursement of their expenses in attending meetings of the board of directors. Currently, due to director resignations, we do not have any outside directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows information known to us with respect to beneficial ownership of common stock as of March 22, 2002, by (A) each director,
(B) each of the executive officers named in the Summary Compensation Table beginning on page 36, (C) all executive officers and directors as a group and
(D) each person known by us to be a beneficial owner of more than 5% of our outstanding common stock.

                                                          NUMBER OF SHARES      PERCENTAGE OF
NAME OF BENEFICIAL OWNER                                BENEFICIALLY OWNED(1)   OWNERSHIP(2)
------------------------                                ---------------------   -------------
Providence Equity Partners III LLC(3).................        7,847,231             13.2%
Maurice J. Gallagher, Jr.(4)..........................        4,957,412              8.3%
David Kronfeld(5).....................................        3,137,723              5.3%
Rolla P. Huff, chief executive officer and chairman of
  the board(6)........................................            9,000                *
Michael R. Daley, executive vice president and chief
  financial officer...................................           35,000                *
S. Gregory Clevenger, executive vice president and
  director............................................           15,000                *
Russell I. Zuckerman, senior vice president...........            2,050                *
Joseph M. Wetzel, president, chief operating officer
  and director........................................                0                *
All executive officers and directors as a group (6
  Persons)(6).........................................           61,050                *

---------------

* Less than 1% of total.

(1) In accordance with the Securities and Exchange Commission's rules, each beneficial owner's holdings have been calculated assuming the full exercise of options and the conversion of all shares of convertible preferred stock held by the holder which are currently exercisable or convertible or which will become exercisable or convertible within 60 days after the date indicated and no exercise of options or conversion of preferred stock held by any other person.

(2) Percentage of ownership is based on 59,466,023 outstanding as of March 22, 2002.

(3) Includes 892,857 shares of Series C convertible preferred stock, each share of which are convertible into 1.5 shares of common stock. Such shares represent 71.4% of the outstanding shares of the Series C convertible preferred stock. The address of this beneficial owner is 901 Fleet Center, 50 Kennedy Plaza, Providence, Rhode Island 02903.

(4) Includes options to purchase 26,000 shares of common stock which are presently exercisable or will become exercisable within 60 days after the date indicated above and 4,715,667 shares of common stock owned by the various partnerships, trusts or corporations with respect to which Mr. Gallagher is a general partner, beneficiary and/or controlling stockholder. Also includes 67,095 shares owned by a trust for the benefit of Mr. Gallagher's minor children with respect to which Mr. Gallagher disclaims any beneficial ownership interest. Mr. Gallagher's address is 3291 N. Buffalo Drive, Las Vegas, Nevada 89129.

(5) Includes 2,588,809 shares of common stock and 357,143 shares of Series C convertible preferred stock, all of which are owned by partnerships in which Mr. Kronfeld is a general partner or manager of a general partner. Each share of Series C convertible preferred stock is convertible into 1.5 shares of common stock. Such shares represent 28.6% of the outstanding shares of the Series C convertible preferred stock. Mr. Kronfeld's address is JK&B Management, L.L.C., 180 North Stetson Avenue, Suite 4500, Chicago, Illinois 60601.

(6) Includes 1,500 shares owned by Mr. Huff's wife, of which shares Mr. Huff disclaims beneficial ownership.

     To our knowledge, our directors and executive officers do not own any shares of our Series D convertible preferred stock. We are not aware that any person owns at least 5% of the outstanding shares of our Series D convertible preferred stock.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by the Exchange Act to furnish us with copies of all Section 16(a) forms they file.

     Based solely on our review of the copies of such forms received by us with respect to transactions during 2001, or written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, executive officers and persons who own more than 10% of our equity securities have been complied with except that the initial report required for our newly elected officer, Michael Tschiderer, was filed late by 66 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have entered into an agreement to lease approximately 76,000 square feet of office space from a limited liability company which is principally owned by two of our former directors, Maurice J. Gallagher, Jr. and Timothy P. Flynn. The average rental rate is $1.70 per square foot per month, which includes common area maintenance charges. Our management believes that the terms and conditions of this lease arrangement are at least as favorable to us as those which we could have received from an unaffiliated third party. During 2001, we paid approximately $1.6 million in lease payments and leasehold improvements under this arrangement.

     On October 13, 1999, we sold 225,000 shares of our common stock at a price of $19.21 per share to our chief executive officer, Rolla P. Huff. The purchase price was payable by a non-recourse promissory note secured by the shares purchased. In August 2001, Mr. Huff's employment/stock repurchase agreement dated October 13, 1999 was amended. The amended agreement rescinded the sale of 225,000 shares to Mr. Huff. Pursuant to the amended agreement, Mr. Huff has returned the note shares to us for cancellation. We have delivered the note to Mr. Huff for cancellation.

     During January 2002, we entered into certain agreements with former employees, whereby in consideration for the payment of $0.1 million and return of 81,000 shares of our common stock, the former employees were released from $0.4 million of obligations related to the notes receivable from stockholders for issuance of common stock.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)

     1. The response to this portion of Item 14 is submitted as a separate section of this report.

     2. The response to this portion of Item 14 is submitted as a separate section of this report.

     3. Filing of Exhibits:

Exhibit 4.2   --   Voting Agreements and Term Sheet for Exchange of (I) Cash
                   and Newco Common Stock for 13% Senior Notes due 2010 Issued
                   by Mpower Holding Corporation and (II) Newco Common Stock
                   for Series C and Series D Preferred Stock Issued by the
                   Company.
Exhibit 10.8  --   Employment/Stock Repurchase Agreement dated October 13,
                   1999, between Mpower Communications Corp. and Rolla P. Huff.
Exhibit 21    --   Subsidiaries of the Registrant.
Exhibit 23    --   Consent of Arthur Andersen LLP.
Exhibit 99.1  --   Letter to the Commission regarding audit by Arthur Andersen
                   LLP.

     (b) The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2001:

          (1) On October 17, 2001 the registrant filed Form 8-K to report an amendment to the Rights Agreement and Certification of Compliance with Section 26 dated as of August 28, 2001 between Mpower Holding Corporation and Continental Stock Transfer & Trust Company.

     (c) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

     2.1    Amended and Restated Agreement and Plan of Merger among
            Mpower Communications Corp., Mpower Holding Corporation and
            Mpower Merger Company, Inc., dated as of April 12, 2001.(1)
     3.1    Amended and Restated Certificate of Incorporation of Mpower
            Holding Corporation filed on June 27, 2001 with the
            Secretary of State of Delaware.(2)
     3.2 Amended and Restated By-laws of Mpower Holding Corporation adopted on June 27, 2001.(2)
     3.3 Articles of Merger Merging Mpower Merger Company, Inc. with and into Mpower Communications Corp. filed with the Secretary of State of Nevada effective June 28, 2001.(2)
     3.4    Certificate of Restated Articles of Incorporation of Mpower
            Communications Corp. filed on June 28, 2001 with the
            Secretary of State of Nevada.(2)
     3.5    Amended and Restated By-laws of Mpower Communications Corp.
            adopted on June 28, 2001.(2)
     3.6    Certificate of Merger Merging Mpower Merger Company, Inc.
            with and into Mpower Communications Corp. filed with the Secretary of State of Delaware effective June 28, 2001.(2)
     3.7    Certificate of Change in Authorized Capital.(3)
     3.8    Certificate of Change of Resident Agent and Registered
            Office of Mpower Holding Corporation filed with the Secretary of State of Nevada on October 24, 2000.(3)
     4.1 See the Articles of Incorporation and amendments filed as Exhibits 3.1, 3.3, 3.4 and 3.6 and the By-laws filed as
            Exhibits 3.2 and 3.5.
     4.2 Voting Agreements and Term Sheet for Exchange of (I) Cash and Newco Common Stock for 13% Senior Notes due 2010 Issued by Mpower Holding Corporation and (II) Newco Common Stock for Series C and Series D Preferred Stock Issued by the
            Company.

     4.3    Certificate of Designation of Mpower Holding Corporation's
            10% Series C convertible preferred stock filed on June 27, 2001 with the Secretary of State of Delaware.(2)
     4.4    Certificate of Designation of Mpower Holding Corporation's
            7.25% Series D convertible preferred stock filed on June 27, 2001 with the Secretary of State of Delaware.(2)
     4.5    Indenture dated as of September 29, 1997, between Mpower
            Communications Corp. and Marine Midland Bank, as Trustee.(5)
     4.6    Form of Note for Mpower Communications Corp.'s registered
            13% Senior Secured Notes due 2004.(5)
     4.7    Stockholders Agreement dated as of November 26, 1997, among
            Mpower Communications Corp., Maurice J. Gallagher, Jr. and certain investors identified therein.(5)
     4.8    Warrant Registration Rights Agreement dated as of September
            29, 1997, among Mpower Communications Corp., Bear, Stearns &
            Co. Inc. and Furman Selz LLC.(5)
     4.9    Amended and Restated Registration Rights Agreement dated
            December 29, 1999, among Mpower Communications Corp. and the purchasers of Series B convertible preferred stock and Series C convertible preferred stock.(6)
     4.10   Amended and Restated Securityholders' Agreement dated
            December 29, 1999, among Mpower Communications Corp. and the purchasers of Series B convertible preferred stock and Series C convertible preferred stock.(6)
     4.11   Certificate of Designation of Series E Preferred Stock.(3)
     4.12   Indenture dated as of March 24, 2000 between Mpower
            Communications Corp., Mpower Holding Corporation and HSBC
            Bank USA, as Trustee.(7)
     4.13 First Supplemental Indenture dated as of May 31, 2000 between Mpower Communications Corp. and HSBC Bank USA
            (successor to Marine Midland Bank), as Trustee.(8)
     4.14 Registration Rights Agreement dated March 24, 2000 by and between Mpower Holding Corp., Mpower Communications Corp.,
            Bear Stearns, Salomon Smith Barney, Goldman Sachs, Merrill
            Lynch and Warburg Dillon.(9)
     4.15   Form of Exchange Note for Mpower Communications Corp.'s 13%
            Senior Notes due 2010.(7)
     4.16 Agreement and Plan of Merger dated as of April 17, 2000, among Primary Network Holdings, Inc., Mpower Communications
            Corp. and Mpower Merger Sub, Inc.(7)
     4.17   Shareholders Agreement among Mpower Holding Corporation,
            Brian Matthews, Carol Matthews, Charles Wiegert, Welton
            Brison, Tom Hesterman, Richard Phillips, John Alden, EC
            Primary LLC, Quantum Emerging Growth Partners, C.V., and TGV
            Partners, dated as of April 17, 2000.(7)
     4.18   Letter Agreement among Mpower Holding Corporation and EC
            Primary, L.P., Quantum Emerging Growth Partners C.V., Ravich
            Revocable Trust of 1989, The Ravich Children Permanent
            Trust, U.S. Bancorp Libra, and TGV/Primary Investors LLC, dated as of April 17, 2000.(7)
     4.19   Rights Agreement dated as of December 11, 2000 between
            Mpower Communications Corp. and Continental Stock Transfer and Trust Company.(3)
     4.20 Second Supplemental Indenture dated as of July 12, 2001, between Mpower Communications Corp., Mpower Holding
            Corporation and HSC Bank USA (formerly known as Marine
            Midland Bank), as trustee.(10)
    10.1    Mpower Holding Corporation's Amended and Restated Stock
            Option Plan.(11)
    10.2    Primary Network Holdings, Inc. Stock Option Plan.(11)
    10.3    Amendment No. 1 to Primary Network Holdings, Inc. Stock
            Option Plan.(11)
    10.4    Warrant Agreement dated September 29, 1997, between Mpower
            Communications Corp. and Marine Midland Bank.(5)
    10.5    Standard Office Lease Agreement dated July 1, 1997, between
            Mpower Communications Corp. and Cheyenne Investments
            L.L.C.(5)
    10.6    First Amendment to Lease dated May 1, 1998 between Cheyenne
            Investments, LLC and Mpower Communications Corp.(12)

    10.7    Second Amendment to Lease dated December 29, 1998 between
            Cheyenne Investments, LLC and Mpower Communications
            Corp.(12)
    10.8    Employment/Stock Repurchase Agreement dated October 13,
            1999, between Mpower Communications Corp. and Rolla P.
            Huff.(4)
    10.9    Standard Office Lease Agreement dated March 5, 1999, between
            Cheyenne Investments, LLC and Mpower Communications
            Corp.(13)
    10.10   Employment Letter dated August 8, 2000 between Mpower
            Communications Corp. and Joseph M. Wetzel.(3)
    10.11   Retirement and Employment Agreement dated as of December 7,
            2000 between Mpower Communications Corp. and Kent F.
            Heyman.(3)
    10.12   Amendment To Employment/Stock Repurchase Agreement dated
            August 1, 2001, between Mpower Holding Corporation and Rolla
            P. Huff.(10)(4)
    21      Subsidiaries of the Registrant.
    23.1    Consent of Arthur Andersen LLP.
    99.1    Letter to the Commission regarding audit by Arthur Andersen
            LLP.

---------------

(1) Incorporated by reference to Mpower Holding Corporation's Registration Statement on Form S-4 (File No. 333-56746) filed with the Commission on April 13, 2001.

(2) Incorporated by reference to Mpower Holding Corporation's Report on Form 8-K (File No. 333-39884-01) filed with the Commission on June 28, 2001.

(3) Incorporated by reference to Mpower Communication Corp.'s Registration Statement on Form S-3 (File No. 333-79963) filed with the Commission on June 3, 1999.

(4) Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 14(C) of Form 10-K.

(5) Incorporated by reference to Mpower Communication Corp.'s Registration Statement on Form S-4 (File No. 333-38875) filed with the Commission on October 28, 1997, and amendments thereto.

(6) Incorporated by reference to Mpower Communication Corp.'s Registration Statement on Form S-3 (File No. 333-91353) filed with the Commission on November 19, 1999, and amendments thereto.

(7) Incorporated by reference to Mpower Communication Corp.'s Registration Statement on Form S-4 (File No. 333-36672) filed with the Commission on May 10, 2000, and amendments thereto.

(8) Incorporated by reference to Mpower Communication Corp.'s Report on Form 8-K (File No. 0-24059) filed with the Commission on June 2, 2000.

(9) Incorporated by reference to Mpower Communication Corp.'s Registration Statement on Form S-4 (File No. 333-39884) filed with the Commission on June 22, 2000, and amendments thereto.

(10) Incorporated by reference to Mpower Holding Corporation's quarterly report on Form 10-Q (File No. 0-24059) for the quarter ended September 30, 2001.

(11) Incorporated by reference to the Company's registration statement on Form S-8 (File No. 333-64592) filed with the Commission on July 3, 2001.

(12) Incorporated by reference to Mpower Communication Corp.'s annual report on Form 10-K (File No. 0-24059) for the year ended December 31, 1998.

(13) Incorporated by reference to Mpower Communication Corp.'s annual report on Form 10-K (File No. 0-24059) for the year ended December 31, 1999.

     All schedules have been omitted as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements or related notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MPOWER HOLDING CORPORATION

                                          By:       /s/ ROLLA P. HUFF
                                            ------------------------------------
                                                       Rolla P. Huff
                                                  Chief Executive Officer

Date: March 22, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                /s/ ROLLA P. HUFF                       Chief Executive Officer and       March 22, 2002
 ------------------------------------------------          Chairman of the Board
                  Rolla P. Huff


               /s/ MICHAEL R. DALEY                   Executive Vice President (Chief     March 22, 2002
 ------------------------------------------------     Financial Officer and Principal
                 Michael R. Daley                           Accounting Officer)


               /s/ JOSEPH M. WETZEL                      President (Chief Operating       March 22, 2002
 ------------------------------------------------          Officer) and Director
                 Joseph M. Wetzel


             /s/ S. GREGORY CLEVENGER                 Executive Vice President (Chief     March 22, 2002
 ------------------------------------------------    Strategy and Planning Officer) and
               S. Gregory Clevenger                               Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           MPOWER HOLDING CORPORATION

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   F-2
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   F-3
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................   F-4
Consolidated Statements of Redeemable Preferred Stock and
  Stockholders' (Deficit) Equity for the years Ended
  December 31, 2001, 2000, and 1999.........................   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................   F-6
Notes to Consolidated Financial Statements..................   F-7
Schedule II -- Valuation and Qualifying Accounts and
  Reserves for the years ended December 31, 2001, 2000 and
  1999......................................................  F-35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mpower Holding Corporation:

     We have audited the accompanying consolidated balance sheets of Mpower Holding Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, redeemable preferred stock and stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mpower Holding Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company has suffered recurring losses from operations and has a net stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments relating to the recoverabability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP
Rochester, New York
February 6, 2002 (except with respect to the matters discussed in
              Note 14, as to which the date is March 27, 2002)

                           MPOWER HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2001           2000
                                                              ------------   -------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                 AND PER SHARE AMOUNTS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $   9,136      $   10,437
  Investments available-for-sale............................     161,144         492,804
  Restricted investments....................................      12,640           1,065
  Accounts receivable, less allowance for doubtful accounts
    of $4,330 and $5,271 at December 31, 2001 and 2000,
    respectively............................................      24,825          28,117
  Prepaid expenses and other current assets.................       5,587           2,826
                                                               ---------      ----------
         Total current assets...............................     213,332         535,249
Property and equipment, net.................................     385,872         482,265
Deferred financing costs, net of accumulated amortization of
  $2,095 and $895 at December 31, 2001 and 2000,
  respectively..............................................       8,400          10,794
Goodwill and other intangibles, net of accumulated
  amortization of $8,147 at December 31, 2000...............          --         137,469
Other assets................................................       6,043           6,683
                                                               ---------      ----------
         Total assets.......................................   $ 613,647      $1,172,460
                                                               =========      ==========
 LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
                       (DEFICIT) EQUITY
Current liabilities:
  Current maturities of long-term debt and capital lease
    obligations.............................................   $   7,729      $    8,422
  Accounts payable:
    Trade...................................................      24,336          36,584
    Property and equipment..................................       4,493          39,263
  Accrued interest..........................................      14,023          15,613
  Accrued sales taxes payable...............................       7,077           9,091
  Accrued network optimization costs........................      13,593           5,030
  Accrued other expenses....................................      24,087          20,045
                                                               ---------      ----------
         Total current liabilities..........................      95,338         134,048
Senior notes, net of unamortized discount of $10,686 and
  $13,564 at December 31, 2001 and 2000, respectively.......     420,803         466,845
Other long-term debt and capital lease obligations..........       2,154           9,814
                                                               ---------      ----------
      Total liabilities.....................................     518,295         610,707
                                                               ---------      ----------
Commitments and contingencies
Redeemable preferred stock:
  10% Series C convertible preferred stock, 1,250,000 shares authorized, issued and outstanding at December 31, 2001
    and 2000................................................      46,610          42,760
  7.25% Series D convertible preferred stock, 3,013,388 and
    4,140,000 shares authorized, issued and outstanding at
    December 31, 2001 and 2000, respectively................     156,220         202,126
Stockholders' (deficit) equity:
Preferred stock, 45,636,612 and 44,510,000 shares authorized but unissued at December 31, 2001 and 2000,
  respectively..............................................          --              --
Series E preferred stock, 100,000 shares authorized but
  unissued..................................................          --              --
Common stock, $0.001 par value, 300,000,000 shares
  authorized, 59,488,843 and 56,875,870 shares issued and
  outstanding at December 31, 2001 and 2000, respectively...          59              57
Additional paid-in capital..................................     712,334         672,031
Accumulated deficit.........................................    (826,615)       (358,875)
Less: treasury stock, 13,710 shares, at cost................         (76)            (76)
Notes receivable from stockholders for issuance of common
  stock.....................................................        (973)         (5,294)
Accumulated other comprehensive income......................       7,793           9,024
                                                               ---------      ----------
         Total stockholders' (deficit) equity...............    (107,478)        316,867
                                                               ---------      ----------
         Total liabilities, redeemable preferred stock and
           stockholders' (deficit) equity...................   $ 613,647      $1,172,460
                                                               =========      ==========

          See accompanying notes to consolidated financial statements.

                           MPOWER HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                            2001           2000           1999
                                                        ------------   ------------   ------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                                                         AMOUNTS)
Operating revenues:
  Telecommunication services..........................  $   195,695    $   146,862    $    55,066
Operating expenses:
  Cost of operating revenues (excluding
     depreciation)....................................      158,709        119,767         42,078
  Selling.............................................       62,352         59,840         11,065
  General and administrative..........................      129,949        121,218         41,705
  Stock-based compensation expense....................        3,081          3,345            714
  Network optimization cost...........................      233,083         12,000             --
  Depreciation and amortization.......................       76,118         50,975         18,921
                                                        -----------    -----------    -----------
                                                            663,292        367,145        114,483
                                                        -----------    -----------    -----------
     Loss from operations.............................     (467,597)      (220,283)       (59,417)
Other income (expense):
  Gain on sale of assets, net.........................        5,596            102            224
  Interest income.....................................       20,812         41,466          7,702
  Interest expense (net of amount capitalized)........      (58,873)       (45,934)       (18,278)
                                                        -----------    -----------    -----------
     Net loss before extraordinary item...............     (500,062)      (224,649)       (69,769)
Extraordinary item:
  Gain (loss) on early retirement of debt.............       32,322        (20,065)            --
                                                        -----------    -----------    -----------
     Net loss.........................................     (467,740)      (244,714)       (69,769)
Value of preferred stock beneficial conversion
  feature.............................................           --             --        (72,500)
Accretion of preferred stock to redemption value......           --         (6,765)        (6,133)
Accrued preferred stock dividend......................      (21,782)       (16,889)        (2,577)
                                                        -----------    -----------    -----------
Net loss applicable to common stockholders............  $  (489,522)   $  (268,368)   $  (150,979)
                                                        ===========    ===========    ===========
Basic and diluted loss per share of common stock......  $     (8.26)   $     (5.20)   $     (5.09)
                                                        ===========    ===========    ===========
Gain (loss) per share applicable to extraordinary
  item................................................  $      0.55    $     (0.39)   $        --
                                                        ===========    ===========    ===========
Basic and diluted weighted average shares
  outstanding.........................................   59,245,239     51,630,640     29,663,115
                                                        ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                           MPOWER HOLDING CORPORATION

           CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND
                         STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                    REDEEMABLE
                                                                                 PREFERRED STOCK          COMMON STOCK
                                                              COMPREHENSIVE   ----------------------   -------------------
                                                                  LOSS          SHARES       AMOUNT      SHARES     AMOUNT
                                                              -------------   -----------   --------   ----------   ------
                                                                          (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 1998................................                           --   $     --   25,785,642    $26
Unrealized loss on investments available-for-sale...........    $  (1,903)             --         --           --     --
Common stock issued.........................................           --              --         --    7,540,502      8
Warrants and options exercised for common stock.............           --              --         --    1,329,058      1
Common stock issued for notes receivable....................           --              --         --      225,000     --
Payment on stockholders' notes..............................           --              --         --           --     --
Repurchase of common stock..................................           --              --         --      (13,710)    --
10% Series B convertible preferred stock issued for cash....           --       5,277,779     46,663           --     --
10% Series C convertible preferred stock issued for cash....           --       1,250,000     34,500           --     --
Preferred stock issued for note receivable..................           --              --     (4,900)          --     --
Stock-based compensation....................................           --              --         --           --     --
Accrued preferred stock dividend............................           --              --      2,577           --     --
Value of preferred stock beneficial conversion features.....           --              --         --           --     --
Value of preferred stock beneficial conversion features.....           --              --         --           --     --
Accretion of preferred stock to redemption value............           --              --      6,133           --     --
Net loss....................................................      (69,769)             --         --           --     --
                                                                ---------     -----------   --------   ----------    ---
COMPREHENSIVE LOSS..........................................      (71,672)
                                                                ---------
BALANCE AT DECEMBER 31, 1999................................                    6,527,779     84,973   34,866,492     35
Unrealized gain on investments available-for-sale...........       10,110              --         --           --     --
Common stock issued for cash................................           --              --         --    9,245,564      9
Warrants and options exercised for common stock.............           --              --         --    1,298,728      1
Payment on stockholders' notes..............................           --              --      4,900           --     --
10% Series B convertible preferred stock converted to common
  stock for cash............................................           --      (5,277,779)   (55,153)   7,916,668      8
7.25% Series D convertible preferred stock issued for
  cash......................................................           --       4,140,000    200,575           --     --
Stock-based compensation....................................           --              --         --           --     --
Accrued preferred stock dividend............................           --              --     16,889           --     --
Preferred dividends paid in common stock....................           --              --    (14,063)   1,448,661      2
Accretion of preferred stock to redemption value............           --              --      6,765           --     --
Shares issued for acquisition of Primary Network............           --              --         --    2,024,757      2
Options and warrants issued for acquisition of Primary
  Network...................................................           --              --         --           --     --
Shares issued in exchange of Primary Network Senior Notes...           --              --         --       75,000     --
Net loss....................................................     (244,714)             --         --           --     --
                                                                ---------     -----------   --------   ----------    ---
COMPREHENSIVE LOSS..........................................     (234,604)
                                                                ---------
BALANCE AT DECEMBER 31, 2000................................                    5,390,000    244,886   56,875,870     57
Unrealized loss on investments available-for-sale...........       (1,231)             --         --           --     --
Warrants and options exercised for common stock.............           --              --         --      211,072     --
Cancellation of stockholder's note for common stock.........           --              --         --     (225,000)    --
Stock-based compensation....................................           --              --         --           --     --
Accrued preferred stock dividend............................           --              --     15,157           --     --
Preferred dividends paid in common stock....................           --              --     (2,995)     427,070     --
7.25% Series D convertible preferred stock converted to
  common stock..............................................           --      (1,126,612)   (54,218)   2,199,831      2
Net loss....................................................     (467,740)             --         --           --     --
                                                                ---------     -----------   --------   ----------    ---
COMPREHENSIVE LOSS..........................................    $(468,971)
                                                                ---------
BALANCE AT DECEMBER 31, 2001................................                    4,263,388   $202,830   59,488,843    $59
                                                                              ===========   ========   ==========    ===

                                                                                                                NOTES
                                                                                                           RECEIVABLE FROM
                                                              ADDITIONAL                 TREASURY STOCK    STOCKHOLDERS FOR
                                                               PAID-IN     ACCUMULATED   ---------------     ISSUANCE OF
                                                               CAPITAL       DEFICIT     SHARES   AMOUNT     COMMON STOCK
                                                              ----------   -----------   ------   ------   ----------------
                                                                          (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 1998................................   $108,982     $ (44,392)       --    $ --        $(2,173)
Unrealized loss on investments available-for-sale...........         --            --        --      --             --
Common stock issued.........................................    118,302            --        --      --             --
Warrants and options exercised for common stock.............      1,678            --        --      --             --
Common stock issued for notes receivable....................      4,322            --        --      --         (4,322)
Payment on stockholders' notes..............................         --            --        --      --            200
Repurchase of common stock..................................         --            --    13,710     (76)            76
10% Series B convertible preferred stock issued for cash....         --            --        --      --             --
10% Series C convertible preferred stock issued for cash....         --            --        --      --             --
Preferred stock issued for note receivable..................         --            --        --      --             --
Stock-based compensation....................................        714            --        --      --             --
Accrued preferred stock dividend............................     (2,577)           --        --      --             --
Value of preferred stock beneficial conversion features.....    (72,500)           --        --      --             --
Value of preferred stock beneficial conversion features.....     72,500            --        --      --             --
Accretion of preferred stock to redemption value............     (6,133)           --        --      --             --
Net loss....................................................         --       (69,769)       --      --             --
                                                               --------     ---------    ------    ----        -------
COMPREHENSIVE LOSS..........................................
BALANCE AT DECEMBER 31, 1999................................    225,288      (114,161)   13,710     (76)        (6,219)
Unrealized gain on investments available-for-sale...........         --            --        --      --             --
Common stock issued for cash................................    316,724            --        --      --             --
Warrants and options exercised for common stock.............      2,944            --        --      --             --
Payment on stockholders' notes..............................         --            --        --      --            925
10% Series B convertible preferred stock converted to common
  stock for cash............................................     55,145            --        --      --             --
7.25% Series D convertible preferred stock issued for
  cash......................................................         --            --        --      --             --
Stock-based compensation....................................      3,345            --        --      --             --
Accrued preferred stock dividend............................    (16,889)           --        --      --             --
Preferred dividends paid in common stock....................     14,061            --        --      --             --
Accretion of preferred stock to redemption value............     (6,765)           --        --      --             --
Shares issued for acquisition of Primary Network............     70,382            --        --      --             --
Options and warrants issued for acquisition of Primary
  Network...................................................      5,171            --        --      --             --
Shares issued in exchange of Primary Network Senior Notes...      2,625            --        --      --             --
Net loss....................................................         --      (244,714)       --      --             --
                                                               --------     ---------    ------    ----        -------
COMPREHENSIVE LOSS..........................................
BALANCE AT DECEMBER 31, 2000................................    672,031      (358,875)   13,710     (76)        (5,294)
Unrealized loss on investments available-for-sale...........         --            --        --      --             --
Warrants and options exercised for common stock.............         72            --        --      --             --
Cancellation of stockholder's note for common stock.........     (4,904)           --        --      --          4,321
Stock-based compensation....................................      3,081            --        --      --             --
Accrued preferred stock dividend............................    (15,157)           --        --      --             --
Preferred dividends paid in common stock....................      2,995            --        --      --             --
7.25% Series D convertible preferred stock converted to
  common stock..............................................     54,216            --        --      --             --
Net loss....................................................         --      (467,740)       --      --             --
                                                               --------     ---------    ------    ----        -------
COMPREHENSIVE LOSS..........................................
BALANCE AT DECEMBER 31, 2001................................   $712,334     $(826,615)   13,710    $(76)       $  (973)
                                                               ========     =========    ======    ====        =======

                                                               ACCUMULATED
                                                                  OTHER           TOTAL
                                                              COMPREHENSIVE   STOCKHOLDERS'
                                                                 INCOME         (DEFICIT)
                                                                 (LOSS)          EQUITY
                                                              -------------   -------------
                                                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 1998................................     $   817        $  63,260
Unrealized loss on investments available-for-sale...........      (1,903)          (1,903)
Common stock issued.........................................          --          118,310
Warrants and options exercised for common stock.............          --            1,679
Common stock issued for notes receivable....................          --               --
Payment on stockholders' notes..............................          --              200
Repurchase of common stock..................................          --               --
10% Series B convertible preferred stock issued for cash....          --               --
10% Series C convertible preferred stock issued for cash....          --               --
Preferred stock issued for note receivable..................          --               --
Stock-based compensation....................................          --              714
Accrued preferred stock dividend............................          --           (2,577)
Value of preferred stock beneficial conversion features.....          --          (72,500)
Value of preferred stock beneficial conversion features.....          --           72,500
Accretion of preferred stock to redemption value............          --           (6,133)
Net loss....................................................          --          (69,769)
                                                                 -------        ---------
COMPREHENSIVE LOSS..........................................
BALANCE AT DECEMBER 31, 1999................................      (1,086)         103,781
Unrealized gain on investments available-for-sale...........      10,110           10,110
Common stock issued for cash................................          --          316,733
Warrants and options exercised for common stock.............          --            2,945
Payment on stockholders' notes..............................                          925
10% Series B convertible preferred stock converted to common
  stock for cash............................................          --           55,153
7.25% Series D convertible preferred stock issued for
  cash......................................................          --               --
Stock-based compensation....................................          --            3,345
Accrued preferred stock dividend............................          --          (16,889)
Preferred dividends paid in common stock....................          --           14,063
Accretion of preferred stock to redemption value............          --           (6,765)
Shares issued for acquisition of Primary Network............          --           70,384
Options and warrants issued for acquisition of Primary
  Network...................................................          --            5,171
Shares issued in exchange of Primary Network Senior Notes...          --            2,625
Net loss....................................................          --         (244,714)
                                                                 -------        ---------
COMPREHENSIVE LOSS..........................................
BALANCE AT DECEMBER 31, 2000................................       9,024          316,867
Unrealized loss on investments available-for-sale...........      (1,231)          (1,231)
Warrants and options exercised for common stock.............          --               72
Cancellation of stockholder's note for common stock.........          --             (583)
Stock-based compensation....................................          --            3,081
Accrued preferred stock dividend............................          --          (15,157)
Preferred dividends paid in common stock....................          --            2,995
7.25% Series D convertible preferred stock converted to
  common stock..............................................          --           54,218
Net loss....................................................          --         (467,740)
                                                                 -------        ---------
COMPREHENSIVE LOSS..........................................
BALANCE AT DECEMBER 31, 2001................................     $ 7,793        $(107,478)
                                                                 =======        =========

          See accompanying notes to consolidated financial statements.

                           MPOWER HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
Net loss....................................................  $(467,740)  $(244,714)  $(69,769)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     76,118      50,975     18,921
  Bad debt expense..........................................      7,057       5,469      1,750
  Gain (loss) on early retirement of debt...................    (32,322)     20,065         --
  Network optimization cost.................................    233,083      12,000         --
  Gain on sale of assets, net...............................     (5,596)        (34)      (224)
  Amortization of debt discount.............................      1,479       1,330        575
  Amortization of deferred debt financing costs.............      1,329       1,233        794
  Stock-based compensation expense..........................      3,081       3,345        714
Changes in assets and liabilities:
  Increase in accounts receivable...........................     (3,344)    (15,569)   (10,689)
  (Increase) decrease in prepaid expenses and other
    assets..................................................     (2,761)      1,820     (1,319)
  Decrease (increase) in other assets.......................        655      (5,427)      (464)
  (Decrease) increase in accounts payable -- trade..........    (12,248)      9,220      6,474
  (Decrease) increase in sales taxes payable................     (2,014)      4,746      2,945
  Decrease in accrued network optimization costs............    (14,901)       (970)        --
  (Decrease) increase in accrued interest and other
    expenses................................................     (1,081)     14,962      4,379
                                                              ---------   ---------   --------
Net cash used in operating activities.......................   (219,205)   (141,549)   (45,913)
                                                              ---------   ---------   --------
Cash flows from investing activities:
  Purchase of property and equipment, net of payables.......    (86,402)   (286,910)   (83,200)
  Net cash paid for acquisition of business.................         --     (13,475)        --
  Proceeds from sale of customer base.......................      1,601          --         --
  Sale (purchase) of investments available-for-sale, net....    336,911    (356,603)   (54,707)
  (Purchase) sale of restricted investments, net............    (11,590)     21,191     19,123
                                                              ---------   ---------   --------
Net cash provided by (used in) investing activities.........    240,520    (635,797)  (118,784)
                                                              ---------   ---------   --------
Cash flows from financing activities:
  Proceeds from issuance of Senior Notes, net of discount...         --     243,220         --
  Costs associated with issuance of Senior Notes and
    warrants................................................         --     (10,482)        --
  Proceeds from issuance of Convertible Preferred Stock, net
    of issuance costs.......................................         --     200,575     76,263
  Repurchase of Senior Notes................................    (14,134)     (9,647)        --
  Payments on other long term debt and capital lease
    obligations.............................................     (8,554)     (4,365)      (439)
  Payments received on stockholders' notes..................         --       5,825         --
  Proceeds from issuance of common stock....................         72     319,678    119,966
                                                              ---------   ---------   --------
Net cash (used in) provided by financing activities.........    (22,616)    744,804    195,790
                                                              ---------   ---------   --------
Net (decrease) increase in cash.............................     (1,301)    (32,542)    31,093
Cash and cash equivalents at beginning of year..............     10,437      42,979     11,886
                                                              ---------   ---------   --------
Cash and cash equivalents at the end of year................  $   9,136   $  10,437   $ 42,979
                                                              =========   =========   ========
Supplemental schedule of non-cash investing and financing
  activities:
  Treasury stock acquired in partial settlement of a note...  $      --   $      --   $     76
                                                              =========   =========   ========
  Stock issued for acquisition of subsidiary................  $      --   $  70,384   $    223
                                                              =========   =========   ========
  Options and warrants issued for acquisition of
    subsidiary..............................................  $      --   $   5,171   $     --
                                                              =========   =========   ========
  Preferred stock converted to common stock.................  $  54,218   $  55,153   $     --
                                                              =========   =========   ========
  Preferred stock dividends declared........................  $  15,157   $  16,889   $  2,577
                                                              =========   =========   ========
  Accretion of preferred stock to redemption value..........  $      --   $   6,765   $  6,133
                                                              =========   =========   ========
  Common stock issued for notes receivable..................  $      --   $      --   $  4,322
                                                              =========   =========   ========
  Preferred stock issued for note receivable................  $      --   $      --   $  4,900
                                                              =========   =========   ========
Other disclosures:
  Cash paid for interest net of amounts capitalized.........  $  55,750   $  32,276   $ 16,915
                                                              =========   =========   ========

          See accompanying notes to consolidated financial statements.

                           MPOWER HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

(1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

  DESCRIPTION OF BUSINESS

     The accompanying consolidated financial statements of Mpower Holding Corporation (the "Company"), a Delaware corporation, include the accounts of the Company and its wholly-owned subsidiaries, Mpower Communications Corp. ("Communications") and others. All significant inter-company balances and transactions have been eliminated.

     On June 28, 2001, the Company became the publicly held parent holding company of Communications pursuant to a merger agreement approved by Communications' stockholders. All of the outstanding shares of Communications' common stock, 10% Series C Convertible Preferred Stock and 7.25% Series D Convertible Preferred Stock were automatically converted into an equal number of shares of the Company's common stock, 10% Series C Convertible Preferred Stock and 7.25% Series D Convertible Preferred Stock, respectively. During 2001, the common stock and 7.25% Series D Convertible Preferred Stock of the Company were listed on the NASDAQ national market system under the same symbols as the common stock and 7.25% Series D Convertible Preferred Stock of Communications prior to the merger.

     The Company offers local dial-tone, long distance, Internet access via dedicated Symmetrical Digital Subscriber Line ("SDSL") technology, Trunk Level 1 ("T1"), voice over SDSL ("VoSDSL"), and other voice and data services primarily to small to medium size business customers through the utilization of Company-owned switches and network architecture leased from incumbent local exchange carriers ("ILEC's"). As of December 31, 2001, the Company delivered services in 28 metropolitan areas in 9 states.

  REVENUE RECOGNITION

     Revenues for voice, data and other services to end-users are recognized in the month in which the service is provided. Revenues for carrier interconnection and access are recognized in the month in which the service is provided. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as unearned revenues and recognized as revenue over the expected service period.

     The Company accounts for certain activation and reactivation fees charged to customers pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB No. 101"). The Company defers these fees and records the related revenue and cost of operating revenue over the estimated customer service period rather than recording the revenues and charges when received or paid.

     During 1999, the Company had recognized switched access revenues based on management's best estimate of the probable collections from such revenue billed to carriers. As of December 31, 2000, the Company had reached agreements with those carriers providing over 65% of the traffic and began to recognize the related revenues as billed to the extent the collectibility was reasonably assured. During 2000, the Company recorded a one-time amount of $5.0 million in revenue on those settlements for which the ultimate settlement exceeded management's previously recorded best estimates. As a result of the carrier agreements, the rates charged to these carriers declined in 2001 from 2000. For the years ended December 31, 2001, 2000 and 1999, the Company has recognized in operating revenues switched access revenues of approximately $56.4 million, $57.7 million and $19.5 million, respectively. Included in accounts receivable in the accompanying consolidated balance sheets as of December 31, 2001 and 2000 are net accounts receivable related to switched access of approximately $11.0 million and $16.7 million, respectively.

  COST OF OPERATING REVENUES

     Cost of operating revenues include the cost of leasing copper loops from the ILECs, the cost to change over new customers onto our network, the cost of transporting voice and data traffic over the Company's network, long distance charges from service providers related to the traffic generated by our customers, the cost of leasing collocation space from the ILECs and the related utilities to operate the Company's equipment at those sites, the leased space related to the Company's switch sites and the related utilities needed to operate our switches and other related services.

  COMPREHENSIVE INCOME

     The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) consists of unrealized gains (losses) on investments in available-for-sale securities, as well as net losses, and is presented in the consolidated statements of redeemable preferred stock and stockholders' (deficit) equity.

  CONCENTRATION OF CREDIT RISK

     The Company conducts business with a large base of customers. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of our customers' financial condition. Additionally, a significant portion of the Company's accounts receivable related to switched access is concentrated in a limited number of carriers. The Company has reached access rate agreements with its three largest carriers. Allowances are maintained for potential credit issues and such losses to date have been within management's expectations.

  CASH AND CASH EQUIVALENTS

     The Company considers short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair value of the Company's cash and cash equivalents approximates carrying amounts due to the relatively short maturities and variable interest rates of the instruments, which approximate current market rates.

  INVESTMENTS

     The Company classifies its investments as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 2001, available-for-sale securities represent investments principally in United States Treasury and other agency securities which mature periodically through May 2003. Available-for-sale securities are recorded at fair value with net unrealized holding gains and losses reported in accumulated other comprehensive income. The Company recorded gross unrealized gains of $7.8 million and $9.1 million, respectively, as part of accumulated other comprehensive income for the years ended December 31, 2001 and 2000.

     The specific identification method is used to determine a cost basis for computing realized gains and losses. During 2001, 2000 and 1999, proceeds from the sale of available-for-sale investments were $336.9 million, $112.8 million and $43.6 million, respectively. Gross realized gains were $7.4 million in 2001 and were not material in 2000 and 1999, respectively.

  RESTRICTED INVESTMENTS

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

     Restricted investments also includes $0.6 million and $1.0 million, at December 31, 2001 and 2000, respectively, of escrow funds related to the acquisition of Q-Net by Primary Networks prior to the Company's acquisition of Primary Networks. These funds will be released upon final settlement with Q-Net.

  ADVERTISING COSTS

     The Company expenses advertising costs in the period incurred. As of December 31, 2001, 2000 and 1999, the Company had expensed advertising costs of $0.1 million, $7.3 million and $1.3 million, respectively.

  PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid and other current assets consist of prepaid rent, prepaid insurance, prepaid maintenance agreements and deferred installation costs. Prepaid expenses are expensed on a straight-line basis over the corresponding life of the underlying agreements. Deferred installation costs are expensed on a straight-line basis over the estimated customer service period.

  PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, less accumulated depreciation and amortization. Direct and indirect costs of construction are capitalized, and include $4.9 million, $10.7 million and $4.1 million of interest costs related to construction during 2001, 2000 and 1999, respectively. Depreciation is computed using the straight-line method over estimated useful lives beginning in the month an asset is placed into service.

     Estimated useful lives of property and equipment are as follows:

Buildings................................................   39 years
Telecommunications and switching equipment...............   3-10 years
Computer hardware and software...........................   3-5 years
Office equipment and other...............................   3-10 years
Leasehold improvements...................................   the lesser of the estimated
                                                            useful lives or term of lease

     The Company capitalizes costs associated with the design, deployment and expansion of the Company's network including internally and externally developed software. Capitalized external software costs include the actual costs to purchase software from vendors. Capitalized internal software costs generally include personnel and related costs incurred in the enhancement and implementation of purchased software packages. Capitalized internal labor costs for the years ended December 31, 2001, 2000 and 1999 were $8.7 million, $9.9 million and $1.8 million, respectively. Repair and maintenance costs are expensed as incurred.

  DEFERRED FINANCING COSTS

     Deferred financing costs are amortized to interest expense over the life of the related financing using the effective interest method.

  GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles were primarily attributable to the acquisition of Primary Network in June 2000. This transaction was accounted for as a purchase and was stated at fair value as of the acquisition date, less accumulated amortization. The excess of the purchase price over the fair value of the net assets acquired ("goodwill") was amortized using the straight-line method over 10 years. The purchase price of customer bases acquired was amortized using the straight-line method over 5 years. Amortization expense was $7.6, $8.1 million and $0.1 million for the years ending December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, the Company had effectively eliminated all operations related to the Primary Network acquisition. As a result of this, goodwill and other intangibles associated with Primary Network have been written off in 2001 in the Network optimization cost included in the consolidated statements of operations.

  INCOME TAXES

     The Company has applied the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the consequences of temporary differences between amounts reported for financial reporting and income tax purposes. SFAS No. 109 requires recognition of a future tax benefit of net operating loss carryforwards and certain other temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2001 and 2000, the carrying value of certain financial instruments (accounts receivable, accounts payable) approximates fair value due to the short term nature of the instruments or interest rates, which are comparable with current rates.

     Based upon quoted market prices, the fair value of the Company's Senior Notes outstanding is approximately $73.5 million and $223.2 million, at December 31, 2001 and 2000, respectively, as compared to carrying values at December 31, 2001 and 2000 of $420.8 million and $466.8 million, respectively. The remainder of the Company's long-term debt consists primarily of variable rate debt with carrying values that approximate their fair values.

 LONG-LIVED ASSETS

     Management periodically evaluates the carrying value of its long-lived assets, including property, equipment and goodwill and other intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized by writing down the asset's carrying value to its fair value based on the present value of the discounted cash flows of the asset or other relevant measures. Management believes no material impairment in the value of long-lived assets exists at December 31, 2001.

 CONCENTRATION OF SUPPLIERS

     The Company currently leases its transport capacity from a limited number of suppliers and is dependent upon the availability of collocation space and transmission facilities owned by the suppliers. The Company is vulnerable to the risk of renewing favorable supplier contracts, timeliness of the supplier in processing the Company's orders for customers and is at risk related to regulatory agreements that govern the rates to be charged to the Company.

 USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

 RECLASSIFICATION

     Certain reclassifications, which have no effect on net income or loss, have been made in the prior period financial statements to conform to the current presentation.

(2) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Buildings and property......................................  $   5,715   $   5,640
Telecommunication and switching equipment...................    335,475     378,156
Leasehold improvements......................................     41,213       6,346
Computer hardware and software..............................     28,436      17,800
Office equipment and other..................................     26,494      25,603
                                                              ---------   ---------
                                                                437,333     433,545
Less accumulated depreciation and amortization..............   (123,687)    (70,342)
                                                              ---------   ---------
                                                                313,646     363,203
Assets held for future use..................................     42,134          --
Construction in progress....................................     30,092     119,062
                                                              ---------   ---------
Net property and equipment..................................  $ 385,872   $ 482,265
                                                              =========   =========

     Depreciation expense was $68.5 million, $42.9 million and $18.9 million for the years ending December 31, 2001, 2000 and 1999, respectively.

     As further discussed in Note 9 "Network Optimization Cost", the assets held for future use are directly related to the recovery of switch and collocation equipment from markets cancelled or exited during 2001 which will be re-deployed throughout the Company's remaining operating markets.

(3) DIVESTITURE

     Beginning in February 2001, the Company entered into a series of agreements to sell its dial-up ISP customer base. The Company acquired this customer base through its acquisition of Primary Network in June of 2000. The Company received proceeds from these sales of approximately $1.6 million.

(4) DEBT

     Long-term borrowings at December 31, 2001 and 2000 consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
13% Senior Notes, due 2010, net of unamortized discount of
  $10,177 and $12,870.......................................  $370,366   $416,593
13% Senior Notes, due October 1, 2004, net of unamortized
  discount of $509 and $694.................................    50,437     50,252
Other long-term debt and capital lease obligations..........     9,883     18,236
                                                              --------   --------
                                                               430,686    485,081
Less current portion........................................    (7,729)    (8,422)
                                                              --------   --------
                                                              $422,957   $476,659
                                                              ========   ========

     Maturities of long-term debt and capital lease obligations for each of the next five years and thereafter ending December 31, consist of the following:

                                                              (IN THOUSANDS)
                                                              --------------
2002........................................................     $  7,729
2003........................................................        1,783
2004........................................................       51,317
2005........................................................            0
2006........................................................            0
Thereafter..................................................      380,543
                                                                 --------
                                                                 $441,372
                                                                 ========

     In September 1997, Communications issued an aggregate of $160.0 million of 13% Senior Notes due in 2004 (the "2004 Notes") along with warrants to purchase 1,162,080 shares of common stock. The 2004 Notes bear a fixed annual rate of 13% per annum, payable semi-annually in arrears on April 1 and October 1. As set forth in the Indenture pursuant to which the 2004 Notes were issued, Communications was required to hold in a trust account sufficient funds to provide for payment in full of interest on the 2004 Notes through October 1, 2000. During 2000, Communications fulfilled the restricted interest payment requirements under this Indenture. The 2004 Notes are secured by a security interest in specific telecommunications equipment owned by Communications.

     The initial Indenture governing the 2004 Notes contained certain restrictive covenants. As a result of the private exchange offer and consent solicitation, as described herein, substantially all of the restrictive covenants were eliminated. As of December 31, 2001, Communications is in compliance with all debt covenants.

     The 2004 Notes may be redeemed at the option of Communications, in whole or in part, on or after October 1, 2001, at a premium declining to par in 2003, plus accrued and unpaid interest and liquidated damages, if any, through the redemption date as follows:

YEAR                                                          PERCENTAGE
----                                                          ----------
2001........................................................    106.50
2002........................................................    103.25
2003 and thereafter.........................................    100.00

     On March 24, 2000, the Company received approximately $236.1 million in net proceeds from the issuance of $250.0 million of 13% Senior Notes due April 1, 2010 (the "2010 Notes"). The 2010 Notes bear a fixed annual interest rate of 13% which will be paid in cash every six months on April 1 and October 1, commencing October 1, 2000. The 2010 Notes are unsecured obligations and rank equally with all of the Company's existing and future senior debt and are senior to all of the Company's existing and future subordinated debt. The 2010 Notes contain certain repurchase requirements if certain assets are sold and the proceeds are not used as specified in the Indenture.

     The Indenture governing the 2010 Notes contains certain restrictive covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, engage in sale and lease back transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company or its restricted subsidiaries, conduct certain lines of business, issue or sell equity interests of the Company's restricted subsidiaries or enter into certain mergers and consolidations. As of December 31, 2001, management believes it is in compliance with all debt covenants governing these Notes.

     At any time prior to April 1, 2003, the Company may redeem up to 35% of the principal amount of the 2010 Notes from the net cash proceeds of an underwritten public offering of the Company's capital stock at a redemption price equal to 113.0% of the principal amount of the notes plus any unpaid or accrued interest.

     At any time after April 1, 2005, the Company may, at its option, redeem the 2010 Notes in whole or in part, at a premium declining to par in 2008, plus accrued and unpaid interest and liquidated damages, if any, through the redemption date as follows:

YEAR                                                          PERCENTAGE
----                                                          ----------
2005........................................................   106.500
2006........................................................   104.330
2007........................................................   102.166
2008 and thereafter.........................................   100.000

     In June 2000, the Company consummated a private exchange offer and consent solicitation issuing $117.1 million aggregate principal amount of the Company's 2010 Notes in exchange for $103.9 million aggregate principal of the Company's 2004 Notes. In addition, as a result of consummating the exchange offer and having received the requisite consents from the holders of more than a majority of the outstanding principal amount of the 2004 Notes, a supplemental Indenture which eliminates substantially all of the restrictive covenants in the Indenture governing the 2004 Notes became operative.

     In June 2000, the Company issued an additional $62.4 million aggregate principal amount of its 2010 Notes in exchange for $55.6 million of the 12% Senior Subordinated Discount Notes due 2006 of Primary Network (the "Primary Notes"), originally assumed by the Company in connection with the acquisition of Primary Network.

     In July 2000, the Company filed a registration statement offering to exchange the unregistered 13% Senior Notes due 2010 for registered 13% Senior Notes due 2010 under the Securities Act of 1933, as amended. Terms of the registered 13% Senior Notes due 2010 are substantially the same as the unregistered 13% Notes due 2010. The exchange was consummated in August 2000.

     In August, 2000, the Company consummated an offer to purchase for cash $5.2 million in aggregate principal amount of 2004 Notes owned by the holders who were not "qualified institutional buyers" for a cash payment of $5.7 million.

     In August, 2000, as required by the terms of the Primary Notes in the event of a change of control, the Company paid $4.4 million to purchase for cash the remaining outstanding Primary Notes, at a purchase price of 101% of their accreted value as of August 16, 2000.

     In connection with the issuances in June 2000 of the 2010 Notes discussed above, the related early extinguishment of the debt replaced by the 2010 Notes, and the cash tender offer in August 2000, the Company incurred a loss on early retirement of debt of $20.1 million which has been reflected as a loss from extraordinary item in these consolidated financial statements.

     In June 2001, the Company repurchased $48.9 million in face value of its 2010 Notes for $15.5 million in cash, which was inclusive of $1.4 million of interest payments, in a series of transactions in the open market. The Company recognized an extraordinary gain of $32.3 million on these transactions.

     In July 2001, pursuant to the terms of the 2010 Notes, as a result of the Company becoming the publicly held parent holding company of Communications and after satisfying other preconditions set forth in the indenture governing the notes, Communications was released from its obligations on its 2010 Notes. As a result, the Company is now the sole obligor on the 2010 Notes. In addition, pursuant to a supplemental indenture, the Company became a co-obligor, along with Communications, on Communications' 2004 Notes.

(5) REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY

  COMMON STOCK

     In July 1999, the Company issued 7,540,502 shares of common stock at $16.67 per share and received proceeds, after expenses, of $118.3 million. In this offering, existing shareholders sold additional 881,543 shares of common stock for which the Company did not receive any proceeds.

     In September 1999, the Company reacquired 13,710 shares of its common stock at an aggregate purchase price of $0.1 million in partial cancellation of a note receivable from a stockholder for issuance of common stock and is classified as treasury stock in the accompanying consolidated financial statements.

     In October 1999, the Company approved an agreement (the "Employment Agreement") with the Chief Executive Officer ("CEO") under which he purchased a total of 225,000 shares of common stock at $19.21 per share. The Company retained the right to repurchase these shares at their cost in the event of termination of employment for any reason and agreed to finance the purchase price of the shares purchased. The agreement provided for the forgiveness of the note at the end of a three-year term of employment. Through July 2001, the $4.3 million owed to the Company was classified in the accompanying statements of redeemable preferred stock and stockholders' equity as notes receivable from stockholders for issuance of common stock. In August 2001, the Company amended the Employment Agreement. The amended Employment Agreement rescinded Item 9 of the Employment Agreement, under which 225,000 shares of the Company's common stock were issued (the "Note Shares") to the CEO for a non-recourse promissory note in the amount of $4.3 million (the "Note"). Pursuant to the amended Employment Agreement, the CEO has returned the Note Shares to the Company for cancellation. The Company has delivered the note to the CEO for cancellation. The cancellation of the Note and accrued interest has been recognized in the Consolidated Balance Sheet as a reduction to additional paid-in capital and notes receivable from stockholders for issuance of common stock.

     In February 2000, the Company issued 9,245,564 shares of common stock at $36.00 per share and received proceeds, after expenses, of $316.7 million. In this offering, existing shareholders sold an additional 43,562 shares of common stock for which the Company did not receive any proceeds.

     During 2000, the Company issued 209,699 shares of common stock pursuant to the exercise of warrants acquired in a private placement. As the warrants were exercised on a cashless basis, the Company did not receive any proceeds from the issuance.

     In June 2000, the Company issued 2,024,757 shares of common stock at $35.00 per share for a total value of $70.9 million in connection with the stock acquisition of Primary Network. The Company received no proceeds from this issuance of common stock.

     In June 2000, the Board of Directors authorized an increase in the number of shares of common stock of the Company from 90,000,000 shares to 300,000,000 shares of common stock.

     In August, 2000, the Company effected a three-for-two split on its common stock to shareholders of record on July 31, 2000. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from additional paid-in capital. All references to the number of common shares and per share amounts have been restated to reflect the stock split for all periods presented.

     During 2001, the Company issued 96,752 shares of common stock pursuant to the exercise of warrants acquired in a private placement. As the warrants were exercised on a cashless basis, the Company did not receive any proceeds from the issuance.

  PREFERRED STOCK

     In connection with the December 11, 2000 adoption of a Stockholder Rights Plan, the Company's Board of Directors authorized the creation of 100,000 shares of Series E Preferred Stock. Pursuant to the plan, preferred stock purchase rights will be distributed as a dividend at the rate of one right for each share of common stock held. The rights are designed to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their shares. Each right will entitle stockholders to buy one one-thousandth of a share of Series E Preferred Stock of the Company at an exercise price of $36.50.

     The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock or commences a tender or exchange offer upon consummation of which a person or group would beneficially own 15% or more of the Company's outstanding common stock. The Company will generally be entitled to redeem the Rights at $0.0001 per Right at any time until the 10th business day following public announcement that a person or group has acquired 15% or more of the Company's common stock.

     Quarterly dividends shall be paid to each holder of 1/1000th of a share of Series E preferred stock, such fraction of a share is referred to as a unit, in an amount equal to the greater of (1) $.01, or (2) the amount of any dividends paid during the previous quarter on any shares of the Company's common stock. Dividends shall begin to accrue from the date of issuance of each unit of Series E Preferred Stock. Accrued but unpaid dividends will not bear interest.

The holders of each unit of Series E Preferred Stock shall have the following voting rights:

     (1) The holders of each unit of Series E Preferred Stock shall be entitled to one vote on all matters submitted to a vote of the stockholders of the Company. The holders of units and the holders of shares of our common stock shall vote together as a class on all matters submitted to a vote of the stockholders;

     (2) If quarterly dividends are in arrears and unpaid for six or more quarters then the holders of the units, voting separately as a class, shall have the right to elect two of the Company's directors. If such an event occurs, then the number of members of the board of directors will be immediately and automatically increased by the number of directors elected by the holders of units of Series E preferred stock. The voting rights of the Series E Preferred Stock discussed in this subparagraph will be continued until all accrued and unpaid quarterly dividends have been paid, at which time, the term of any directors elected pursuant to the provisions of this subparagraph will terminate and the number of directors constituting our board of directors will be immediately and automatically decreased by that number.

     Upon the Company's liquidation, the holders of units of Series E Preferred Stock shall be entitled to receive their liquidation amounts plus accumulated and unpaid dividends, if any, on a pro rata basis with the holders of any series of preferred stock that ranks equally with the Series E Preferred Stock and before any amounts may be paid to holders of our common stock or other junior securities. The liquidation amount is the greater of (1) $.01 per unit of Series E Preferred Stock, or (2) an amount equal to the aggregate amount distributed to holders of our common stock.

     The units of Series E Preferred Stock are not redeemable.

     The units of Series E Preferred Stock shall rank junior to all other series of preferred stock of the Company as to the payment of dividends and the distribution of assets unless the certificate of designation of any such series shall provide otherwise.

     The terms of the Series E Preferred Stock shall not be amended in any manner that would alter or change the powers, preferences and special rights of the Series E Preferred Stock without the affirmative vote of the holders of a majority or more of the outstanding units of Series E Preferred Stock, voting separately as a class.

  REDEEMABLE PREFERRED STOCK

     The Company has authorized the issuance of up to 50,000,000 shares of preferred stock.

     In May 1999, the Company entered into an agreement with Providence Equity Partners III L.P. ("Providence"), JK&B Capital III L.P. ("JK&B III") and Wind Point Partners III L.P. ("Wind Point") under which Providence, JK&B III and Wind Point and their affiliates agreed to purchase 5,277,779 shares of newly issued Series B Convertible Preferred Stock ("Series B Preferred Stock") at $9.00 per share for net proceeds of approximately $46.7 million.

     Dividends accrued on the Series B Preferred Stock at the rate of 10% per annum from the issue date until November 21, 1999 and are payable in preference to any dividends that may be paid with respect to the Company's common stock. Effective November 22, 1999, the Company elected to terminate the accrual of dividends since the Company's stock price exceeded $18.00 per share for 20 consecutive trading days (the "Market Threshold").

     The Series B Preferred Stock was convertible into Common Stock at any time at the option of the holder. Initially, the conversion price was $9.00 per share and each share of Series B Preferred Stock was convertible into one share of common stock. The conversion price was subject to adjustment as a result of stock splits, stock dividends and certain other issuances of additional stock.

     The Series B Preferred Stock was issued in May 1999 with a beneficial conversion feature totaling $47.5 million measured as the difference between the conversion price of $9.00 per share and the fair value of the underlying common stock at the time of issuance, limited by the total amount of the proceeds of the preferred stock issued. The beneficial conversion feature has been recognized as an increase in additional paid-in capital, with an offsetting decrease in additional paid-in capital.

     During the years ended December 31, 2000 and 1999, the Company recorded a pro rata accretion of the Series B Preferred Stock to its anticipated redemption value. Such accretion was based on the market value of the common stock at the balance sheet date, not to exceed $18.00 per share based on the Market Threshold. For the years ended December 31, 2000 and 1999, the Company recorded accretion of $2.5 million and $6.1 million, respectively, related to the Series B Preferred Stock which has been recorded as an increase in redeemable preferred stock with a corresponding decrease in additional paid-in capital.

     In March 2000, the holders of the Series B Preferred Stock elected to convert their 5,277,779 shares, along with $2.6 million in dividends, into 8,354,796 shares of common stock.

     In November 1999, the Company entered into an agreement with Providence, JK&B III and their affiliates (the "Purchasers") under which the Purchasers purchased 1,250,000 shares of newly issued Series C Convertible Preferred Stock ("Series C Preferred Stock") at $28.00 per share for a total consideration of $35.0 million. Of the total consideration, $4.9 million was paid by an interest-bearing promissory note which was paid in February 2000. The transaction was consummated on December 30, 1999.

     Dividends accrue on the Series C Preferred Stock at the rate of 10% per annum, are cumulative and are payable in preference to any dividends that may be paid with respect to the Company's common stock. No accrued dividends in excess of $2.80 per share will be paid if the Company requires conversion of the Series C Preferred Stock within 30 months of issuance. The Company may require conversion if the Company's stock price exceeds $37.33 for 20 consecutive trading days.

     The Series C Preferred Stock is convertible into common stock at any time at the option of the holder. The initial conversion price was $28.00 per share and each share of Series C Preferred Stock was initially convertible into one share of common stock. The conversion price is subject to adjustment as a result of stock splits, stock dividends and certain other issuances of additional stock. The conversion price has been adjusted to $18.60 per share to reflect the 3-for-2 stock split in August 2000 and each share of Series C Preferred Stock is now convertible into one and one-half shares of common stock.

     The Series C Preferred Stock was issued in December 1999 with a beneficial conversion feature totaling $25.0 million measured as the difference between the initial conversion price of $28.00 per share and the fair value of the underlying common stock at the time of issuance. The beneficial conversion feature has been recognized as an increase in additional paid-in capital, with an offsetting decrease in additional paid-in capital.

     The Company has recorded a pro rata accretion of the Series C Preferred Stock to its anticipated redemption value. Such accretion is based on the market value of the common stock at the balance sheet date, not to exceed $37.33 per share based on the Market Threshold. For the year ended December 31, 2000, the Company recorded accretion of $4.3 million related to the Series C Preferred Stock which has been recorded as an increase in redeemable preferred stock with a corresponding decrease in additional paid-in capital. No accretion was recorded for the year ended December 31, 2001.

     The holders of the Series C Preferred Stock have the right to require the Company to redeem the Series C Preferred Stock after December 2005 or upon a sale of the Company. The redemption price will be equal to the greater of (x) $28.00 per share plus the greater of $2.80 per share or accrued and unpaid dividends, or (y) the value of the common stock into which the Series C Preferred Stock is then convertible.

     If the Company fails to redeem all shares of Series C Preferred Stock within six months of the date specified by the holders of the Series C Preferred Stock, then the holders of the Series C Preferred Stock will have the right to elect a majority of the Company's Board of Directors.

     The Series C Preferred Stock will vote along with the common stock on an as-converted basis. The purchasers of the Series C Preferred Stock have the right to nominate two or more of the directors depending on the size of the Company's Board of Directors and the percentage of the Company's stock represented by the outstanding Series C Preferred Stock. The purchasers of the Series C Preferred Stock also have the right to have their Board representative serve on each committee of the Company's Board and on the Board of each of the Company's subsidiaries.

     In February 2000, the Company completed an offering in which 4,140,000 shares of 7.25% Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock") at $50.00 per share were issued for $207.0 million in gross proceeds. Dividends accrue on the liquidation amount of $50.00 per share at the rate of 7.25% per year, which is equivalent to $3.625 per year, and are payable quarterly commencing on May 15, 2000, and must be paid before any dividends may be paid on the Company's common stock. At the Company's option, dividends may be paid in cash or in shares of the Company's common stock. During 2000, the Company declared regular quarterly dividends of $0.91 per share payable in 1,010,533 shares of the Company's common stock.

     If quarterly dividends are in arrears and unpaid for six or more quarters then the holders of the Series D Preferred Stock, voting separately as a class, shall have the right to elect two of the Company's directors. If such an event occurs, then the number of members of the board of directors will be immediately and automatically increased by the number of directors elected by the holders of Series D Preferred Stock. The voting rights of the Series D Preferred Stock discussed in this subparagraph will be continued until all accrued and unpaid quarterly dividends have been paid, at which time, the term of any directors elected pursuant to the provisions of this subparagraph will terminate and the number of directors constituting the Company's board of directors will be immediately and automatically decreased by that number.

     Beginning in January 2001, the Company entered into privately negotiated conversions of its Series D Preferred Stock into shares of the Company's common stock. As of December 31, 2001, the Company had converted 1,126,612 preferred shares into 2,199,831 common shares, primarily resulting from these agreements.

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

     Beginning in April 2001, the Company announced deferrals of the quarterly dividends on the Company's Series D Preferred Stock. Dividends will continue to accrue on the liquidation amount of $50.00 per share at the rate of 7.25% per year and will be payable, at the option of the Company, in cash or in shares of the Company's common stock.

     The holders of Series D Preferred Stock have no voting rights, except as otherwise required under Delaware law or as provided in the certificate of designation.

     Upon the Company's liquidation, the holders of the Series D Preferred Stock will be entitled to receive their liquidation amounts plus accumulated and unpaid dividends, if any, on a pro rata basis with the holders of any series of preferred stock which ranks equally with the Series D Preferred Stock and before any amounts may be paid to holders of the Company's common stock or other junior securities. The liquidation amount is $50.00 per share.

     A holder of shares of Series D Preferred Stock may convert those shares into the Company's common stock at any time. Initially, each share of Series D Preferred Stock was convertible into 0.7652 shares of the Company's common stock at a conversion price of $65.34 per share. The conversion price and number of shares may be adjusted as a result of stock splits, stock dividends, exchange or tender offers and other issuances of additional stock or non-stock distributions and has been adjusted to 1.1478 shares of the Company's common stock at a conversion price of $43.56 per share to reflect the 3-for-2 split in August 2000.

     On or after February 15, 2003, the Company may, at its option, cancel the conversion rights of the Series D Preferred Stock if the closing price of the Company's common stock equals or exceeds 140% of the conversion price for at least 20 trading days within any 30 trading day period.

     On February 15, 2012, the Company will be required to redeem all of the outstanding shares of the Series D Preferred Stock at a redemption price, payable in cash, equal to the liquidation amount plus accumulated and unpaid dividends, if any, whether or not declared, to the date of redemption.

     On or after February 15, 2002, but before February 15, 2003, if the closing price of the Company's common stock equals or exceeds 150% of the conversion price for at least 20 trading days within any 30 day trading period, the Company may redeem the Series D Preferred Stock, which is referred to as a provisional redemption. If the Company redeems the Series D Preferred Stock, the redemption price will be 105.8% of the liquidation amount, plus accumulated and unpaid dividends, if any, whether or not declared, to the date of the provisional redemption. If the Company undertakes a provisional redemption, the holders of shares of the Series D Preferred Stock called for redemption also will receive an additional payment in an amount equal to the present value of the dividends that would have been payable on the Series D Preferred Stock for the period from the date of the provisional redemption to February 15, 2003. The Company may pay the redemption price, including any additional payment in cash or, at its option, if the Company satisfies conditions specified in the certificate of designation for the Series D Preferred Stock, in shares of the Company's common stock or a combination thereof.

(6) STOCK OPTION PLAN

     The Company has a stock option plan, which allows the Board of Directors to grant incentives to employees in the form of incentive stock options and non-qualified stock options. As of December 31, 2001, the Company had reserved 12,960,000 shares of common stock to be issued under the plan.

     Substantially all options have been granted to employees at a price equal to fair market value and vest primarily over a three to five year period with an acceleration provision for certain events or qualified changes in control. All options expire within ten years of the date of grant. In connection with the acquisition of Primary Network, the Company assumed all the outstanding options of Primary Network.

     Stock option transactions during 2001, 2000 and 1999 are as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                                NUMBER     EXERCISE
                                                              OF SHARES     PRICE
                                                              ----------   --------
Outstanding at December 31, 1998............................   2,739,300    $ 3.45
Granted.....................................................   3,654,360    $10.39
Exercised...................................................    (518,550)   $ 3.25
Canceled....................................................    (547,200)   $ 9.28
                                                              ----------
Outstanding at December 31, 1999............................   5,327,910    $11.25
Granted.....................................................  15,992,615    $21.54
Exercised...................................................  (1,089,032)   $ 2.71
Canceled....................................................  (9,912,030)   $29.21
                                                              ----------
Outstanding at December 31, 2000............................  10,319,463    $11.03
Granted.....................................................   5,807,390    $ 0.69
Exercised...................................................    (114,050)   $ 0.67
Canceled....................................................  (9,777,152)   $10.98
                                                              ----------
Outstanding at December 31, 2001............................   6,235,651    $ 1.84
                                                              ==========
Exercisable at December 31, 1999............................   1,222,610    $ 2.73
                                                              ==========
Exercisable at December 31, 2000............................     644,532    $ 8.28
                                                              ==========
Exercisable at December 31, 2001............................     650,863    $ 5.64
                                                              ==========

     The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its plan. Accordingly, compensation expense is recognized for stock based compensation plans to the extent that stock options have an exercise price below fair market value on the measurement date. During 2001 and 2000, the Company recognized related stock-based compensation expense of $3.1 million and $3.3 million, respectively.

     In September 2000, the Board of Directors approved a re-pricing of stock options for all employees who made an election by the close of business on September 14, 2000. The Company re-priced 7.1 million options to an exercise price of $8.70 per share with a vesting period of four years.

     On August 27, 2001, the Company announced an offer to exchange outstanding stock options for all eligible employees who made an election by the close of business on September 27, 2001. The re-pricing offer provided each eligible employee the opportunity to exchange outstanding stock options granted under the stock option plan for new options to purchase the Company's common stock. Each new option is exercisable for a number of shares of common stock equal to 75% of the number of shares of common stock for which the eligible options were exercisable. Each new option has an exercise price equal to the closing sale price of the Company's common stock as reported by the NASDAQ on September 27, 2001 and vests over a three-year period beginning September 27, 2001. On September 27, 2001, eligible options to purchase 6.3 million shares of common stock were tendered for exchange. Subject to the terms and conditions of the offer to exchange, the Company issued new options to purchase 4.7 million shares of common stock at a grant price of $0.22 per share, of which 4.4 million shares were outstanding as of December 31, 2001.

     In accordance with APB Opinion No. 25 and variable plan accounting, the Company measures compensation for options subject to re-pricing as the amount by which the quoted market value of the Company's stock exceeds the option price, multiplied by the number of shares granted under the options. Changes in the quoted market value of those shares between the date of grant and the measurement date result in a change in the measure of compensation. Over the vesting period of the options, compensation is expensed ratably. Between the end of the vesting period and the measurement date, changes in compensation are recognized immediately in operations. The Company has recognized $0.1 million in stock-based compensation expense for the options exchanged in September 2001 as the market price of the common stock at December 31, 2001 was above the current exercise prices. The Company has not recognized compensation expense for the options re-priced in September 2000 as the market price of the common stock was below the exercise prices.

     The Company has adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with SFAS No. 123, the Company has elected not to recognize compensation cost related to stock options with exercise prices equal to the market price at date of issuance. Had the Company determined compensation cost using the fair value based method defined in SFAS No. 123, the Company's results from operations would have been as follows for the years ended December 31 (in thousands, except per share amounts):

                                                              AS REPORTED   PRO FORMA
                                                              -----------   ---------
2001
Net loss before extraordinary item..........................   $(500,062)   $(594,897)
Net loss....................................................    (467,740)    (562,575)
Basic and diluted loss per share of common stock............       (8.26)       (9.86)
Gain per share applicable to extraordinary item.............        0.55         0.55
2000
Net loss before extraordinary item..........................   $(224,649)   $(277,916)
Net loss....................................................    (244,714)    (297,981)
Basic and diluted loss per share of common stock............       (5.20)       (6.23)
Loss per share applicable to extraordinary item.............       (0.39)       (0.39)
1999
Net loss....................................................   $ (69,769)   $ (73,547)
Basic and diluted loss per share of common stock............       (5.09)       (5.22)

     For options granted during the year ended December 31, 2001, the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $3.89, using the following assumptions: dividend yield of 0%; expected option life of 6.0 years; risk free interest rate 4.87% and an expected volatility of 155%.

     For options granted during the years ended December 31, 2000 and 1999, the weighted average fair value of options, on the date of grant, estimated using the Black-Scholes option pricing model, was $27.85 and $15.87, respectively, using the following assumptions: dividend yield of 0%; expected option life at December 2000 and 1999 of 6.0 and 6.5 years; risk free interest rate of 5.24% and 6.54% and expected volatility of 128% and 153.7%, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                         WEIGHTED
                                            SHARES        AVERAGE     WEIGHTED     NUMBER      WEIGHTED
                                          OUTSTANDING    REMAINING    AVERAGE    EXERCISABLE   AVERAGE
                                          AT DEC. 31,   CONTRACTUAL   EXERCISE   AT DEC. 31,   EXERCISE
RANGE OF EXERCISE PRICE                      2001          LIFE        PRICE        2001        PRICE
-----------------------                   -----------   -----------   --------   -----------   --------
$0.20 to $8.33..........................   5,386,967     8.7 years     $ 0.70      423,544      $ 3.71
$8.34 to $12.49.........................     819,734     4.7 years     $ 8.71      216,597      $ 8.72
$12.50 to $18.74........................      22,200     7.2 years     $16.63        8,700      $16.61
$18.75 to $28.11........................       2,250     7.5 years     $23.83          900      $23.83
$28.12 to $42.17........................       3,000     8.1 years     $36.70          748      $36.70
$42.18 to $63.25........................       1,500     8.2 years     $46.83          374      $46.83
                                           ---------     ---------     ------      -------      ------
$0.20 to $63.25.........................   6,235,651     8.2 years     $ 1.84      650,863      $ 5.64
                                           =========                               =======

(7) LOSS PER SHARE

     SFAS No. 128, "Earnings Per Share," requires the Company to calculate its earnings per share based on basic and diluted earnings per share, as defined. Basic and diluted loss per share for the years ended December 31, 2001, 2000, and 1999 were computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock during the period.

     The Company had options and warrants to purchase common shares, and redeemable preferred stock which can be converted to common shares, outstanding at December 31, 2001, 2000 and 1999, that were not included in the calculation of diluted loss per share because the effect would be antidilutive, as follows:

                                                               2001         2000        1999
                                                             ---------   ----------   ---------
Options and Warrants.......................................  6,353,164   10,436,976   5,380,848
Redeemable preferred stock.................................  5,334,915    6,626,892   9,791,668

(8) INCOME TAXES

     The net deferred tax asset as of December 31, 2001 and 2000 is as follows (in thousands):

                                                                2001       2000
                                                              --------   ---------
Deferred Tax Asset
  Net operating loss carry-forward..........................  $301,975   $ 169,345
  Other.....................................................    10,049       6,965
                                                              --------   ---------
                                                               312,024     176,310
  Less: valuation allowance.................................  (261,825)   (138,751)
                                                              --------   ---------
  Net deferred tax asset....................................    50,199      37,559
                                                              --------   ---------
Deferred Tax Liability
  Property and equipment....................................    41,753      30,392
  Other.....................................................     8,446       7,167
                                                              --------   ---------
  Net deferred tax liability................................    50,199      37,559
                                                              --------   ---------
Net.........................................................  $     --   $      --
                                                              ========   =========

     SFAS No. 109 requires recognition of the future tax benefit of these assets to the extent realization of such benefits is more likely than not; otherwise, a valuation allowance is applied. At December 31, 2001 and 2000, the Company determined that $261.8 million and $138.8 million, respectively, of tax benefits did not meet the realization criteria because of the Company's historical operating results. Accordingly, a valuation allowance was applied to reserve against the applicable deferred tax asset.

     At December 31, 2001 and 2000, the Company had net operating loss carry-forwards available for income tax purposes of approximately $816.5 million and $457.7 million, respectively, which expire principally from 2011 to 2021.

(9) NETWORK OPTIMIZATION COST

     In September 2000, the Company announced the cancellation of 339 collocations and the delay of entrance into twelve markets in the Northeast and Northwest. The Company recognized a $12.0 million network optimization charge in the third quarter of 2000 associated with commitments made for collocation sites. As of December 31, 2001 and 2000, the Company had incurred $9.1 million and $7.0 million, respectively, of these charges and had $2.9 million and $5.0 million, respectively, of remaining reserves classified as Accrued Network Optimization Cost in the Consolidated Balance Sheet.

     In February 2001, the Company announced the cancellation of its plans to enter those markets, representing more than 350 collocations. The Company recognized a network optimization charge of $24.0 million in the first quarter of 2001 associated with the commitments made for switch sites and collocations for these markets. At the time of its initial network optimization charge, the Company had switch site lease commitments of $13.6 million related to these markets, expiring from 2005 through 2010, of which $2.0 million was included in the estimated charge representing lease commitments through December 31, 2001. During the fourth quarter of 2001, as a result of unfavorable lease negotiations, the Company revised its original estimate and recorded an additional network optimization charge of $2.1 million to cover lease commitments through July 2002. As of December 31, 2001, the Company has incurred $24.4 million of these charges and has $1.7 million of remaining reserves classified as Accrued Network Optimization Cost in the Consolidated Balance Sheet.

     In May 2001, the Company announced plans to close down operations in twelve of its recently opened markets, representing more than 180 collocations and recognized a network optimization charge of $209.1 million in the second quarter of 2001. The Company exited these markets in the third quarter of 2001. Included in the charge was $126.8 million for the goodwill and customer base associated with the Primary Network business, which was eliminated as a result of the market closings, $65.1 million for property and equipment including collocations and switch sites and $17.2 million for other costs associated with exiting these markets. During the fourth quarter of 2001, as a result of favorable negotiations with various carriers, the Company reduced its original network optimization charge by $2.1 million. As of December 31, 2001, the Company has incurred $65.1 million and $6.1 million of charges related to property and equipment and other costs, respectively, and has $9.0 million of remaining reserves classified as Accrued Network Optimization Costs.

     These Accrued Network Optimization costs as of December 31, 2001 represent amounts paid or estimated to be paid. Actual payments will be based on ultimate settlements with various carriers, net of any costs that may be recoverable through sales of the related assets, and the Company's ability to enter into sublease agreements for its switch site and sales office leases.

     At December 31, 2001, the Company has total switch and office lease commitments as a result of the actions taken in the three network optimization charges of $18.0 million related to these markets, expiring from 2002 through 2010. These remaining commitments of $4.6 million have been included in Accrued Network Optimization Cost representing lease commitments through June 2003. The Company estimates that it will be successful in entering into sublease agreements or terminating the remaining lease commitments within the period estimated.

(10) 401(K) PLAN

     The Company maintains a defined contribution 401(k) plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code ("IRC"). The Plan covers substantially all employees that meet certain service requirements. Under the Plan, eligible employees may voluntarily contribute a percentage of their compensation, subject to limits under the IRC. The Plan provides for discretionary matching contributions by the

Company which were $0.8 million, $0.6 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(11) COMMITMENTS AND CONTINGENCIES

  LEASE OBLIGATIONS

     The Company has entered into various operating lease agreements with expirations through 2010, for its switching facilities, offices, and office equipment. Future minimum lease obligations in effect as of December 31, 2001 are as follows (in thousands):

Payments during the year ending December 31:
  2002......................................................   $13,779
  2003......................................................    13,001
  2004......................................................    12,804
  2005......................................................     9,628
  2006......................................................     7,183
  Thereafter................................................    19,558
                                                               -------
                                                               $75,953
                                                               =======

     Rent expense was $10.5 million, $10.1 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. As discussed in Note 9, the Company plans to reduce the future commitments associated with switch site and sale leases in turned down markets through negotiated settlements.

  EMPLOYMENT AGREEMENTS

     The Company's Employment Agreement with the CEO provided a $1.0 million signing bonus, which was subject to repayment if the CEO's employment was terminated before three years of employment under certain circumstances. Pursuant to the terms of the amended Employment Agreement, the Company agreed that the signing bonus shall become immediately fully vested such that the CEO would not be required to repay the bonus or any portion thereof. Upon acceptance of the amended Employment Agreement, the Company recognized the remaining unamortized portion of the signing bonus as a component of general and administrative expenses within the Consolidated Statement of Operations

  PURCHASE COMMITMENTS

     In the ordinary course of business, the Company enters into purchase agreements with its equipment vendors and collocation site providers. As of December 31, 2001, the Company had total unfulfilled commitments with equipment vendors of approximately $3.3 million and with collocation site providers of approximately $1.0 million for the augmentation of collocation sites. The Company also has various agreements with certain carriers for transport, long distance and other network services. At December 31, 2001, the Company's minimum commitment under these agreements is $16.7 million, which expire through July 2005.

  LITIGATION

     The Company is party to various legal proceedings, most of which relate to routine matters incidental to its business. In addition to these incidental legal proceedings, the Company was also named in a class action lawsuit brought by various shareholders in September 2000. The Company was named in a judicial complaint in August 2001 brought by Fir Tree Partners, a bondholder of the Company.

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

     On February 11, 2002, the United States District Court for the Western District of New York entered its Decision and Order dismissing the class action lawsuit. On March 11, 2002, the plaintiffs in this suit filed their appeal of the Decision and Order in the United States Court of Appeals in the second circuit. The Company cannot predict the outcome of this appeal.

     On August 1, 2001, the Company was named in a judicial complaint seeking declaratory relief for certain obligations to Fir Tree Partners, a bondholder of the Company. On November 8, 2001, the New York State Supreme Court granted the Company's motion to dismiss the complaint. No appeal was taken by Fir Tree Partners from the dismissal.

  INTERCONNECTION AGREEMENTS

     The Company has interconnection agreements with seven incumbent local exchange carriers. These agreements expire on various dates through October 2003.

     The Company is dependent on the cooperation of the incumbent local exchange carriers to provide access service for the origination and termination of its local and long distance traffic. Historically, charges for these services have made up a significant percentage of the overall cost of providing these services. To the extent the access services of the local exchange carriers are used, the Company and its customers are subject to the quality of service, equipment failures and service interruptions of the local exchange carriers.

(12) RISKS AND UNCERTAINTIES

     Various long distance carriers and Incumbent Carriers lease loop, transport and network facilities to the Company. The pricing of such facilities are governed by either a tarriff or an interconnection agreement. These carriers bill the Company for its use of such facilities. From time to time, the carriers present inaccurate bills to the Company, which it disputes. As a result of such billing inaccurracies, the Company records an estimate of its liability based on its measurement of services received. Actual results may differ from these estimates.

(13) RELATED PARTY TRANSACTIONS

     The facilities which house the Company's office in Las Vegas are owned by an entity principally owned by two of the Company's former directors. Total related rent expense was $1.6 million, $1.6 million and $0.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     During 1999, the Company entered into a capital lease agreement for an aircraft, the owners of which were former directors of the Company. All assets under capital leases were capitalized using interest rates appropriate at the inception of each lease. Capital leases were recorded at cost and depreciated over the lesser of the estimated life or lease term. Total related lease payments were $0.3 million and $0.1 million in 2000 and 1999, respectively. The lease was terminated during May 2000.

(14) SUBSEQUENT EVENTS

     During January 2002, the Company entered into certain agreements with former employees, whereby in consideration for the payment of $0.1 million and return of 81,000 shares of the Company's common stock, the former employees were released from $0.4 million of obligations related to the notes receivable from stockholders for issuance of common stock.

     On February 25, 2002, the Company announced that it had reached an agreement with an informal committee representing approximately 66% of the outstanding principal amount of its 2010 Notes on a comprehensive recapitalization plan that would eliminate a significant portion of the Company's long-term debt and all of its preferred stock. Under the proposed recapitalization plan, the Company would use $19.0 million of cash on hand and issue common stock to eliminate $583.4 million in debt and preferred stock, as well as the associated $49.5 million of annual interest expense related to the Company's 2010 Notes and $15.8 million of annual dividend payments on its preferred stock.

     On March 22, 2002, the Company announced that it had successfully completed its bondholder solicitation which resulted in more than 99% of the holders of the Company's 2010 Notes entering into voting agreements with the Company in support of the proposed recapitalization plan announced on February 25, 2002. On March 27, 2002, each bondholder who participated in the solicitation received a consent fee equal to their pro-rata share of the $19.0 million.

     In addition, more than two-thirds of the holders of the Company's issued and outstanding shares of preferred stock have also entered into voting agreements with the Company in support of the proposed recapitalization plan.

     With the necessary backing of these key constituencies, the Company plans to move forward with its recapitalization plan, which would retire $583.4 million in debt and preferred stock in exchange for a consent fee of $19.0 million in cash and new equity in the reorganized company. The Company and its subsidiaries, Communications and Mpower Lease Corporation, intend to implement the proposed recapitalization plan by commencing a voluntary, pre-negotiated Chapter 11 proceeding no later than April 30, 2002. This Chapter 11 proceeding may also include other subsidiaries. The Company will continue ongoing efforts to secure the additional funding needed to complete the recapitalization plan.

     Subject to the court's approval, the Company's proposed recapitalization plan would provide that its 2010 Noteholders receive 85% of the common stock of the recapitalized company's issued and outstanding stock on the effective date of the plan, and be entitled to nominate four new members to the reorganized company's seven member Board of Directors. The Company's preferred and common stockholders would receive 13.5% and 1.5% respectively of the common stock of the re-capitalized company on the effective date of the plan, and the preferred stockholders would be entitled to nominate one new director to the reorganized company's Board of Directors.

     The series of planned transactions included in the Chapter 11 filing and recapitalization plan would reduce federal income tax attributes by the amount of any debt forgiveness income. The federal and state net operating loss ("NOL") carryforwards would be reduced and any remaining NOL carryforward amount would be subject to limitations under Section 382 of the Internal Revenue Code.

     As part of the Chapter 11 proceeding, the Company will be required to file a plan of reorganization with the Bankruptcy Court. In order for the plan to be confirmed by the Court, among other things, the requisite votes under the Bankruptcy Code must be received and the plan must satisfy the requirements set forth in Section 1129 of the Bankruptcy Code.

     During the Chapter 11 proceeding, the Company plans to continue to provide customers with its complete range of services. The Company does not currently expect any significant impact on its employees, customers or suppliers. Due to its remaining available cash resources, the Company does not believe that it will require debtor-in-possession financing.

     The proposed recapitalization plan also provides for an employee stock option plan for up to 10% of the common stock of the re-capitalized company's issued and outstanding common stock on the effective date of the plan (including existing options), which would dilute the ownership percentages referenced above.

     On March 22, 2002 the Company also announced that it will voluntarily move from NASDAQ National Market (the "NASDAQ") to the NASD Over the Counter (the "NASD") Bulletin Board, a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (OTC) equity securities. The Company expects that its common and preferred stock will continue to trade under the symbols MPWR and MPWRP, respectively. After the Company files Chapter 11, the Company expects its stock will continue to trade on the OTC Bulletin Board, but the ticker symbol may change.

     The Company started to scale back the markets it served in early 2001, to focus its resources on the markets it expected to be the most profitable. Most recently, on February 25, 2002, the Company announced that it was ceasing operations in Charlotte, North Carolina, where it was serving approximately 500 customers. The Company is in the process of estimating the costs associated with exiting this market.

(15) RECENT ACCOUNTING PRONOUNCEMENTS

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

(16) SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                       FIRST      SECOND      THIRD    FOURTH
                                                      QUARTER     QUARTER    QUARTER   QUARTER
                                                     ---------   ---------   -------   -------
Year Ended December 31, 2001:
Operating Revenues.................................  $  46,602   $  49,653   $49,810   $49,630
Loss from Operations...............................    (93,241)   (276,440)  (49,991)  (47,925)
Loss from Operations before Extraordinary Item.....    (98,506)   (284,686)  (57,973)  (58,897)
Loss Applicable to Common Stockholders.............   (108,229)   (257,060)  (61,573)  (62,660)
Basic and Diluted Loss per Share of Common Stock...      (1.85)      (4.32)    (1.04)    (1.06)
Gain per Share Applicable to Extraordinary Item....         --        0.54        --        --
Year Ended December 31, 2000:
Operating Revenues.................................  $  25,458   $  30,918   $45,905   $44,581
Loss from Operations...............................    (29,250)    (40,938)  (79,403)  (70,692)
Loss from Operations before Extraordinary Item.....    (25,344)    (40,677)  (83,537)  (75,091)
Loss Applicable to Common Stockholders.............    (31,840)    (65,901)  (89,276)  (81,351)
Basic and Diluted Loss per Share of Common Stock...      (0.79)      (1.23)    (1.60)    (1.44)
Loss per Share Applicable to Extraordinary Item....         --       (0.36)       --     (0.01)

(17) GOING CONCERN MATTERS

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company incurred losses applicable to common stockholders of $489.5 million, $268.4 million and $151.0 million in 2001, 2000 and 1999, respectively. The Company continues to generate negative cash flows from operating and investing activities and estimates that it has the resources to fund the Company's current operations through the end of 2002, but that additional resources could be required thereafter. In addition, as described in Note 14, the Company intends to implement its recapitalization plan by commencing a voluntary Chapter 11 proceeding, most likely in the second quarter of 2002. These factors, among others, indicate that the Company may be unable to continue as a going concern.

     The Company's operations require substantial capital investment for the purchase of equipment and the development and maintenance of its network. Management expects to continue to require substantial amounts of capital to acquire customers, fund operating losses, augment the network in existing markets and develop new products and services.

     The Company has completed, and is pursuing, several initiatives intended to increase liquidity and better position the Company to compete under current conditions and anticipated changes in the telecommunications sector. These include:

     - Implementing the recapitalization of its balance sheet as described in
       Note 14 as soon as possible

     - Retaining financial advisors to assist in obtaining additional equity or debt financing

     - Aggressively seeking possible funding sources

     - Continuing to update its prospective business plans and forecasts to assist in monitoring current and future liquidity

     - Closing unprofitable or underperforming markets

     - Reducing general and administrative expenses through various cost cutting measures

     - Introducing new products and services with greater profit margins

     - Analyzing the pricing of its current products and services to ensure they are competitive and meet Company objectives

     - Redeploying assets held for future use to reduce the requirement for capital expenditures

     The Company's continuation as a going concern is dependent on its ability to meet the above initiatives, among others. However, there can be no assurance that the Company will be successful in obtaining additional debt or equity financing, or in obtaining a bank facility on terms acceptable to the Company, or at all, or that management's estimate of additional funds required is accurate. The financial statements do not include any adjustments relating to the recoverability and classification of assets and the satisfaction and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(18) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The following information sets forth the condensed consolidating balance sheets of the Company as of December 31, 2001 and 2000 and the condensed consolidating statements of operations and cash flows for each of the three years in the period ended December 31, 2001, for the Company, the parent company, the subsidiary of the Company which guarantees the 2004 Notes ("Subsidiary Guarantor") and the combined subsidiaries of the Company which are not Subsidiary Guarantors ("Subsidiary Nonguarantors.") The Subsidiary Guarantor is wholly owned and the guarantee is full, unconditional, joint and several obligations for the Subsidiary Guarantor. The accounting policies of the subsidiaries are the same as those described in Note 1 Summary of Significant Accounting Policies. There are no restrictions on the ability of the Subsidiary Guarantor to transfer funds to the Company in the form of cash dividends, loans or advances.

CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2001

                                       PARENT     SUBSIDIARY    SUBSIDIARY
                                       COMPANY    GUARANTOR    NONGUARANTORS   ELIMINATIONS   CONSOLIDATED
                                      ---------   ----------   -------------   ------------   ------------
                                                                 (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.........  $     100   $    6,892     $   2,144     $        --     $   9,136
  Investments available-for-sale....         --       10,671       150,473              --       161,144
  Restricted investments............         --       12,050           590              --        12,640
  Accounts receivable, net..........         --       24,001           824              --        24,825
  Prepaid expenses and other current
     assets.........................         --        5,315           272              --         5,587
  Intercompany receivable
     (payable)......................    (24,839)     588,507      (563,668)             --            --
                                      ---------   ----------     ---------     -----------     ---------
       Total current assets.........    (24,739)     647,436      (409,365)             --       213,332
  Property and equipment, net.......                 182,419       203,453              --       385,872
  Investments in subsidiaries.......    488,258     (239,148)           --        (249,110)           --
  Goodwill and other intangibles,
     net............................         --           --            --              --            --
  Other assets......................      7,746        6,697            --              --        14,443
                                      ---------   ----------     ---------     -----------     ---------
       Total assets.................  $ 471,265   $  597,404     $(205,912)    $  (249,110)    $ 613,647
                                      =========   ==========     =========     ===========     =========
Current liabilities:
  Current maturities of long-term
     debt and capital lease
     obligations....................  $      --   $      697     $   7,032     $        --     $   7,729
  Accounts payable -- Trade.........         --       26,192        (1,856)             --        24,336
  Accounts payable -- Property and
     equipment......................         --        2,685         1,808              --         4,493
  Accrued interest..................     12,367        1,656            --              --        14,023
  Other liabilities.................         --       27,200        17,557              --        44,757
                                      ---------   ----------     ---------     -----------     ---------
       Total current liabilities....     12,367       58,430        24,541              --        95,338
  Senior notes, net.................    370,366       50,437            --              --       420,803
  Other long-term debt and capital
     lease obligations, less current
     maturities.....................         --          811         1,343              --         2,154
                                      ---------   ----------     ---------     -----------     ---------
       Total liabilities............    382,733      109,678        25,884              --       518,295
  Commitments and contingencies 10%
     Series C convertible preferred
     stock..........................     46,610           --            --              --        46,610
  7.25% series D convertible
     preferred stock................    156,220           --            --              --       156,220
  Stockholders' (deficit) equity:
  Common stock......................         59           --            --              --            59
  Additional paid-in capital........    712,334    1,289,012        75,556      (1,364,568)      712,334
  Accumulated deficit...............   (826,615)    (800,754)     (314,704)      1,115,458      (826,615)
  Treasury stock and other..........        (76)        (532)        7,352              --         6,744
                                      ---------   ----------     ---------     -----------     ---------
       Total stockholders' (deficit)
          equity....................   (114,298)     487,726      (231,796)       (249,110)     (107,478)
                                      ---------   ----------     ---------     -----------     ---------
  Total liabilities, redeemable
     preferred stock and
     stockholders' (deficit)
     equity.........................  $ 471,265   $  597,404     $(205,912)    $  (249,110)    $ 613,647
                                      =========   ==========     =========     ===========     =========

CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2000

                                        PARENT     SUBSIDIARY    SUBSIDIARY
                                        COMPANY    GUARANTOR    NONGUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       ---------   ----------   -------------   ------------   ------------
                                                                  (IN THOUSANDS)
Current assets:
  Cash and cash equivalents..........  $      --   $    4,359     $   6,078      $      --      $   10,437
  Investments available-for-sale.....         --      131,448       361,356             --         492,804
  Restricted investments.............         --           --         1,065             --           1,065
  Accounts receivable, net...........         --       25,321         2,796             --          28,117
  Prepaid expenses and other current
     assets..........................         --        1,425         1,401             --           2,826
  Intercompany receivable
     (payable).......................         --      700,874      (700,874)            --              --
                                       ---------   ----------     ---------      ---------      ----------
       Total current assets..........         --      863,427      (328,178)            --         535,249
  Property and equipment, net........                 218,581       263,684             --         482,265
  Investments in subsidiaries........    313,137       26,527            --       (339,664)             --
  Goodwill and other intangibles,
     net.............................         --           --       137,469             --         137,469
  Other assets.......................         --       16,784           693             --          17,477
                                       ---------   ----------     ---------      ---------      ----------
       Total assets..................  $ 313,137   $1,125,319     $  73,668      $(339,664)     $1,172,460
                                       =========   ==========     =========      =========      ==========
Current liabilities:
  Current maturities of long-term
     debt and capital lease
     obligations.....................  $      --   $      840     $   7,582      $      --      $    8,422
  Accounts payable -- Trade..........         --       32,260         4,324             --          36,584
  Accounts payable -- Property and
     equipment.......................         --       37,484         1,779             --          39,263
  Accrued interest...................         --       15,613            --             --          15,613
  Other liabilities..................         --       15,564        18,602             --          34,166
                                       ---------   ----------     ---------      ---------      ----------
       Total current liabilities.....         --      101,761        32,287             --         134,048
  Senior notes, net..................         --      466,845            --             --         466,845
  Other long-term debt and capital
     lease obligations, less current
     maturities......................         --        1,609         8,205             --           9,814
                                       ---------   ----------     ---------      ---------      ----------
       Total liabilities.............         --      570,215        40,492             --         610,707
  Commitments and contingencies 10%
     Series C convertible preferred
     stock...........................         --       42,760            --             --          42,760
  7.25% series D convertible
     preferred stock.................         --      202,126            --             --         202,126
  Stockholders' (deficit) equity:
  Common stock.......................         57           57            --            (57)             57
  Additional paid-in capital.........    672,031      672,031        75,556       (747,587)        672,031
  Accumulated deficit................   (358,875)    (358,875)      (49,029)       407,904        (358,875)
  Treasury stock and other...........        (76)      (2,995)        6,649             76           3,654
                                       ---------   ----------     ---------      ---------      ----------
       Total stockholders' (deficit)
          equity.....................    313,137      310,218        33,176       (339,664)        316,867
                                       ---------   ----------     ---------      ---------      ----------
  Total liabilities, redeemable
     preferred stock and
     stockholders' (deficit)
     equity..........................  $ 313,137   $1,125,319     $  73,668      $(339,664)     $1,172,460
                                       =========   ==========     =========      =========      ==========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

                                    PARENT     SUBSIDIARY    SUBSIDIARY
                                    COMPANY    GUARANTOR    NONGUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   -------------   ------------   ------------
                                                              (IN THOUSANDS)
Operating revenues...............  $      --   $ 185,958      $  60,036       $(50,299)     $ 195,695
Cost of operating revenues.......         --     146,252         12,457             --        158,709
Selling, general and
  administrative expenses........         --     214,409         28,191        (50,299)       192,301
Stock-based compensation
  expense........................         --          --          3,081             --          3,081
Network optimization cost........         --      49,669        183,414             --        233,083
Depreciation and amortization....         --      36,075         40,043             --         76,118
                                   ---------   ---------      ---------       --------      ---------
       Loss from operations......         --    (260,447)      (207,150)            --       (467,597)
Gain on sale of assets, net......         --       3,257          2,339             --          5,596
Interest income..................         --      80,055        (59,243)            --         20,812
Interest expense, net............    (25,861)    (31,391)        (1,621)            --        (58,873)
Equity earnings in subsidiary....   (441,879)   (265,675)            --        707,554             --
                                   ---------   ---------      ---------       --------      ---------
       Loss before extraordinary
          item...................   (467,740)   (474,201)      (265,675)       707,554       (500,062)
Gain on retirement of debt.......         --      32,322             --             --         32,322
                                   ---------   ---------      ---------       --------      ---------
       Net Loss..................  $(467,740)  $(441,879)     $(265,675)      $707,554      $(467,740)
                                   =========   =========      =========       ========      =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000

                                    PARENT     SUBSIDIARY    SUBSIDIARY
                                    COMPANY    GUARANTOR    NONGUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   -------------   ------------   ------------
                                                              (IN THOUSANDS)
Operating revenues...............  $      --   $ 135,488      $ 41,660        $(30,286)     $ 146,862
Cost of operating revenues.......         --     107,856        11,911                        119,767
Selling, general and
  administrative expenses........         --     194,871        16,473         (30,286)       181,058
Stock-based compensation
  expense........................         --       3,345            --              --          3,345
Network optimization cost........         --       9,438         2,562              --         12,000
Depreciation and amortization....         --      22,779        28,196              --         50,975
                                   ---------   ---------      --------        --------      ---------
       Loss from operations......         --    (202,801)      (17,482)             --       (220,283)
Gain on sale of assets, net......         --         102            --              --            102
Interest income..................         --      68,139       (26,673)             --         41,466
Interest expense, net............         --     (45,046)         (888)             --        (45,934)
Equity earnings in subsidiary....   (244,714)    (45,043)           --         289,757             --
                                   ---------   ---------      --------        --------      ---------
       Loss before extraordinary
          item...................   (244,714)   (224,649)      (45,043)        289,757       (224,649)
Loss on retirement of debt.......         --     (20,065)           --                        (20,065)
                                   ---------   ---------      --------        --------      ---------
       Net Loss..................  $(244,714)  $(244,714)     $(45,043)       $289,757      $(244,714)
                                   =========   =========      ========        ========      =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

                                      PARENT    SUBSIDIARY    SUBSIDIARY
                                     COMPANY    GUARANTOR    NONGUARANTORS   ELIMINATIONS   CONSOLIDATED
                                     --------   ----------   -------------   ------------   ------------
                                                               (IN THOUSANDS)
Operating revenues.................  $     --    $ 55,066       $13,823        $(13,823)      $ 55,066
Cost of operating revenues.........        --      42,078            --                         42,078
Selling, general and administrative
  expenses.........................        --      66,593            --         (13,823)        52,770
Stock-based compensation expense...        --         714            --              --            714
Depreciation and amortization......        --      10,506         8,415              --         18,921
                                     --------    --------       -------        --------       --------
       Loss from operations........        --     (64,825)        5,408              --        (59,417)
Gain on sale of assets, net........        --         224            --              --            224
Interest income....................        --       7,698             4              --          7,702
Interest expense, net..............        --     (18,278)           --              --        (18,278)
Equity earnings in subsidiary......   (69,769)      5,412            --          64,357             --
                                     --------    --------       -------        --------       --------
       Net (Loss) Income...........  $(69,769)   $(69,769)      $ 5,412        $ 64,357       $(69,769)
                                     ========    ========       =======        ========       ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2001

                                      PARENT    SUBSIDIARY    SUBSIDIARY
                                      COMPANY   GUARANTOR    NONGUARANTORS   ELIMINATIONS   CONSOLIDATED
                                      -------   ----------   -------------   ------------   ------------
                                                                (IN THOUSANDS)
Net cash (used in) provided by
  operating activities..............   $100      $(28,171)     $(191,134)        $ --        $(219,205)
Cash flows from investing
  activities:
  Purchases of property and
     equipment, net.................     --       (64,175)       (22,227)          --          (86,402)
  Sale of investments available for
     sale, net......................     --       122,132        214,779           --          336,911
  (Purchase) sale of restricted
     investments....................     --       (12,050)           460           --          (11,590)
  Other.............................     --            --          1,601           --            1,601
                                       ----      --------      ---------         ----        ---------
Net cash provided by investing
  activities........................     --        45,907        194,613           --          240,520
                                       ----      --------      ---------         ----        ---------
Cash flows from financing
  activities:
  Repurchase of senior notes........     --       (14,134)            --           --          (14,134)
  Payments on other long-term debt
     and capital lease obligations,
     net............................     --        (1,141)        (7,413)          --           (8,554)
  Proceeds from issuance of common
     stock..........................     --            72             --           --               72
                                       ----      --------      ---------         ----        ---------
Net cash used in financing
  activities........................     --       (15,203)        (7,413)          --          (22,616)
                                       ----      --------      ---------         ----        ---------
Net increase (decrease) in cash and
  cash equivalents..................    100         2,533         (3,934)          --           (1,301)
Cash and cash equivalents, beginning
  of year...........................     --         4,359          6,078           --           10,437
                                       ----      --------      ---------         ----        ---------
Cash and cash equivalents, end of
  year..............................   $100      $  6,892      $   2,144         $ --        $   9,136
                                       ====      ========      =========         ====        =========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000

                                     PARENT    SUBSIDIARY    SUBSIDIARY
                                     COMPANY   GUARANTOR    NONGUARANTORS   ELIMINATIONS   CONSOLIDATED
                                     -------   ----------   -------------   ------------   ------------
                                                               (IN THOUSANDS)
Net cash (used in) provided by
  operating activities.............  $    --   $(313,327)     $171,778        $     --      $(141,549)
Cash flows from investing
  activities:
  Purchases of property and
     equipment, net................       --    (124,822)     (162,088)             --       (286,910)
  Purchase of investments available
     for sale, net.................       --    (356,603)           --              --       (356,603)
  Net cash paid for acquisition of
     business......................       --     (13,475)           --              --        (13,475)
  Sale of restricted investments...       --      21,191            --              --         21,191
                                     -------   ---------      --------        --------      ---------
Net cash used in investing
  Activities.......................       --    (473,709)     (162,088)             --       (635,797)
                                     -------   ---------      --------        --------      ---------
Cash flows from financing
  activities:
  Proceeds from issuance of senior
     notes, net....................       --     243,220            --              --        243,220
  Costs associated with issuance of
     senior notes..................              (10,482)           --              --        (10,482)
  Proceeds from issuance of
     convertible preferred stock...       --     200,575            --              --        200,575
  Payments of senior notes.........       --      (9,647)           --              --         (9,647)
  Payments on other long-term debt
     and capital lease obligations,
     net...........................       --        (753)       (3,612)             --         (4,365)
  Payments received on stockholders
     note..........................       --       5,825            --              --          5,825
  Proceeds from issuance of common
     stock.........................       --     319,678            --              --        319,678
                                     -------   ---------      --------        --------      ---------
Net cash (used in) provided by
  financing activities.............       --     748,416        (3,612)             --        744,804
                                     -------   ---------      --------        --------      ---------
Net increase (decrease) in cash and
  cash equivalents.................       --     (38,620)        6,078              --        (32,542)
Cash and cash equivalents,
  beginning of year................       --      42,979            --              --         42,979
                                     -------   ---------      --------        --------      ---------
Cash and cash equivalents, end of
  year.............................  $    --   $   4,359      $  6,078        $     --      $  10,437
                                     =======   =========      ========        ========      =========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999

                                          PARENT    SUBSIDIARY    SUBSIDIARY
                                         COMPANY    GUARANTOR    NONGUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         --------   ----------   -------------   ------------   ------------
                                                                   (IN THOUSANDS)
Net cash (used in) provided by
  operating activities.................  $     --    $(85,017)     $ 39,104        $     --       $(45,913)
Cash flows from investing activities:
  Purchases of property and equipment,
     net...............................        --     (44,096)      (39,104)             --        (83,200)
  Purchase of investments available for
     sale, net.........................        --     (54,707)           --              --        (54,707)
  Sale of restricted investments.......        --      19,123            --              --         19,123
                                         --------    --------      --------        --------       --------
Net cash used in investing
  activities...........................        --     (79,680)      (39,104)             --       (118,784)
                                         --------    --------      --------        --------       --------
Cash flows from financing activities:
  Proceeds from issuance of convertible
     preferred stock...................        --      76,263            --              --         76,263
  Payments on other long-term debt and
     capital lease obligations, net....        --        (439)           --              --           (439)
  Proceeds from issuance of common
     stock.............................        --     119,966            --              --        119,966
                                         --------    --------      --------        --------       --------
Net cash provided by financing
  activities...........................        --     195,790            --              --        195,790
                                         --------    --------      --------        --------       --------
Net increase in cash and cash
  equivalents..........................        --      31,093            --              --         31,093
Cash and cash equivalents, beginning of
  year.................................        --      11,886            --              --         11,886
                                         --------    --------      --------        --------       --------
Cash and cash equivalents, end of
  year.................................  $     --    $ 42,979      $     --        $     --       $ 42,979
                                         ========    ========      ========        ========       ========

                           MPOWER HOLDING CORPORATION

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED
                               DECEMBER 31, 2001

                                                              ADDITIONS
                                                       -----------------------
                                          BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                          BEGINNING    COSTS AND      OTHER                      END
DESCRIPTION                                OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS    OF YEAR
-----------                               ----------   ----------   ----------   ----------   ----------
Allowance for doubtful accounts.........    $5,271      $  7,057     $     --     $  7,998     $ 4,330
Accrued network optimization costs......    $5,030      $233,083     $     --     $224,520     $13,593

                           MPOWER HOLDING CORPORATION

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED
                               DECEMBER 31, 2000

                                                              ADDITIONS
                                                       -----------------------
                                          BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                          BEGINNING    COSTS AND      OTHER                      END
DESCRIPTION                                OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS    OF YEAR
-----------                               ----------   ----------   ----------   ----------   ----------
Allowance for doubtful accounts.........    $  961      $  5,469     $     --     $  1,159     $ 5,271
Accrued network optimization costs......    $   --      $ 12,000     $     --     $  6,970     $ 5,030

                           MPOWER HOLDING CORPORATION

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED
                               DECEMBER 31, 1999

                                                              ADDITIONS
                                                       -----------------------
                                          BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                          BEGINNING    COSTS AND      OTHER                      END
DESCRIPTION                                OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS    OF YEAR
-----------                               ----------   ----------   ----------   ----------   ----------
Allowance for doubtful accounts.........    $  541      $  1,750     $     --     $  1,330     $   961