Form 10-Q
period 2002-03-31
MPOWER HOLDING CORP
filed 2002-05-14
CIK 1117042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                       COMMISSION FILE NUMBER 33339884-01

                           MPOWER HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      52-2232143
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                             Identification No.)

                          175 SULLY'S TRAIL, SUITE 300
                               PITTSFORD, NY 14534
                    (Address of principal executive offices)

                                 (585) 218-6550
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 YES |X| NO | |

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

                                 YES |X| NO | |

         The number of shares outstanding of the issuer's common stock, as of May 6, 2002:

  Common stock (par value $0.001 per share) .... 59,465,233 shares outstanding

                           MPOWER HOLDING CORPORATION

                                      INDEX

PART I--  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements                                                                   PAGE NO.
                                                                                                              --------
          Consolidated Balance Sheets - March 31, 2002 (Unaudited) and December 31, 2001...................       3

          Consolidated Statements of Operations - Three months ended March 31, 2002
          and 2001 (Unaudited).............................................................................       4

          Consolidated Statements of Cash Flows - Three months ended March 31, 2002
          and 2001 (Unaudited).............................................................................       5

          Consolidated Statements of Redeemable Preferred Stock and Stockholders' Deficit for
          the period from December 31, 2000 to March 31, 2002 (Unaudited)..................................       6

          Condensed Notes to Unaudited Interim Consolidated Financial Statements...........................       7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations............      17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......................................      27

PART II-- OTHER INFORMATION

Item 1.   Legal Proceedings................................................................................      28

Item 2.   Changes in Securities and Use of Proceeds........................................................      28

Item 3.   Defaults upon Senior Securities..................................................................      28

Item 5.   Other Information................................................................................      29

Item 6.   Exhibits and Reports on Form 8-K.................................................................      29

SIGNATURES.................................................................................................      31

PART I - FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements

                           MPOWER HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                            MARCH 31,   DECEMBER 31,
                                                                                                              2002          2001
                                                                                                              ----          ----
                                                                                                           (UNAUDITED)
                                                      ASSETS
Current assets:
   Cash and cash equivalents ...........................................................................    $  40,805     $   9,136
   Investments available-for-sale ......................................................................       64,136       161,144
   Restricted investments ..............................................................................       10,930        12,640
   Accounts receivable, less allowance for doubtful accounts of $4,698 and $4,330 at
      March 31, 2002 and December 31, 2001, respectively ...............................................       20,306        24,825
   Prepaid expenses and other current assets ...........................................................        6,674         5,587
                                                                                                            ---------     ---------
         Total current assets ..........................................................................      142,851       213,332
Property and equipment, net ............................................................................      364,375       385,872
Deferred financing costs, net of accumulated amortization of $2,389 and $2,095 at March 31, 2002 and
      December 31, 2001, respectively ..................................................................       27,131         8,400
Other assets ...........................................................................................        9,586         6,043
                                                                                                            ---------     ---------
      Total assets .....................................................................................    $ 543,943     $ 613,647
                                                                                                            =========     =========

                                             LIABILITIES, REDEEMABLE PREFERRED
                                             STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current maturities of long-term debt and capital lease obligations ..................................    $   7,636     $   7,729
   Accounts payable:
      Trade ............................................................................................       20,153        24,336
      Property and equipment ...........................................................................        2,498         4,493
   Accrued interest ....................................................................................       28,047        14,023
   Accrued sales tax payable ...........................................................................        6,454         7,077
   Accrued network optimization costs ..................................................................       17,806        13,593
   Accrued other expenses ..............................................................................       23,133        24,087
                                                                                                            ---------     ---------
      Total current liabilities ........................................................................      105,727        95,338
Senior notes, net of unamortized discount of $10,334 and $10,686 at March 31, 2002 and
      December 31, 2001, respectively ..................................................................      421,155       420,803
Other long-term debt and capital lease obligations .....................................................          420         2,154
                                                                                                            ---------     ---------
         Total liabilities .............................................................................      527,302       518,295
                                                                                                            ---------     ---------
Commitments and contingencies
Redeemable preferred stock:
   10% Series C convertible preferred stock, 1,250,000 shares authorized, issued and outstanding at
      March 31, 2002 and December 31, 2001, respectively ...............................................       47,669        46,610
   7.25% Series D convertible preferred stock, 2,963,388 and 3,013,388 shares authorized,
      issued and outstanding at March 31, 2002 and December 31, 2001, respectively .....................      156,369       156,220
Stockholders' deficit:
   Preferred stock, 45,686,612 and 45,636,612 shares authorized but unissued at March 31, 2002
      and December 31, 2001, respectively ..............................................................           --            --
   Series E preferred stock, 100,000 shares authorized but unissued ....................................           --            --
   Common stock, $0.001 par value, 300,000,000 shares authorized, 59,465,233 and 59,488,843
      shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively ..............           59            59
Additional paid-in capital .............................................................................      711,033       712,334
Accumulated deficit ....................................................................................     (900,339)     (826,615)
Less: treasury stock, 13,710 shares, at cost ...........................................................          (76)          (76)
Notes receivable from stockholders for issuance of common stock ........................................         (538)         (973)
Accumulated other comprehensive income .................................................................        2,464         7,793
                                                                                                            ---------     ---------
         Total stockholders' deficit ...................................................................     (187,397)     (107,478)
                                                                                                            ---------     ---------
         Total liabilities, redeemable preferred stock and stockholders' deficit .......................    $ 543,943     $ 613,647
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

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                              ---------
                                                                         2002             2001
                                                                         ----             ----
Operating revenues:
   Telecommunications services ........................              $     53,299     $     46,602
Operating expenses:
   Cost of operating revenues .........................                    39,575           40,572
   Selling ............................................                    14,913           15,883
   General and administrative .........................                    27,695           36,886
   Stock-based compensation expense ...................                       201              933
   Network optimization cost ..........................                    19,000           24,000
   Depreciation and amortization ......................                    17,448           21,569
                                                                     ------------     ------------
                                                                          118,832          139,843
                                                                     ------------     ------------
      Loss from operations ............................                   (65,533)         (93,241)
Other income (expense):
   Gain on sale of assets, net ........................                     4,234            1,774
   Interest income ....................................                     1,770            7,728
   Interest expense (net of amount capitalized)  ......                   (14,195)         (14,767)
                                                                     ------------     ------------

      Net loss ........................................                   (73,724)         (98,506)
Accrued preferred stock dividends .....................                    (3,634)          (9,723)
                                                                     ------------     ------------
Net loss applicable to common stockholders ............              $    (77,358)    $   (108,229)
                                                                     ============     ============
Basic and diluted loss per share of common
   stock ..............................................              $      (1.30)    $      (1.85)
                                                                     ============     ============
Basic and diluted weighted average
   shares outstanding .................................                59,453,529       58,529,427
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

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                                    ---------
                                                                                             2002              2001
                                                                                             ----              ----
Cash flows from operating activities:
    Net loss .......................................................................       $(73,724)         $ (98,506)
    Adjustments to reconcile net loss to net cash used in  operating activities:
      Depreciation and amortization ................................................         17,448             21,569
      Network optimization cost ....................................................         19,000             24,000
      Bad debt expense .............................................................          2,407              2,025
      Gain on sale of assets, net ..................................................         (4,234)            (1,774)
      Amortization of debt discount ................................................            352                395
      Amortization of deferred debt financing costs ................................            294                342
      Stock-based compensation expense .............................................            201                933
      Changes in assets and liabilities:
          Decrease in accounts receivable ..........................................          2,796              7,138
          (Increase) decrease in prepaid expenses and other current assets .........         (1,087)               396
          Increase in other assets .................................................         (4,366)              (105)
          (Decrease) increase in accounts payable - trade ..........................         (4,183)             8,922
          Decrease  in accrued sales tax payable ...................................           (623)              (217)
          Decrease in accrued network optimization costs ...........................         (2,530)           (10,068)
          Increase in accrued interest and other expenses ..........................         10,030             19,172
                                                                                           --------          ---------
Net cash used in  operating activities .............................................        (38,219)           (25,778)
                                                                                           --------          ---------
Cash flows from investing activities:
    Purchase of property and equipment, net of payables ............................         (6,133)           (41,772)
    Sale of investments available-for-sale .........................................         95,022            120,399
    Sale (purchase) of restricted investments ......................................          1,710               (292)
                                                                                           --------          ---------
Net cash provided by investing activities ..........................................         90,599             78,335
                                                                                           --------          ---------
Cash flows from financing activities:
    Payments on other long-term debt and capital lease obligations .................         (1,827)            (2,011)
    Proceeds from principal stockholder's short swing profit .......................            141                 --
    Payment of bondholder consent fee ..............................................        (19,025)                --
    Proceeds from issuance of common stock .........................................             --                 14
                                                                                           --------          ---------
Net cash used in financing activities ..............................................        (20,711)            (1,997)
                                                                                           --------          ---------
Net increase in cash and cash equivalents ..........................................         31,669             50,560
Cash and cash equivalents at beginning of period ...................................          9,136             10,437
                                                                                           --------          ---------
Cash and cash equivalents at the end of period .....................................       $ 40,805          $  60,997
                                                                                           ========          =========
Supplemental schedule of non-cash investing and financing activities:
    Preferred stock converted to common stock ......................................       $  2,426          $  47,775
                                                                                           ========          =========
    Preferred stock dividends paid in common stock .................................       $     --          $   2,995
                                                                                           ========          =========
    Preferred stock dividends accrued ..............................................       $  3,634          $   3,348
                                                                                           ========          =========

             See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                          MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                             REDEEMABLE
                                                                           PREFERRED STOCK              COMMON STOCK      ADDITIONAL
                                                      COMPREHENSIVE        ---------------              ------------       PAID-IN
                                                           LOSS          SHARES        AMOUNT       SHARES       AMOUNT    CAPITAL
                                                           ----          ------        ------       ------       ------    -------
BALANCE AT DECEMBER 31, 2000 .......................                   5,390,000   $    244,886   56,875,870    $     57  $ 672,031
Unrealized loss on investments
available-for-sale .................................   $    (1,231)           --             --           --          --         --
Warrants and options exercised for
common stock .......................................            --            --             --      211,072          --         72
Cancellation of stockholder's note for
common stock .......................................            --            --             --     (225,000)         --     (4,904)
Stock-based compensation ...........................            --            --             --           --          --      3,081
Accrued preferred stock dividend ...................            --            --         15,157           --          --    (15,157)
Preferred dividends paid in common stock ...........            --            --         (2,995)     427,070          --      2,995
7.25% Series D convertible preferred stock
  converted to common stock ........................            --    (1,126,612)       (54,218)   2,199,831           2     54,216
Net loss ...........................................      (467,740)           --             --           --          --         --
                                                       -----------     ---------   ------------   ----------    --------  ---------
COMPREHENSIVE LOSS .................................      (468,971)
                                                       -----------
BALANCE AT DECEMBER 31, 2001 .......................                   4,263,388        202,830   59,488,843          59    712,334
Unrealized loss on investments
available-for-sale .................................   $    (5,329)           --             --           --          --         --
Cancellation of stockholders' notes for common stock            --            --             --      (81,000)         --       (435)
Principal stockholder's short swing profit .........            --            --             --           --          --        141
Stock-based compensation ...........................            --            --             --           --          --        201
Accrued preferred stock dividend ...................            --            --          3,634           --          --     (3,634)
7.25% Series D convertible preferred stock
  converted to common stock ........................            --       (50,000)        (2,426)      57,390          --      2,426
Net loss ...........................................       (73,724)           --             --           --          --         --
                                                       -----------     ---------   ------------   ----------    --------  ---------
COMPREHENSIVE LOSS .................................   $   (79,053)
                                                       ===========
BALANCE AT MARCH 31, 2002 (UNAUDITED) ..............                   4,213,388   $    204,038   59,465,233    $     59  $ 711,033
                                                                       =========   ============   ==========    ========  =========

                                                                                           NOTES         ACCUMULATED
                                                                                       RECEIVABLE FROM      OTHER
                                                                    TREASURY STOCK    STOCKHOLDERS FOR  COMPREHENSIVE     TOTAL
                                                      ACCUMULATED  -----------------     ISSUANCE OF        INCOME     STOCKHOLDERS'
                                                        DEFICIT    SHARES     AMOUNT    COMMON STOCK        (LOSS)       DEFICIT
                                                        -------    ------     ------    ------------        ------       -------
BALANCE AT DECEMBER 31, 2000 .......................   $(358,875)   13,710     $ (76)     $(5,294)      $   9,024      $ 316,867
Unrealized loss on investments
available-for-sale .................................          --        --        --           --          (1,231)        (1,231)
Warrants and options exercised for
common stock .......................................          --        --        --           --              --             72
Cancellation of stockholder's note for
common stock .......................................          --        --        --        4,321              --           (583)
Stock-based compensation ...........................          --        --        --           --              --          3,081
Accrued preferred stock dividend ...................          --        --        --           --              --        (15,157)
Preferred dividends paid in common stock ...........          --        --        --           --              --          2,995
7.25% Series D convertible preferred stock
  converted to common stock ........................          --        --        --           --              --         54,218
Net loss ...........................................    (467,740)       --        --           --              --       (467,740)
                                                       ---------    ------     -----      -------       ---------      ---------
COMPREHENSIVE LOSS .................................

BALANCE AT DECEMBER 31, 2001 .......................    (826,615)   13,710       (76)        (973)          7,793       (107,478)
Unrealized loss on investments
available-for-sale .................................          --        --        --           --          (5,329)        (5,329)
Cancellation of stockholders' notes for common stock          --        --        --          435              --             --
Principal stockholder's short swing profit .........          --        --        --           --              --            141
Stock-based compensation ...........................          --        --        --           --              --            201
Accrued preferred stock dividend ...................          --        --        --           --              --         (3,634)
7.25% Series D convertible preferred stock
  converted to common stock ........................          --        --        --           --              --          2,426
Net loss ...........................................     (73,724)       --        --           --              --        (73,724)
                                                       ---------    ------     -----      -------       ---------      ---------
COMPREHENSIVE LOSS .................................

BALANCE AT MARCH 31, 2002 (UNAUDITED) ..............   $(900,339)   13,710     $ (76)     $  (538)      $   2,464      $(187,397)
                                                       =========    ======     =====       =======      =========      =========

              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                           MPOWER HOLDING CORPORATION
     CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Mpower Holding Corporation, (the "Company"), a Delaware corporation, include the accounts of the Company and its wholly owned subsidiary, Mpower Communications Corp. ("Communications") and other subsidiaries of Communications. All significant inter-company balances and transactions have been eliminated.

      These consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

      The consolidated balance sheet at December 31, 2001 was derived from the audited consolidated financial statements of the Company, but does not include all disclosures required under generally accepted accounting principles.

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

      Certain reclassifications have been made in the prior period financial statements to conform to the current presentation.

(2) PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):

                                                                 MARCH 31,       DECEMBER 31,
                                                                   2002              2001
                                                                   ----              ----
                                                                (UNAUDITED)
Buildings and property ................................         $   5,715         $   5,715
Telecommunication and switching equipment .............           340,092           335,475
Leasehold improvements ................................            43,000            41,213
Computer hardware and software ........................            27,938            28,436
Office equipment and other ............................            26,808            26,494
                                                                ---------         ---------
                                                                  443,553           437,333
Less accumulated depreciation and amortization ........          (141,019)         (123,687)
                                                                ---------         ---------
                                                                  302,534           313,646
Assets held for future use ............................            43,247            42,134
Construction in progress ..............................            18,594            30,092
                                                                ---------         ---------
Net property and equipment ............................         $ 364,375         $ 385,872
                                                                =========         =========

      As further discussed in Note 5 "Network Optimization Cost", the assets held for future use are primarily related to the recovery of switch and collocation equipment from markets cancelled or exited during 2001 and 2002 which will be redeployed throughout the Company's remaining operating markets.

(3) REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

      During January 2002, holders of the 7.25% Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock") converted 50,000 preferred shares into 57,390 shares of the Company's common stock.

      During January 2002, the Company entered into certain agreements with former employees, whereby in consideration for the payment of $0.1 million and return of 81,000 shares of the Company's common stock, the former employees were released from $0.4 million of obligations related to the notes receivable from stockholders for issuance of common stock.

      In January 2002, the Company announced a deferral of the quarterly dividend on the Company's Series D Preferred Stock. Dividends will continue to accrue on the liquidation amount of $50.00 per share at the rate of 7.25% per year and will be payable, at the option of the Company, in cash or in shares of the Company's common stock.

      A principal stockholder purchased and sold shares of the Company's common stock, resulting in a short-swing profit under Section 16(b) of the Securities Exchange Act of 1934. The settlement agreement between the Company and the principal stockholder required that the Company be reimbursed for the short-swing profit in the amount of $0.6 million. In March 2002 the Company received $0.1 million of the settlement, and received the remaining $0.5 million in April 2002.

(4) COMMITMENTS AND CONTINGENT LIABILITIES

      In the ordinary course of business, the Company enters into purchase agreements with its equipment vendors and collocation site providers. As of March 31, 2002, the Company had total unfulfilled commitments with equipment vendors of approximately $3.3 million and with collocation site providers of approximately $0.5 million for the augmentation of collocation sites. The Company also has various agreements with certain carriers for transport, long distance and other network services. At March 31, 2002, the Company's minimum commitment under these agreements is $26.1 million, which expire through July 2005.

      The Company is party to various legal proceedings, most of which relate to routine matters incidental to its business. However, on September 20, 2000, a class action lawsuit was commenced against the Company and its chief executive officer (the "CEO"), in federal court for the Western District of New York. On March 6, 2001, an amended consolidated class action complaint was served in that action, seeking to recover damages for alleged violations by the Company of the Securities Exchange Act of 1934 and rule 10(b)-5 thereunder (the "Exchange Act") and section 11 of the Securities Act of 1933. The amended consolidated complaint also seeks to recover damages against several of the Company's officers and former members of its board of directors in addition to the CEO. The amended consolidated complaint also names various underwriters as defendants in the action. On February 11, 2002, the Court issued its Decision and Order dismissing the class action lawsuit. On March 11, 2002, the plaintiffs in the suit filed their appeal of the Decision and Order in the United States Court of Appeals in the Second Circuit. The Company cannot predict the outcome of this appeal.

      The Company and the individual defendant officers and former board members have denied any wrongdoing and will vigorously contest the class action lawsuit. Any judgment that is significantly greater than the Company's available insurance coverage could have a material adverse effect on the Company's results of operations and/or financial condition.

      Except as set forth above and except for the bankruptcy proceedings discussed below, management does not believe that the outcome of any legal proceedings will have a material adverse effect on the Company's financial position or results of operations.

(5) NETWORK OPTIMIZATION COST

      The Company has recognized several charges related to the cancellation of markets.

      In September 2000, the Company recognized a $12.0 million network optimization charge associated with commitments made for collocation sites. As of March 31, 2002, the Company had incurred $9.1 million of these charges and had $2.9 million of remaining reserves classified as Accrued Network Optimization Costs in the Consolidated Balance Sheet.

      In February 2001, the Company recognized a network optimization charge of $24.0 million associated with the commitments made for switch sites and collocations. During the fourth quarter of 2001, as a result of unfavorable lease negotiations, the Company revised its original estimate and recorded an additional network optimization charge of $2.1 million to cover lease commitments through July 2002. As of March 31, 2002, the Company had incurred $25.8 million of these charges and had $0.3 million of remaining reserves classified as Accrued Network Optimization Costs.

      In May 2001, the Company recognized a network optimization charge of $209.1 million. Included in the charge was $126.8 million for the goodwill and customer base associated with the Primary Network business, $65.1 million for property and equipment including collocations and switch sites and $17.2 million for other costs associated with exiting these markets. During the fourth quarter of 2001, as a result of favorable negotiations with various carriers, the Company reduced its original network optimization charge by $2.1 million. As of March 31, 2002, the Company had incurred $65.1 million and $7.2 million of charges related to property and equipment and other costs, respectively, and had $7.9 million of remaining reserves classified as Accrued Network Optimization Costs.

      In February 2002, the Company announced plans to close down operations in Charlotte, North Carolina and eliminate certain other non-performing sales offices. The Company also cancelled the implementation of a new billing system in February 2002. The Company recognized a network optimization charge of $19.0 million in the first quarter of 2002. Included in the charge was $12.5 million for the write down of its investment in software and assets for a new billing system, $3.7 million for property and equipment including collocations and switch sites and $2.8 million for other costs associated with exiting these markets. As of March 31, 2002, the Company had incurred $11.0 million, $0.5 million and $0.8 million of charges related to the billing system, property and equipment and other costs, respectively, and had $6.7 million of remaining reserves classified as Accrued Network Optimization Costs.

      These Accrued Network Optimization costs as of March 31, 2002 represent amounts paid or estimated to be paid. Actual payments will be based on ultimate settlements with various carriers and vendors, net of any costs that may be recoverable through sales of the related assets, and the Company's ability to enter into sublease agreements for its switch site and sales office leases.

(6) CHAPTER 11 PROCEEDINGS

      On February 25, 2002, the Company announced that it had reached an agreement with an informal committee representing approximately 66% of the outstanding principal amount of its 13% Senior Notes due 2010 (the "2010 Notes") on a comprehensive recapitalization plan that would eliminate a significant portion of the Company's long-term debt and all of its preferred stock. Under the proposed recapitalization plan, the Company would use $19.0 million of cash on hand and issue common stock to eliminate $583.4 million in debt and preferred stock, as well as the associated $49.5 million of annual interest expense related to the Company's 2010 Notes and $15.8 million of annual dividend payments on its preferred stock.

      On March 22, 2002, the Company announced that it had successfully completed its bondholder solicitation which resulted in more than 99% of the holders of the Company's 2010 Notes entering into voting agreements with the Company in support of the proposed recapitalization plan announced on February 25, 2002. On March 27, 2002, each bondholder who participated in the solicitation received a consent fee equal to their pro-rata share of the $19.0 million which is included in deferred financing costs on the consolidated balance sheet.

      In addition, more than two-thirds of the holders of the Company's issued and outstanding shares of preferred stock have also entered into voting agreements with the Company in support of the proposed recapitalization plan.

      On April 8, 2002, the Company filed a voluntary, pre-negotiated reorganization plan for the Company and its subsidiary, Communications and Mpower Lease Corporation, a wholly owned subsidiary of Communications, under Chapter 11 of the Federal bankruptcy code in the U.S. Bankruptcy Court for the District of Delaware. Under the filed reorganization plan, the Company would retire $583.4 million in debt and preferred stock in exchange for the aforementioned $19.0 million consent fee and new equity of the reorganized company. Since that date, the Company has operated as a debtor in possession.

      Subject to the bankruptcy court's approval, the Company's proposed reorganization plan would provide that the holders of its 2010 Notes receive 85% of the common stock of the recapitalized company's issued and outstanding stock on the effective date of the plan, and be entitled to nominate four new members to the reorganized company's seven member Board of Directors. The Company's preferred and common stockholders would receive 13.5% and 1.5% respectively of the common stock of the reorganized company on the effective date of the plan, and the preferred stockholders would be entitled to nominate one new director to the reorganized company's Board of Directors. The Company's reorganization plan is currently scheduled for a confirmation hearing before the Court on July 17, 2002.

      The series of planned transactions included in the Chapter 11 filing and reorganization plan would reduce federal income tax attributes by the amount of any debt forgiveness income. The federal and state net operating loss ("NOL") carryforwards would be reduced and any remaining NOL carryforward amount would be subject to limitations under Section 382 of the Internal Revenue Code.

      As part of the Chapter 11 proceeding, the Company filed a plan of reorganization with the Bankruptcy Court. The plan needs to be confirmed by the Court, which will require, among other things, the requisite votes under the Bankruptcy Code and that the plan satisfy the requirements set forth in Section 1129 of the Bankruptcy Code.

      During the Chapter 11 proceeding, the Company plans to continue to provide customers with its complete range of services. The Company does not currently expect any significant impact on its employees, customers or suppliers. Due to its remaining available cash resources, the Company does not believe that it will require debtor-in-possession financing.

      The proposed reorganization plan also provides for an employee stock option plan for up to 10% of the common stock of the reorganized company's issued and outstanding common stock on the effective date of the plan (including existing options), which would dilute the ownership percentages referenced above.

      As of April 4, 2002, the Company voluntarily moved its common stock and its Series D Preferred Stock from the NASDAQ National Market (the "NASDAQ") to the NASD Over the Counter Bulletin Board ("OTC Bulletin Board"), a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The Company's common stock and Series D Preferred Stock are expected to continue to trade under the symbols MPWRQ and MPWPQ, respectively, during the time that the Company is in bankruptcy. As a consequence of its move from the NASDAQ to the OTC Bulletin Board, it is expected that the Company's stockholders will find it more difficult to buy or sell shares of, or obtain accurate quotations as to the market value of its common stock. In addition, the Company's common stock may be substantially less attractive as collateral for margin borrowings and loan purposes, for investment by financial institutions under their internal policies or state legal investment laws, or as consideration in future capital raising transactions.

(7) RECENT ACCOUNTING PRONOUNCEMENTS

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

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The Company adopted the provisions of this standard on January 1, 2002. SFAS No. 142 provides that goodwill and other acquired intangible assets with indefinite lives will no longer be amortized, but will be subject to at least an annual assessment for impairment through the application of a fair-value-based test. The adoption of SFAS No. 142 has not had a material effect on the financial results of the Company as the Company eliminated its goodwill and other intangible assets in May 2001 (Refer to Note 5). Had the Company adopted the provisions of SFAS No. 142 for all periods presented the effect would have been as follows:

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                    2002             2001
                                                                    ----             ----
              Net loss applicable to common stockholders,
                as reported                                     $   (77,358)    $  (108,229)
              Goodwill amortization                                      --           3,220
              Adjusted net loss applicable to common
                stockholders                                    $   (77,358)    $  (105,009)
              Basic and diluted loss per share, as reported     $     (1.30)    $     (1.85)

              Goodwill amortization per share                            --            0.06
              Adjusted basic and diluted loss per share         $     (1.30)    $     (1.79)

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

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). The Company adopted the provisions of this standard on January 1, 2002. This standard addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The adoption of SFAS No. 144 has not had a material effect on the financial results of the Company.

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). This standard rescinds FASB No. 4 and an amendment to that Statement, FASB No. 64, which relates to extinguishment of debt. It rescinds FASB No. 44 which relates to certain sale-leaseback transactions. The Company will adopt SFAS No. 145 effective April 1, 2002. Except for reclassification of gains and losses recognized as a result of early extinguishment of debt to other income (expense) in 2001 and 2000, respectively, management does not expect the adoption of SFAS No. 145 to have a material impact on the Company's financial results.

(8) GOING CONCERN MATTERS

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The Company incurred losses applicable to common stockholders of $77.4 million during the first quarter of 2002 and $489.5 million and $268.4 million in 2001 and 2000, respectively. The Company continues to generate negative cash flows from operating activities and estimates that it has the resources to fund the Company's current operations through the first quarter of 2003, but that additional resources could be required thereafter. In addition, as described in
Note 6, the Company implemented its reorganization plan through a voluntary Chapter 11 proceeding, which was filed on April 8, 2002. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

      The Company has completed, and is pursuing, several initiatives intended to increase liquidity and better position the Company to compete under current conditions and anticipated changes in the telecommunications sector. These include:

      - Implementation of the recapitalization of its balance sheet as described in Note 6
      - Retaining financial advisors to assist in obtaining additional equity or debt financing
      -     Aggressively seeking possible funding sources

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

      The Company's continuation as a going concern is dependent on its ability to meet the above initiatives, among others. However, there can be no assurance that the Company will be successful in having its reorganization plan confirmed by the Bankruptcy Court, in obtaining additional debt or equity financing, or in obtaining a bank facility on terms acceptable to the Company, or at all, or that management's estimate of additional funds required is accurate. The financial statements do not include any adjustments relating to the recoverability and classification of assets and the satisfaction and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(9) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      The following information sets forth the condensed consolidating balance sheets of the Company as of March 31, 2002 and December 31, 2001 and the condensed consolidating statements of operations and cash flows for the three months ended March 31, 2002 and 2001, for the Company, the subsidiary of the Company which guarantees the 2004 Notes ("Subsidiary Guarantor") and the combined subsidiaries of the Company which are not Subsidiary Guarantors ("Subsidiary Nonguarantors.") The Subsidiary Guarantor is wholly owned and the guarantee is the full, unconditional, joint and several obligation of the Subsidiary Guarantor. The accounting policies of the subsidiaries are the same as those of the Company which are described in Note 1 of the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. There are no restrictions on the ability of the Subsidiary Guarantor to transfer funds to the Company in the form of cash dividends, loans or advances.

                                                          Parent     Subsidiary     Subsidiary
                                                         Company      Guarantor    Nonguarantors     Eliminations      Consolidated
                                                         -------      ---------    -------------     ------------      ------------
(in thousands)

Condensed Consolidating Balance Sheet
at March 31, 2002

Current assets:
   Cash and cash equivalents                            $     100    $     9,153      $  31,552      $        --        $  40,805
   Investments available-for-sale                              --         10,385         53,751               --           64,136
   Restricted investments                                      --         10,336            594               --           10,930
   Accounts receivable, net                                    --         20,132          4,212           (4,038)          20,306
   Prepaid expenses and other current assets                   --          6,422            252               --            6,674
   Intercompany receivable (payable)                      (46,010)       567,334       (521,324)              --               --
                                                        ---------    -----------      ---------      -----------        ---------
             Total current assets                         (45,910)       623,762       (430,963)          (4,038)         142,851
   Property and equipment, net                                           172,867        191,508               --          364,375
   Investments in subsidiaries                            429,981       (265,816)            --         (164,165)              --
   Goodwill and other intangibles, net                         --             --             --               --               --
   Other assets                                            26,538         10,179             --               --           36,717
                                                        ---------    -----------      ---------      -----------        ---------
             Total assets                               $ 410,609    $   540,992      $(239,455)     $  (168,203)       $ 543,943
                                                        =========    ===========      =========      ===========        =========

Current liabilities:
   Current maturities of long-term debt and
     capital lease obligations                          $      --    $       690      $   6,946      $        --        $   7,636
   Accounts payable - Trade                                     1         24,046             --           (3,894)          20,153
   Accounts payable - Property and equipment                   --          1,005          1,493               --            2,498
   Accrued interest                                        24,736          3,311             --               --           28,047
   Other liabilities                                          485         31,138         15,770               --           47,393
                                                        ---------    -----------      ---------      -----------        ---------
             Total current liabilities                     25,222         60,190         24,209           (3,894)         105,727
   Senior notes, net                                      370,672         50,483             --               --          421,155
   Other long-term debt and capital lease
     obligations, less current maturities                      --            564             --             (144)             420
                                                        ---------    -----------      ---------      -----------        ---------
             Total liabilities                            395,894        111,237         24,209           (4,038)         527,302
   Commitments and contingencies
   10% Series C convertible preferred stock                47,669             --             --               --           47,669
   7.25% series D convertible preferred stock             156,369             --             --               --          156,369
   Stockholders' (deficit) equity:
   Common stock                                                59             --             --               --               59
   Additional paid-in capital                             711,033      1,289,086         75,388       (1,364,474)         711,033
   Accumulated deficit                                   (900,339)      (859,105)      (341,204)       1,200,309         (900,339)
   Treasury stock and other                                   (76)          (226)         2,152               --            1,850
                                                        ---------    -----------      ---------      -----------        ---------
             Total stockholders' (deficit) equity        (189,323)       429,755       (263,664)        (164,165)        (187,397)
                                                        ---------    -----------      ---------      -----------        ---------
   Total liabilities, redeemable preferred stock
     and stockholders' (deficit) equity                 $ 410,609    $   540,992      $(239,455)     $  (168,203)       $ 543,943
                                                        =========    ===========      =========      ===========        =========

                                                            Parent       Subsidiary    Subsidiary
                                                           Company        Guarantor   Nonguarantors     Eliminations    Consolidated
                                                           -------        ---------   -------------     ------------    ------------
(in thousands)

Condensed Consolidating Balance Sheet
at December 31, 2001

Current assets:
   Cash and cash equivalents                              $     100      $     6,892     $   2,144      $        --      $   9,136
   Investments available-for-sale                                --           10,671       150,473               --        161,144
   Restricted investments                                        --           12,050           590               --         12,640
   Accounts receivable, net                                      --           24,001           824               --         24,825
   Prepaid expenses and other current assets                     --            5,315           272               --          5,587
   Intercompany receivable (payable)                        (24,839)         588,507      (563,668)              --             --
                                                          ---------      -----------     ---------      -----------      ---------
               Total current assets                         (24,739)         647,436      (409,365)              --        213,332
   Property and equipment, net                                               182,419       203,453               --        385,872
   Investments in subsidiaries                              488,258         (239,148)           --         (249,110)            --
   Goodwill and other intangibles, net                           --               --            --               --             --
   Other assets                                               7,746            6,697            --               --         14,443
                                                          ---------      -----------     ---------      -----------      ---------
               Total assets                               $ 471,265      $   597,404     $(205,912)     $  (249,110)     $ 613,647
                                                          =========      ===========     =========      ===========      =========

Current liabilities:
   Current maturities of long-term debt and
     capital lease obligations                            $      --      $       697     $   7,032      $        --      $   7,729
   Accounts payable - Trade                                      --           26,192        (1,856)              --         24,336
   Accounts payable - Property and equipment                     --            2,685         1,808               --          4,493
   Accrued interest                                          12,367            1,656            --               --         14,023
   Other liabilities                                             --           27,200        17,557               --         44,757
                                                          ---------      -----------     ---------      -----------      ---------
               Total current liabilities                     12,367           58,430        24,541               --         95,338
   Senior notes, net                                        370,366           50,437            --               --        420,803
   Other long-term debt and capital lease
     obligations, less current maturities                        --              811         1,343               --          2,154
                                                          ---------      -----------     ---------      -----------      ---------
               Total liabilities                            382,733          109,678        25,884               --        518,295
   Commitments and contingencies
   10% Series C convertible preferred stock                  46,610               --            --               --         46,610
   7.25% series D convertible preferred stock               156,220               --            --               --        156,220
   Stockholders' (deficit) equity:
   Common stock                                                  59               --            --               --             59
   Additional paid-in capital                               712,334        1,289,012        75,556       (1,364,568)       712,334
   Accumulated deficit                                     (826,615)        (800,754)     (314,704)       1,115,458       (826,615)
   Treasury stock and other                                     (76)            (532)        7,352               --          6,744
                                                          ---------      -----------     ---------      -----------      ---------
               Total stockholders' (deficit) equity        (114,298)         487,726      (231,796)        (249,110)      (107,478)
                                                          ---------      -----------     ---------      -----------      ---------
   Total liabilities, redeemable preferred stock
     and stockholders' (deficit) equity                   $ 471,265      $   597,404     $(205,912)     $  (249,110)     $ 613,647
                                                          =========      ===========     =========      ===========      =========

                                                       Parent        Subsidiary     Subsidiary
                                                       Company       Guarantor     Nonguarantors    Eliminations     Consolidated
                                                       -------       ---------     -------------    ------------     ------------
(in thousands)

Condensed Consolidating Statement of Operations for the Quarter Ended March 31, 2002

Operating revenues                                    $     --        $ 53,299        $  6,698        $  (6,698)       $ 53,299
Cost of operating revenues                                  --          39,583              (8)              --          39,575
Selling, general and
     administrative  expenses                            1,429          44,083           3,794           (6,698)         42,608
Stock-based compensation                                                                                                     --
     expense                                                --              --             201               --             201
Network optimization cost                                   --           7,486          11,514               --          19,000
Depreciation and amortization                               --          10,149           7,299               --          17,448
                                                      --------        --------        --------        ---------        --------
         Loss from operations                           (1,429)        (48,002)        (16,102)              --         (65,533)
Gain on sale of assets, net                                 --              16           4,218               --           4,234
Interest income                                         (1,039)         17,170         (14,361)              --           1,770
Interest expense, net                                  (12,905)         (1,035)           (255)              --         (14,195)
Equity earnings in subsidiary                          (58,351)        (26,500)             --           84,851              --
                                                      --------        --------        --------        ---------        --------
         Net Loss                                     $(73,724)       $(58,351)       $(26,500)       $  84,851        $(73,724)
                                                      ========        ========        ========        =========        ========

                                                       Parent        Subsidiary     Subsidiary
                                                       Company       Guarantor     Nonguarantors    Eliminations     Consolidated
                                                       -------       ---------     -------------    ------------     ------------
(in thousands)

Condensed Consolidating Statement of Operations for the Quarter Ended March 31, 2001

Operating revenues                                    $     --        $ 40,406        $ 18,417        $ (12,221)       $ 46,602
Cost of operating revenues                                  --          34,909           5,663               --          40,572
Selling, general and
     administrative  expenses                               --          54,674          10,316          (12,221)         52,769
Stock-based compensation                                                                                                     --
     expense                                                --             933              --               --             933
Network optimization cost                                   --          24,000              --               --          24,000
Depreciation and amortization                               --           8,579          12,990               --          21,569
                                                      --------        --------        --------        ---------        --------
         Loss from operations                               --         (82,689)        (10,552)              --         (93,241)
Gain on sale of assets, net                                 --           1,486             288               --           1,774
Interest income                                             --          23,160         (15,432)              --           7,728
Interest expense, net                                       --         (14,385)           (382)              --         (14,767)
Equity earnings in subsidiary                          (98,506)        (26,078)             --          124,584              --
                                                      --------        --------        --------        ---------        --------
         Net loss                                     $(98,506)       $(98,506)       $(26,078)       $ 124,584        $(98,506)
                                                      ========        ========        ========        =========        ========

                                                       Parent       Subsidiary     Subsidiary
                                                      Company       Guarantor     Nonguarantors  Eliminations    Consolidated
                                                      -------       ---------     -------------  ------------    ------------
(in thousands)

Condensed Consolidating Statement of Cash Flows for the Quarter Ended March 31, 2002

Net cash provided by (used in)
    operating activities                              $ 19,025        $ 5,263        $(62,507)       $    --       $(38,219)

Cash flows from investing activities:
         Purchases of property and
            equipment, net                                  --         (4,600)         (1,533)            --         (6,133)
         Sale of investments
             available for sale, net                        --             --          95,022             --         95,022
         Sale of restricted
             investments                                    --          1,710              --             --          1,710
                                                      --------        -------        --------        -------       --------
Net cash (used in) provided by
    investing activities                                    --         (2,890)         93,489             --         90,599
                                                      --------        -------        --------        -------       --------

Cash flows from financing activities:
         Payments on other long-term
             debt and capital lease
             obligations, net                               --           (253)         (1,574)            --         (1,827)
         Payment of consent fee                        (19,025)            --              --             --        (19,025)
         Proceeds from  principal stockholder's
             short-swing profit                             --            141              --             --            141
                                                      --------        -------        --------        -------       --------
Net cash used in financing
    activities                                         (19,025)          (112)         (1,574)            --        (20,711)
                                                      --------        -------        --------        -------       --------

Net increase in cash and cash
    equivalents                                             --          2,261          29,408             --         31,669

Cash and cash equivalents, beginning
    of year                                                100          6,892           2,144             --          9,136
                                                      --------        -------        --------        -------       --------

Cash and cash equivalents, end
    of year                                           $    100        $ 9,153        $ 31,552        $    --       $ 40,805
                                                      ========        =======        ========        =======       ========

                                                           Parent       Subsidiary    Subsidiary
                                                          Company       Guarantor    Nonguarantors   Eliminations    Consolidated
                                                          -------       ---------    -------------   ------------    ------------
(in thousands)

Condensed Consolidating Statement of Cash Flows for the Quarter Ended March 31, 2001

Net cash (used in) provided by
    operating activities                                  $    --       $(44,417)       $ 18,639        $    --       $ (25,778)

Cash flows from investing activities:
         Purchases of property and
            equipment, net                                     --        (30,911)        (10,861)            --         (41,772)
         Sale of investments
             available for sale, net                           --         80,134          40,265             --         120,399
         Purchase of restricted investments                    --           (292)             --             --            (292)
                                                          -------       --------        --------        -------       ---------
Net cash provided by investing
    activities                                                 --         48,931          29,404             --          78,335
                                                          -------       --------        --------        -------       ---------

Cash flows from financing activities:
         Payments on other long-term
             debt and capital lease
             obligations, net                                  --           (244)         (1,767)            --          (2,011)
         Proceeds from issuance of
             common stock                                      --             14              --             --              14
                                                          -------       --------        --------        -------       ---------
Net cash used in financing activities                          --           (230)         (1,767)            --          (1,997)
                                                          -------       --------        --------        -------       ---------

Net increase in cash and cash
    equivalents                                                --          4,284          46,276             --          50,560

Cash and cash equivalents, beginning
    of year                                                    --          4,359           6,078             --          10,437
                                                          -------       --------        --------        -------       ---------

Cash and cash equivalents, end
    of year                                               $    --       $  8,643        $ 52,354        $    --       $  60,997
                                                          =======       ========        ========        =======       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

      We announced on February 25, 2002 that we had reached agreement with an informal committee representing approximately 66% of the outstanding principal amount of our 13% Senior Notes due 2010 (the "2010 Notes") on a comprehensive recapitalization plan that would eliminate a significant portion of our long-term debt and all of our preferred stock. Under the proposed recapitalization plan, we would use $19.0 million of cash on hand and issue common stock to eliminate $583.4 million in debt and preferred stock, as well as the associated $49.5 million of annual interest expense related to our 2010 Notes and $15.8 million of annual dividend payments on our preferred stock.

      On March 22, 2002, we announced that we successfully completed our bondholder solicitation which resulted in more than 99% of the holders of our 2010 Notes entering into voting agreements with us in support of the proposed recapitalization plan announced on February 25, 2002. On March 27, 2002, each bondholder who participated in the solicitation received a consent fee equal to their pro-rata share of the $19.0 million.

      In addition, more than two-thirds of the holders of our issued and outstanding shares of preferred stock have also entered into voting agreements with us in support of the proposed recapitalization plan.

      On April 8, 2002, we filed a voluntary, pre-negotiated reorganization plan for us and our subsidiary, Mpower Communications Corp. ("Communications") and Mpower Lease Corporation, a wholly owned subsidiary of Communications, under Chapter 11 of the Federal bankruptcy code in the U.S. Bankruptcy Court for the District of Delaware. We have been operating as a debtor in possession since April 8, 2002. Under the filed reorganization plan, we would retire $583.4 million in debt and preferred stock in exchange for the consent fee of $19.0 million paid in March 2002 and new equity in the reorganized company.

      Subject to the court's approval, our proposed reorganization plan would provide that holders of our 2010 Notes receive 85% of the common stock of our recapitalized company's issued and outstanding stock on the effective date of the plan, and be entitled to nominate four new members to our reorganized company's seven member Board of Directors. Our preferred and common stockholders would receive 13.5% and 1.5%, respectively, of the common stock of our reorganized company on the effective date of the plan, and the preferred stockholders would be entitled to nominate one new director to our reorganized company's Board of Directors. The Company's reorganization plan is currently scheduled for a confirmation hearing before the court on July 17, 2002.

      As part of the Chapter 11 proceeding, the plan of reorganization we filed with the Bankruptcy Court needs to be confirmed by the Court, which will require, among other things, the requisite votes under the Bankruptcy Code and that the plan satisfy the requirements set forth in Section 1129 of the Bankruptcy Code. Some of these requirements are beyond our control and we cannot assure you that we will be able to successfully implement our proposed reorganization plan.

      During the Chapter 11 proceeding, we plan to continue to provide customers with their complete range of services. We do not currently expect any significant impact on our employees, customers or suppliers. Due to our remaining available cash resources, we do not believe that we will require debtor-in-possession financing.

      The proposed reorganization plan also provides for an employee stock option plan for up to 10% of the common stock of our reorganized company's issued and outstanding common stock on the effective date of the plan (including existing options), which would dilute the ownership percentages referenced above.

      As of April 4, 2002, we voluntarily moved our common stock and our Series D Preferred Stock from the NASDAQ National Market (the "NASDAQ") to the NASD Over the Counter Bulletin Board ("OTC Bulletin Board"), a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. Our common stock and Series D Preferred Stock are expected to continue to trade under the symbols MPWRQ and MPWPQ, respectively, during the time that we are in bankruptcy. As a consequence of our move from the NASDAQ to the OTC Bulletin Board, it is expected that our stockholders will find it more difficult to buy or sell shares of, or obtain accurate quotations as to the market value of our common stock. In addition, our common stock may be substantially less attractive as collateral for margin borrowings and loan purposes, for investment by financial institutions under their internal policies or state legal investment laws, or as consideration in future capital raising transactions.

      We continue to generate negative cash flows from operating activities and estimate that we have the resources to fund our current operations through the first quarter 2003, but that additional resources could be required thereafter. We will likely require debt or equity financing to successfully emerge out of the bankruptcy process. These factors, among others, may indicate that we may be unable to continue as a going concern.

      Our operations require substantial capital investment for the development and maintenance of our network. Management expects to continue to require substantial amounts of capital to acquire customers, fund operating losses, augment the network in existing markets and develop new products and services.

      We have completed, and are pursuing, several initiatives intended to increase liquidity and better position ourselves to compete under current conditions and anticipate changes in the telecommunications sector. These include:

      - Implementation of the recapitalization of our balance sheet as described in Note 6 of the Condensed Notes to the Unaudited Interim Consolidated Financial Statements

      - Retaining financial advisors to assist in obtaining additional equity or debt financing

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

COMPANY OVERVIEW

      We are a competitive local exchange carrier ("CLEC") offering local dial-tone, long distance, high-speed Internet access via dedicated Symmetrical Digital Subscriber Line ("SDSL") technology, voice over SDSL ("VoSDSL"), Trunk Level 1 ("T1"), Integrated T1 and Data-only T1 as well as other voice and data features. Our services are offered primarily to small and medium size business customers through our wholly owned subsidiary, Mpower Communications.

      We offer voice and high-speed data services using both SDSL and T1 technology in all of our markets. At May 6, 2002, we provide services in 27 metropolitan areas in 8 states. Our network consists of 583 incumbent carrier central office collocation sites providing us access to approximately 11.7 million addressable business lines. All of our 583 central office collocation sites are SDSL capable and 390 are T1 capable. We have established working relationships with BellSouth, Verizon, Sprint, and Southwestern Bell Corporation (including its operating subsidiaries PacBell and Ameritech collectively referred to as "SBC"). We have over 410,000 lines in service.

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

      Our business is to deliver packaged voice and broadband data solutions to small and mid-sized businesses. Specifically, our business plan is based on serving the small and medium enterprise customers that find business value in high-speed broadband Internet access integrated with local dial-tone service. We have more than 83,000 business customers, providing them broadband Internet via SDSL and T1, integrated services over VoDSL, T1 and local voice telephone service.

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

      Our switched access revenues historically have been subject to uncertainties such as various federal and state regulations and disputes with our long distance carriers. As of December 31, 2000, we reached agreements with those carriers providing over 65% of our switched access traffic. As of March 31, 2002, these carriers provide over 79% of our switched access traffic. In addition, the Federal Communications Commission (the "FCC") in April 2001 adopted new rules that limit the rates we can charge carriers for use of our facilities. Under these rules, which took effect on June 20, 2001, competitive carriers are required to reduce their tariffed interstate access charges to agreed upon contract rates or rates no higher than 2.5 cents per minute. After one year, the rate ceiling will be reduced to 1.8 cents and after two years to
1.2 cents per minute. After three years, all competitive carriers will be required to charge rates no higher than the incumbent telephone company. As a result of our agreements and the reductions in rates dictated by the FCC, we anticipate a continued decrease of switched access revenues as a percent of total revenue. Switched access revenue as a percent of total revenue was 21% for the first quarter of 2002 and 28% in 2001.

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

      Depreciation and amortization expense includes depreciation of switching and collocation equipment, business application software as well as general property and equipment and the amortization of leasehold improvements, goodwill and other intangible assets.

      Gross interest expense is primarily attributable to the 13% Senior Notes due 2010 we issued in March 2000 and the 13% Senior Notes due 2004 issued in September 1997. Interest was paid on our 13% Senior Notes due 2004 in April 2002. The interest payable on the 13% Senior Notes due 2010 was accrued but not paid as agreed upon by the holders of the notes in connection with the consent solicitation on March 22, 2002.

      Interest income results from the investment of cash and cash equivalents, United States Treasury and other federal agency securities.

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

QUARTERLY COMPARISON - MARCH 31, 2002 VS. MARCH 31, 2001

      Total operating revenues increased to $53.3 million for the quarter ended March 31, 2002 as compared to $46.6 million for the quarter ended March 31, 2001. The 14% increase in revenue was primarily the result of the increase in the lines in service. Total lines in service increased 27% from 324,487 at March 31, 2001 to 413,379 at March 31, 2002. Our switched access revenues decreased $2.1 million or 16% from the quarter ended March 31, 2001 and decreased as a percentage of our revenues to 21%. This decrease in switched access revenues was primarily a result of the reduction in rates we negotiated with our major carriers and FCC mandated rate rules. We expect switched access revenue to continue to decline as a percentage of total revenue. In addition, our future revenues may be negatively affected by the perception created by our bankruptcy filing and by reductions in account manager personnel.

      Cost of operating revenues for the quarter ended March 31, 2002 was $39.6 million as compared to $40.6 million for the quarter ended March 31, 2001. The 3% decrease is primarily due to the closure of non-performing markets during 2001, offset slightly by an increase in the number of lines in service.

      For the quarter ended March 31, 2002, selling expenses totaled $14.9 million, a 6% decrease from the $15.9 million for the quarter ended March 31, 2001. The decrease is primarily a result of decrease in sales force, from 386 quota carrying account managers in the first quarter of 2001 to 336 in the first quarter of 2002, and related sales support due to the closure of non-performing markets and management initiatives to reduce customer acquisition costs.

      For the quarter ended March 31, 2002, general and administrative expenses totaled $27.7 million, a 25% decrease from $36.9 million for the quarter ended March 31, 2001. The decrease is primarily due to management initiatives that resulted in a decrease in administrative personnel, facilities expenses and reduction in occupancy costs relating to the closure of non-performing markets.

      For the quarter ended March 31, 2002, we recorded $0.2 million in stock-based compensation compared to $0.9 million recorded for the quarter ended March 31, 2001. This expense relates to in-the-money stock options granted in 1999, 2000, and 2001. Due to the September 2000 and September 2001 re-pricing of stock options, we are now subject to variable plan accounting. We have not recognized compensation expense for the options re-priced in September 2000 and 2001 as the market price of the common stock at March 31, 2002 was below the exercise prices. However, we are unable to predict the expense that may be recognized in future periods as this amount is subject to fluctuations of the market price of our stock.

      In February 2002, we announced plans to close down operations in Charlotte, North Carolina and to eliminate certain other non-performing sales offices. We also cancelled the implementation of a new billing system in February 2002. We recognized a network optimization charge of $19.0 million in the first quarter of 2002. Included in the charge was $12.5 million for the write down of our investment in software and assets for a new billing system, $3.7 million for property and equipment including collocations and switch sites and $2.8 million for other costs associated with exiting these markets.

      During the first quarter of 2001, we announced the cancellation of our plans to enter 12 Northeast and Northwest markets and the related elimination of more than 350 collocations. We recognized a $24.0 million network optimization charge for the quarter ended March 31, 2001 associated with the commitments we made for switch sites and collocations in these markets.

      With respect to the network optimization charges, the total actual charges will be based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from any subsequent subleases, our ability to sell or re-deploy network equipment for growth in our existing network and other factors.

      For the quarter ended March 31, 2002, depreciation and amortization was $17.4 million as compared to $21.6 million for the quarter ended March 31, 2001. This decrease is primarily the result of the retirement of assets in closed markets and write-off of goodwill and other intangible assets prior to May 2001, which more than offset depreciation from assets placed in service during the quarter.

      Gross interest expense for the quarter ended March 31, 2002 totaled $15.0 million compared to $16.8 million for the quarter ended March 31, 2001. The decrease in interest expense is primarily due to the repurchase of $48.9 million in face value of our 2010 notes in June 2001. Interest capitalized for the quarter ended March 31, 2002 decreased to $0.8 million as compared to $2.0 million for the quarter ended March 31, 2001. The decrease in interest capitalized is due to the decrease in switching equipment under construction as our network expansion has slowed. Gross interest expense is primarily attributable to the 13% Senior Notes due 2010 we issued in March 2000 and the 13% Senior Notes due 2004 issued in September 1997.

      Interest income was $1.8 million for the quarter ended March 31, 2002 compared to $7.7 million for the quarter ended March 31, 2001. The 77% decrease is a result of decreases in cash and investments during 2001 and 2002. Cash and investments have been used to purchase switching equipment, pay interest on the senior secured notes and fund operating losses.

      We incurred net losses of $73.7 million and $98.5 million for the quarters ended March 31, 2002 and 2001, respectively.

      For the quarter ended March 31, 2002 and 2001, we accrued preferred stock dividends of $3.6 million and $3.3 million, respectively, payable to holders of our Series D convertible preferred stock. For the quarter ended March 31, 2001, we also recognized $6.4 million associated with the inducement feature included in our conversion of preferred shares into common stock.

LIQUIDITY AND CAPITAL RESOURCES

      If we are successful in our recapitalization plan, we expect that our available cash will be adequate to fund our operating losses and planned capital expenditures, as currently projected, through the first quarter of 2003. We currently project we will require additional financing at that time. As of March 31, 2002, we had $104.9 million in cash and investments available for sale and this will be our near-term source of liquidity. We have been generating from revenues only a portion of the cash necessary to fund our operations. We have incurred a loss in each year since inception, and we expect to incur substantial losses for the near future.

      We and our subsidiary, Mpower Communications and Mpower Lease Corporation, a wholly owned subsidiary of Mpower Communications, implemented our proposed reorganization plan by commencing a voluntary, pre-negotiated Chapter 11 proceeding on April 8, 2002. We cannot assure investors that we will be able to successfully emerge from our Chapter 11 proceeding. If we are able to successfully implement our reorganization plan as proposed, our liquidity position will improve substantially as we will eliminate $583.4 million of debt and preferred stock and $65.3 million of related annual interest and preferred dividend payments.

      We are actively working with our financial advisor, Rothschild Inc., to explore a number of alternatives to improve our funding position, including one or a combination of the following: bank financing, vendor financing, private equity investments and cost management initiatives. Without additional capital, we may have to make further changes to our current business plan. We cannot assure investors that we will be successful in obtaining additional debt or equity financing or in obtaining a bank facility on terms acceptable to us, or at all, or that our estimate of additional funds required is accurate.

      Developing and maintaining our network and business has required and will continue to require us to incur capital expenditures primarily consisting of the costs of purchasing switching and associated equipment. Cash outlays for capital expenditures were $6.1 million during the first quarter of 2002. We expect we will continue to require substantial amounts of capital to acquire customers, fund our operating losses, augment our network in our existing markets and develop new products and services.

      We anticipate a reduction in capital expenditures for 2002 as we have completed the footprint build-out of our network in the markets in which we operate. To conserve cash we have also decided to delay any further upgrade and augmentation of our operational support systems. Once we have attracted new capital into the business, we will revisit this decision. We will continue to rely on our existing operational support systems in the interim. We cannot assure investors that these systems will be adequate to support the continued scaling of our business.

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

      -     our ability to obtain any necessary financing

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

      In January 2002, holders of our Series D Preferred Stock converted 50,000 preferred shares into 57,390 shares of our common stock.

CASH FLOW DISCUSSION

      In summary our cash flows were:

                                                                        THREE
                                                                        MONTHS
                                                                        ENDING
                                                                       MARCH 31,
                                                                         2002
                                                                       ---------
                   (IN THOUSANDS)
                   Net Cash Used in Operating Activities ..........   $(38,219)
                   Net Cash Provided by Investing Activities ......     90,599
                   Net Cash Used in Financing Activities ..........    (20,711)

      This summary of cash flows includes cash and cash equivalents. It does not include investments available for sale.

      Cash, Cash Equivalents And Investments Available For Sale: We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years with the intent to make such funds readily available for operating purposes. At March 31, 2002, cash, cash equivalents and investments available-for-sale were $104.9 million. Restricted cash amounted to $10.9 million as of March 31, 2002. The restricted cash balance as of March 31, 2002 primarily represents a commitment we made in September 2001, to pay up to $4.5 million during the period through December 31, 2002 for employee retention and incentive compensation bonuses, subject to the terms of the agreements. In addition, we committed to pay up to $7.5 million in severance payments to certain employees in the event they are terminated involuntarily, without cause or voluntarily, with good cause. In November 2001, we established a trust, which was funded at a level sufficient to cover the maximum commitment for retention, incentive compensation and severance payments. During the quarter we paid out $1.7 million relating to these commitments.

      Operating Activities: We used $38.2 million in cash for operations for the quarter ended March 31, 2002. The use of cash in the first quarter of 2002 was primarily the result of operating expenses, incurred in the on-going operation of our business, offset by cash revenues.

      Investing Activities: For the quarter ended March 31, 2002, we were provided with $90.6 million in cash from investing activities. The cash provided in the first quarter of 2002 primarily represents sale of investments available-for-sale to fund our operating losses and capital requirements.

      Financing Activities: For the quarter ended March 31, 2002, we used $20.7 million of cash for financing activities. The cash used in the first quarter of 2002 represents primarily the payment of the consent fee to our debtholders in connection with our reorganization plan and payments on capital lease obligations.

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

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). We adopted the provisions of this standard on January 1, 2002. SFAS No. 142, provides that goodwill and other acquired intangible assets with indefinite lives will no longer be amortized, but will be subject to at least an annual assessment for impairment through the application of a fair-value-based test. The adoption of SFAS No. 142 has not had a material effect on our financial results as we eliminated our goodwill and other intangible assets in May 2001. Had we adopted the provisions of SFAS No. 142 for all periods presented the effect would have been as follows:

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                      2002              2001
                                                                      ----              ----
               Net loss applicable to common stockholders,
                 as reported                                       $   (77,358)      $  (108,229)
               Goodwill amortization                                        --             3,220
               Adjusted net loss applicable to common
                 stockholders                                      $   (77,358)      $  (105,009)
               Basic and diluted loss per share, as reported       $     (1.30)      $     (1.85)
               Goodwill amortization per share                              --              0.06
               Adjusted basic and diluted loss per share           $     (1.30)      $     (1.79)

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

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). We adopted the provisions of this standard on January 1, 2002. This standard addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The adoption of SFAS No. 144 has not had a material effect on our financial results.

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). This standard rescinds FASB No. 4 and an amendment to that Statement, FASB No. 64 which relates to extinguishment of debt. It rescinds FASB No. 44 which relates to certain sale-leaseback transactions. We will adopt SFAS No. 145 effective April 1, 2002. Except for reclassification of gains and losses recognized as a result of early extinguishment of debt to other income (expense) in 2001 and 2000, respectively, we do not expect the adoption of SFAS No. 145 to have a material impact on our financial results.

TRENDS/UNCERTAINTIES THAT MAY AFFECT THE BUSINESS

      The sector in which our business operates has had many changes over the past two years. As a result of the downturn of the economy and the dramatic shrinking of the technology sector, many of our competitors have discontinued doing business or have restructured in order to be able to continue to operate. As a result of the downturn, competitive carriers may face over-expansion, large amounts of debt and uncertain economic and regulatory conditions.

      On September 26, 2001, we announced that due to revenue trends resulting from the further deterioration in the overall U.S. economy and continuing weakness in the telecom market, we were no longer able to affirm that our business plan was fully funded. In spite of these conditions, there exists continued growing demand for competitive telecommunications services as well as high-speed data services. We expect that with the reduction in the number of competitors our position in the marketplace will improve.

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

      Various long distance carriers and incumbent carriers lease loop, transport and network facilities to us. The pricing of such facilities are governed by either a tariff or an interconnection agreement. These carriers bill us for our use of such facilities. From time to time, the carriers present bills to us, which we believe to be inaccurate and which we dispute. As a result of such billing inaccuracies, we record an estimate of our liability based on our measurement of services received. We cannot assure you that our estimates will be upheld as any disputes are resolved.

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

      From time to time, we have had preliminary discussions with companies who may be interested in acquiring our assets or business, in whole or in part. Our engagement of Rothschild, Inc. also includes advice in connection with any proposed acquisition. We intend to consider any desirable acquisition proposals that may be made in the future. However, we cannot assure investors that we will agree, or that we will not agree, to be acquired by another company.

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

      In several orders adopted in recent years, the FCC has made major changes in the structure of the access charges incumbent carriers impose for the use of their facilities to originate or complete interstate and international calls. Under the FCC's plan, per-minute access charges have been significantly reduced, and replaced in part with higher monthly fees to end-users and in part with a new interstate universal service support system. Under this plan, the largest incumbent carriers are required to reduce their average access charge to $.0055 per minute over a period of time, and some of these carriers have already reduced their access charges to the target level.

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

FORWARD LOOKING STATEMENTS

      Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that certain statements contained in this Report regarding our and/or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We wish to caution the reader these forward-looking statements are not historical facts and are only estimates or predictions. Actual results may differ materially from those projected as a result of risks and uncertainties including, but not limited to, receipt of the requisite support pursuant to federal bankruptcy laws of the proposed reorganization plan from those entitled to vote on the proposed reorganization plan, meeting the requirements of the federal bankruptcy code for confirmation of the proposed reorganization plan, judicial approval of the proposed reorganization plan in accordance with relevant bankruptcy laws, projections of future sales, market acceptance of our product offerings, our ability to secure adequate financing or equity capital to fund our operations and network expansion, our ability to manage rapid growth and maintain a high level of customer service, the performance of our network and equipment, the cooperation of incumbent local exchange carriers in provisioning lines and interconnecting our equipment, regulatory approval processes, changes in technology, price competition and other market conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our Senior Notes bear fixed interest rates. However, the fair market value of this debt is sensitive to changes in prevailing interest rates. We run the risk that market rates will decline and the required payments will exceed those based on the current market rate. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. Based upon quoted market prices, the fair value of our Senior Notes outstanding is approximately $50.6 million at March 31, 2002 as compared to a carrying value of $421.2 million. A hypothetical 1% decrease in interest rates would increase the fair value of our long-term debt by $0.7 million.

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

      In addition, on April 8, 2002, the Company commenced a voluntary, pre-negotiated proceeding under Chapter 11 of the Federal bankruptcy code in the U.S. Bankruptcy Court for the District of Delaware. Please refer to footnote 6 of the Condensed Notes to Unaudited Interim Consolidated Financial Statements.

      From time to time, we engage in other litigation and governmental proceedings in the ordinary course of our business. We do not believe any other pending litigation or governmental proceeding will have a material adverse effect on our results of operations or financial condition.

ITEM 2. Changes in Securities and Use of Proceeds

      During the first quarter of 2002, we issued 57,390 shares of common stock in exchange for 50,000 shares of our Series D Preferred Stock. We did not receive any proceeds from the issuance. No underwriter was involved in these transactions and no commissions were paid with respect to the issuance of such securities. These issuances of securities were made in reliance on the exemption from registration provided by Section 3(a) (9) of the Securities Act of 1933.

ITEM 3. Defaults upon Senior Securities

      (a) There has not been any default with respect to any of our indebtedness or any of our subsidiaries.

      (b) We deferred the payment of our quarterly dividend on the our Series D Preferred Stock, which would have otherwise been paid in February 2002.. The amount of the quarterly dividend was approximately $2.6 million and the total arrearage as of May 14, 2002 will be approximately $ 11.3 million. Dividends are payable, at our option, in cash or in shares of our Common Stock. The decision to defer the dividend payments reflects our belief that given our current stock price, it would be in our and our shareholders' best interest to accrue the dividends and pay them at a later date, as we have the right to do pursuant to the terms of the preferred stock. All accrued preferred stock dividends will be eliminated upon the approval and implementation of our proposed reorganization plan.

ITEM 5. Other Information

      A number of our directors (Maurice J. Gallagher, Jr., Timothy P. Flynn, David Kronfeld, Mark Masiello, Richard Miller, Thomas Neustaetter and Mark Pelson) have resigned during the period from June 13, 2001 through March 22, 2002. S. Gregory Clevenger and Joseph M. Wetzel were recently elected as directors to fill two of the vacancies created by these resignations. The holders of our Series C Preferred Stock have the right to designate up to two members of our board of directors, but are not represented on our board at this time. As a result, our Board of Directors now consists of Rolla P. Huff, S. Gregory Clevenger and Joseph M. Wetzel, all of whom are employed by us. Until such time as outside Directors are added to our Board, we will not have an active Audit or Compensation Committee.

      As of May 3, 2002, Michael R. Daley who served as our executive vice president and chief financial officer, is no longer employed by us. S. Gregory Clevenger has assumed the role of chief financial officer, in addition to his other responsibilities for us.

ITEM 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

                  3.1   Articles of Incorporation and Amendments.(1)(2)(3)
                  3.2   Certificate of Change in Authorized Capital.(4)
                  3.3   By-laws.(5)
                  3.4   Certificate of Change of Resident Agent and Registered
                        Office of Mpower Holding Corporation filed with the Secretary of State of Nevada on October 24, 2000.(10)
                  4.1 See the Articles of Incorporation and amendments filed as Exhibit 3.1 and the By-laws filed as Exhibit 3.3.
                  4.2   Indenture dated as of September 29, 1997, between the
                        Company and Marine Midland Bank, as Trustee.(1)
                  4.3   Form of Note for the Company's registered 13% Senior
                        Secured Notes due 2004.(1)
                  4.4 Stockholders Agreement dated as of November 26, 1997, among the Company, Maurice J. Gallagher, Jr. and certain investors identified therein.(1)
                  4.5   Warrant Registration Rights Agreement dated as of
                        September 29, 1997, among the Company, Bear, Stearns &
                        Co. Inc. and Furman Selz LLC.(1)
                  4.6   Amended and Restated Registration Rights Agreement dated
                        December 29, 1999, among the Company and the purchasers of Series B convertible preferred stock and Series C convertible preferred stock.(6)
                  4.7   Amended and Restated Securityholders' Agreement dated
                        December 29, 1999, among the Company and the purchasers of Series B convertible preferred stock and Series C convertible preferred stock.(6)
                  4.8   Certificate of Designation of Series C Convertible
                        Preferred Stock.(2)
                  4.9   Certificate of Designation of Series D Convertible
                        Preferred Stock.(7)
                  4.10  Certificate of Designation of Series E Preferred
                        Stock.(10)
                  4.11 Indenture dated as of March 24, 2000 between the Company, Mpower Holding Corporation and HSBC Bank USA, as Trustee.(8)
                  4.12 First Supplemental Indenture dated as of May 31, 2000 between the Company and HSBC Bank USA (successor to
                        Marine Midland Bank), as Trustee.(9)
                  4.13 Registration Rights Agreement dated March 24, 2000 by and between the Company, Mpower Holding Corporation,
                        Bear

                        Stearns, Salomon Smith Barney, Goldman Sachs, Merrill
                        Lynch and Warburg Dillon.(2)
                  4.14 Form of Exchange Note for the Company's 13% Senior Notes due 2010.(8)
                  4.15 Rights Agreement dated as of December 11, 2000 between the Company and Continental Stock Transfer and Trust
                        Company.(10)
                  99.1 Debtors' Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Court [This is not a solicitation of acceptance or rejection of the Plan. Acceptance or rejection may not be solicited until a disclosure statement has been approved by the Bankruptcy Court. The disclosure statement relating to the Plan has been submitted to the Bankruptcy Court for approval but has not yet been approved. A hearing to consider the approval of the disclosure statement relating to the plan has been scheduled for May 20, 2002.]

(1) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-38875) filed with the Commission on October 28, 1997, and amendments thereto.

(2) Incorporated by reference to the Company's Registration Statement on Form S-4 (file No. 333-39884) filed with the Commission on June 22, 2000, and amendments thereto.

(3) Incorporated by reference to the Company's quarterly report on Form 10-Q (Commission File No. 0-24059) for the quarter ended June 30, 2000.

(4) Incorporated by reference to the Company's Registration Statement on Form S-3, registration statement number 333-79863, filed with the Commission on June 3, 1999, and amendments thereto.

(5) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-49085) filed with the Commission on April 1, 1998, and amendments thereto.

(6) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-91353) filed with the Commission on November 19, 1999, and amendments thereto.

(7) Incorporated by reference to the Company's annual report on Form 10-K (Commission File No. 0-24059) for the year ended December 31, 1999.

(8) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-36672) filed with the Commission on May 10, 2000, and amendments thereto.

(9) Incorporated by reference to the Company's Report on Form 8-K (File No. 0-24059) filed with the Commission on June 2, 2000.

(10) Incorporated by reference to the Company's annual report on Form 10-K (Commission File No. 0-24059) for the year ended December 31, 2000.

      (b) The registrant filed the following reports on Form 8-K during the quarter ended March 31, 2002:

            (1) On February 26, 2002, the Company filed a Form 8-K to report that the Company had reached an agreement with an informal committee of bondholders with respect to the Company's recapitalization plan.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MPOWER HOLDING CORPORATION


Date: May 14, 2002         /s/ ROLLA P. HUFF
                           -----------------------------------------------------
                               Rolla P. Huff
                               Chief Executive Officer and Chairman of the Board


Date: May 14, 2002         /s/ S. GREGORY CLEVENGER
                           -----------------------------------------------------
                               S. Gregory Clevenger
                               Executive Vice President, Chief Financial Officer


31