Form 10-Q
period 2002-06-30
MPOWER HOLDING CORP
filed 2002-08-14
CIK 1117042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

                                 YES [x]  NO [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

                                 YES [x]  NO [ ]

        The number of shares outstanding of the issuer's common stock, as of August 9, 2002:

  Common stock (par value $0.001 per share) .... 65,000,000 shares outstanding

                           MPOWER HOLDING CORPORATION

                                      INDEX

                                                                                                              Page No.
                                                                                                              --------
PART I-    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets - June 30, 2002 and December 31, 2001................................     3

           Consolidated Statements of Operations - Three and Six months ended June 30, 2002
           and 2001.........................................................................................     4

           Consolidated Statements of Redeemable Preferred Stock and Stockholders' Deficit for
           the period from December 31, 2000 to June 30, 2002...............................................     5

           Consolidated Statements of Cash Flows - Six months ended June 30, 2002
           and 2001.........................................................................................     6

           Condensed Notes to Unaudited Interim Consolidated Financial Statements...........................     7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............    23

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......................................    37

PART II-   OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................    38

Item 2.    Changes in Securities and Use of Proceeds........................................................    38

Item 5.    Other Information................................................................................    39

Item 6.    Exhibits and Reports on Form 8-K.................................................................    39

SIGNATURES .................................................................................................    41

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                           MPOWER HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                            June 30,        December 31,
                                                                                              2002              2001
                                                                                              ----              ----

                                                           ASSETS
Current assets:
   Cash and cash equivalents ..................................................      $        28,228  $          9,136
   Investments available-for-sale .............................................               63,223           161,144
   Restricted investments .....................................................               11,074            12,640
   Accounts receivable, less allowance for doubtful accounts of $4,917 and
      $4,330 at June 30, 2002 and December 31, 2001, respectively..............               24,055            24,825
   Prepaid expenses and other current assets...................................                7,703             5,587
                                                                                     ---------------  ----------------
         Total current assets .................................................              134,283           213,332
Property and equipment, net ...................................................              346,820           385,872
Deferred financing costs, net of accumulated amortization of $2,682 and
   $2,095 at June 30, 2002 and December 31, 2001, respectively.................                7,812             8,400
Other assets ..................................................................                9,744             6,043
                                                                                     ---------------  ----------------
      Total assets ............................................................      $       498,659  $        613,647
                                                                                     ===============  ================

                        LIABILITIES, REDEEMABLE PREFERRED
                         STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current maturities of long-term debt and capital lease obligations .........      $         4,918  $          7,729
   Accounts payable:
      Trade ...................................................................               19,703            24,336
      Property and equipment ..................................................                  591             4,493
   Accrued interest ...........................................................                1,508            14,023
   Accrued sales tax payable ..................................................                6,280             7,077
   Accrued network optimization costs .........................................                2,511            13,593
   Accrued other expenses .....................................................               17,064            24,087
                                                                                     ---------------  ----------------
      Total current liabilities not subject to compromise......................               52,575            95,338
   Current liabilities subject to compromise ..................................              440,341                --
                                                                                     ---------------  ----------------
      Total current liabilities................................................              492,916            95,338
Senior Notes, net of unamortized discount of $416 and $10,686 at June 30, 2002
   and December 31, 2001, respectively.........................................               50,529           420,803
Other long-term debt and capital lease obligations.............................                   11             2,154
                                                                                     ---------------  ----------------
         Total liabilities ....................................................              543,456           518,295
                                                                                     ---------------  ----------------
Commitments and contingencies
Redeemable preferred stock:
   10% Series C convertible preferred stock, 1,250,000 shares authorized, issued and outstanding at June 30, 2002 and December 31, 2001,
      respectively ............................................................               47,763            46,610
   7.25% Series D convertible preferred stock, 2,963,388 shares and 3,013,388 shares authorized, issued and outstanding at June 30, 2002 and December
      31, 2001, respectively ..................................................              156,616           156,220
Stockholders' deficit :
   Preferred stock, 45,686,612 and 45,636,612 shares authorized but unissued
      at June 30, 2002 and December 31, 2001, respectively.....................                   --                --
   Series E preferred stock, 100,000 shares authorized but unissued............                   --                --
   Common stock, $0.001 par value, 300,000,000 shares authorized, 59,465,233 and 59,488,843 shares issued and outstanding at June 30, 2002 and
      December 31, 2001, respectively .........................................                   59                59
Additional paid-in capital ....................................................              711,275           712,334
Accumulated deficit ...........................................................             (962,257)         (826,615)
Less: treasury stock, 13,710 shares, at cost ..................................                  (76)              (76)
Notes receivable from stockholders for issuance of common stock ...............                 (538)             (973)
Accumulated other comprehensive income ........................................                2,361             7,793
                                                                                     ---------------  ----------------
         Total stockholders' deficit  .........................................             (249,176)         (107,478)
                                                                                     ---------------  ----------------
         Total liabilities, redeemable preferred stock and stockholders'
            deficit ...........................................................      $       498,659  $        613,647
                                                                                     ===============  ================


           See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                                 --------                           --------
                                                          2002               2001           2002               2001
                                                          ----               ----           ----               ----
Operating revenues:
   Telecommunication services...................    $       56,907    $       49,225    $     109,728     $       95,431
Operating expenses:
   Cost of operating revenues
             (excluding depreciation)...........            36,802            42,191           76,377             82,763
   Selling, general and administrative..........            41,361            50,982           83,491            103,354
   Reorganization expenses......................            20,702                --           20,702                 --
   Stock-based compensation expense.............               141               933              342              1,867
   Network optimization cost....................                --           209,083           19,000            233,083
   Depreciation and amortization................            17,858            22,476           35,306             44,045
                                                   ---------------   ---------------   --------------    ---------------
                                                           116,864           325,665          235,218            465,112
                                                   ---------------   ---------------   --------------    ---------------
      Loss from operations......................           (59,957)         (276,440)        (125,490)          (369,681)
Other income (expense):
   Gain on sale of assets, net..................               187             1,002            4,420              2,775
   Interest income..............................             1,163             5,645            2,934             13,372
Interest expense, net of amount capitalized
   (contractual interest was $14,594 and
   $28,789 for the three and six months ended
   June 30, 2002, respectively).................            (3,311)          (14,893)         (17,506)           (29,659)
                                                   ---------------   ---------------   --------------    ---------------
      Net loss before extraordinary item........           (61,918)         (284,686)        (135,642)          (383,193)
Extraordinary item:
   Gain on early retirement of debt.............                --            32,322               --             32,322
                                                   ---------------   ---------------   --------------    ---------------
      Net loss .................................           (61,918)         (252,364)        (135,642)          (350,871)
Accrued preferred stock dividend (contractual
      dividend was $3,829 and $7,463 for the
      three and six months ended June 30, 2002,
      respectively).............................              (340)           (4,696)          (3,974)           (14,419)
                                                   ---------------   ---------------   --------------    ---------------
Net loss applicable to common stockholders......    $      (62,258)   $     (257,060)   $    (139,616)    $     (365,290)
                                                    ==============    ==============    =============     ==============
Basic and diluted loss per share of common
   stock .......................................    $        (1.05)   $        (4.32)   $       (2.35)    $        (6.17)
                                                    ==============    ==============    =============     ==============
Gain per share applicable to extraordinary
   item  .......................................    $           --    $         0.54    $          --     $         0.55
                                                    ==============    ==============    =============     ==============
Basic and diluted weighted average
   shares outstanding...........................        59,464,973        59,436,179       59,459,413         59,206,906
                                                    ==============    ==============    =============     ==============


           See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER HOLDING CORPORATION
 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        Redeemable
                                                                      Preferred Stock                Common Stock         Additional
                                                Comprehensive         ---------------                ------------          Paid-In
                                                    Loss            Shares        Amount          Shares     Amount        Capital
                                                    ----            ------        ------          ------     ------        -------
Balance at December 31, 2000                                     5,390,000     $ 244,886      56,875,870      $   57      $ 672,031
Unrealized loss on investments
   available-for-sale...............         $     (1,231)              --            --              --          --             --
Warrants and options exercised for
   common stock.....................                   --               --            --         211,072          --             72
Cancellation of stockholder's note
   for common stock.................                   --               --            --        (225,000)         --         (4,904)
Stock-based compensation............                   --               --            --              --          --          3,081
Accrued preferred stock dividend....                   --               --        15,157              --          --        (15,157)
Preferred dividends paid in common
   stock ...........................                   --               --        (2,995)        427,070          --          2,995
7.25% Series D convertible preferred
stock converted to common stock ....                   --       (1,126,612)      (54,218)      2,199,831           2         54,216
Net loss............................             (467,740)              --            --              --          --             --
                                            -------------     ------------    ----------    ------------     -------     ----------
Comprehensive Loss..................         $   (468,971)
                                             ============
Balance at December 31, 2001........                             4,263,388       202,830      59,488,843          59        712,334
Unrealized loss on investments
   available-for-sale...............         $     (5,432)              --            --              --          --             --
Cancellation of stockholders' notes
   for common stock.................                   --               --            --         (81,000)         --           (435)
Principal stockholder's short swing
   profit...........................                   --               --            --              --          --            583
Stock-based compensation............                   --               --            --              --          --            342
Accrued preferred stock dividend....                   --               --         3,974              --          --         (3,974)
7.25% Series D convertible preferred
   stock converted to common stock .                   --          (50,000)       (2,425)         57,390          --          2,425
Net loss............................             (135,642)              --            --              --          --             --
                                            -------------     ------------    ----------    ------------     -------     ----------
Comprehensive Loss..................         $   (141,074)
                                             ============
Balance at June 30, 2002............                             4,213,388     $ 204,379      59,465,233      $   59      $ 711,275
                                                               ===========     =========     ===========      ======      =========

                                                                                        Notes         Accumulated
                                                                                    Receivable from      Other
                                                                 Treasury Stock    Stockholders for  Comprehensive     Total
                                                Accumulated      --------------       Issuance of       Income       Stockholders'
                                                  Deficit       Shares     Amount    Common Stock       (Loss)       (Deficit)
                                                  -------       ------     ------     ------------      ------       ------------
Balance at December 31, 2000                     $(358,875)     13,710     $  (76)     $ (5,294)    $   9,024       $ 316,867
Unrealized loss on investments
   available-for-sale...............                    --          --         --            --        (1,231)         (1,231)
Warrants and options exercised for
   common stock.....................                    --          --         --            --            --              72
Cancellation of stockholder's note
   for common stock................                     --          --         --         4,321            --            (583)
Stock-based compensation............                    --          --         --            --            --           3,081
Accrued preferred stock dividend....                    --          --         --            --            --         (15,157)
Preferred dividends paid in common
   stock ...........................                    --          --         --            --            --           2,995
7.25% Series D convertible preferred
   stock converted to common stock .                    --          --         --            --            --          54,218
Net loss............................              (467,740)         --         --            --            --        (467,740)
                                                ----------     -------    -------     ---------    ----------      ----------
Comprehensive Loss..................

Balance at December 31, 2001........              (826,615)     13,710        (76)         (973)        7,793        (107,478)
Unrealized loss on investments
   available-for-sale...............                    --          --         --            --        (5,432)         (5,432)
Cancellation of stockholders' notes
   for common stock.................                    --          --         --           435            --              --
Principal stockholder's short swing
   profit...........................                    --          --         --            --            --             583
Stock-based compensation............                    --          --         --            --            --             342
Accrued preferred stock dividend....                    --          --         --            --            --          (3,974)
7.25% Series D convertible preferred
   stock converted to common stock .                    --          --         --            --            --           2,425
Net loss............................              (135,642)         --         --            --            --        (135,642)
                                                ----------     -------    -------     ---------    ----------      ----------
Comprehensive Loss..................

Balance at June 30, 2002............             $(962,257)     13,710     $  (76)     $   (538)    $   2,361       $(249,176)
                                                 =========      ======     ======      ========     =========       =========

              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                                      --------
                                                                                              2002                2001
                                                                                              ----                ----
Cash flows from operating activities:
    Net loss....................................................................      $    (135,642)        $    (350,871)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ............................................             35,306                44,045
      Gain on early retirement of debt .........................................                 --               (32,322)
      Network optimization cost ................................................             19,000               233,083
      Gain on sale of assets, net ..............................................             (4,420)               (2,857)
      Bad debt expense..........................................................              4,736                 4,041
      Amortization of debt discount ............................................                703                   776
      Amortization of deferred debt financing costs ............................                588                   685
      Stock-based compensation expense..........................................                342                 1,867
      Changes in assets and liabilities:
          (Increase) decrease in accounts receivable............................             (2,472)                7,072
          Increase in prepaid expenses and other current assets.................             (2,116)               (2,341)
          (Increase) decrease in other assets ..................................             (4,524)                   525
          Increase (decrease) in accounts payable - trade ......................             18,432               (11,751)
          Decrease in sales tax payable ........................................               (797)                 (213)
          Decrease in accrued network optimization costs .......................             (3,559)              (10,566)
          Increase (decrease) in accrued interest and other expenses ...........              9,711                (1,534)
                                                                                      -------------         -------------
            Net cash used in operating activities ..............................            (64,712)             (120,361)
                                                                                      --------------        -------------
Cash flows from investing activities:
    Purchase of property and equipment, net of payables.........................             (9,635)              (62,471)
    Proceeds from sale of customer base ........................................                 --                 1,601
    Sale of investments available-for-sale, net ................................             95,022               222,538
    Sale of restricted investments, net.........................................              1,566                    --
                                                                                     --------------        --------------
            Net cash provided by investing activities ..........................             86,953               161,668
                                                                                     --------------        --------------
Cash flows from financing activities:
    Proceeds from principal stockholder's short swing profit ...................                583                    --
    Repurchase of Senior Notes..................................................                 --               (14,134)
    Proceeds from issuance of common stock......................................                 --                    75
    Payments on other long-term debt and capital lease obligations..............             (3,732)               (3,781)
                                                                                     ---------------       ---------------
            Net cash used in financing activities ..............................             (3,149)              (17,840)
                                                                                     ---------------       ---------------
            Net increase in cash ...............................................             19,092                23,467
Cash and cash equivalents at beginning of period ...............................              9,136                10,437
                                                                                     --------------        --------------
Cash and cash equivalents at the end of period..................................      $      28,228         $      33,904
                                                                                      =============         =============
Supplemental schedule of non-cash investing and financing activities:
    Preferred stock converted to common stock...................................      $       2,425         $      54,170
                                                                                      =============         =============
    Preferred dividends paid in common stock....................................      $          --         $       2,995
                                                                                      =============         =============
    Preferred stock dividends accrued ..........................................      $       3,974         $       7,795
                                                                                      =============         =============
Other disclosures:
    Cash paid for interest, net of amounts capitalized .........................      $       2,114         $      28,863
                                                                                      =============         =============

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

    On April 8, 2002, the Company, Communications and Mpower Lease Corporation, a wholly-owned subsidiary of Communications (collectively, the "Debtors"), each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. See Note 6 for a description of these proceedings and the effect of the Company's Reorganization Plan.

    The Debtors adopted the provisions of Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," upon commencement of the Bankruptcy Proceedings. In accordance with SOP 90-7, liabilities subject to compromise under the Chapter 11 proceedings have been segregated on the consolidated balance sheet. Liabilities subject to compromise are recorded for the amounts the Company expects to be allowed on known claims rather than estimates of the amounts for which those claims may be settled as a result of the Bankruptcy Court approved plan of reorganization. The consolidated statement of operations for the six months ended June 30, 2002, separately discloses expenses related to the Chapter 11 proceedings as reorganization expense. Interest expense on the Company's 13% Senior Notes due 2010 (the "2010 Notes") and the preferred stock dividends on the 10% Series C Convertible Redeemable Preferred Stock (the "Series C Preferred Stock") and 7.25% Series D Convertible Redeemable Preferred Stock (the "Series D Preferred Stock") ceased to accrue after filing by the Debtors on April 8, 2002. Interest and dividends ceased by operation of law.

    As of July 30, 2002, the Company and its subsidiaries will implement Fresh Start Accounting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of the Company will be allocated to its assets and liabilities, its accumulated deficit will be eliminated, and its new equity will be issued according to the Plan. The Company is still evaluating the impact but anticipates that the adoption of SOP 90-7 and Fresh Start Accounting will have a material effect on its financial statements. As a result, the financial statements published for periods following the effectiveness of the Plan will not be comparable to those published before the effectiveness of the Plan.

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

(2) PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                                                    June 30,            December 31,
                                                                                      2002                  2001
                                                                                      ----                  ----
Buildings and property ........................................................   $         5,737     $          5,715
Telecommunication and switching equipment .....................................           339,594              335,475
Leasehold improvements ........................................................            45,572               41,213
Computer hardware and software ................................................            32,902               28,436
Office equipment and other ....................................................            26,736               26,494
                                                                                  ---------------     ----------------
                                                                                          450,541              437,333
Less accumulated depreciation and amortization.................................          (157,872)            (123,687)
                                                                                  ---------------     ----------------
                                                                                          292,669              313,646
Assets held for future use ....................................................            48,265               42,134
Construction in progress.......................................................             5,886               30,092
                                                                                  ---------------     ----------------
Net property and equipment.....................................................   $       346,820     $        385,872
                                                                                  ===============     ================

    As further discussed in Note 5 "Network Optimization Cost", the assets held for future use are primarily related to the recovery of switch and collocation equipment from markets cancelled or exited during 2001 and 2002 which will be redeployed in future periods throughout the Company's remaining operating markets.

(3) REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

    In January 2002, holders of the Series D Preferred Stock converted 50,000 preferred shares into 57,390 shares of the Company's common stock.

    In January 2002, the Company entered into certain agreements with former employees, whereby in consideration for the payment of $0.1 million and return of 81,000 shares of the Company's common stock, the former employees were released from $0.4 million of obligations related to the notes receivable from stockholders for issuance of common stock.

    In January 2002, the Company announced a deferral of the quarterly dividend on the Company's Series D Preferred Stock. As discussed in Note 1, dividends on the Series C Preferred Stock and the Series D Preferred Stock ceased to accrue after filing by the Debtors on April 8, 2002.

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

(4) COMMITMENTS AND CONTINGENT LIABILITIES

    In the ordinary course of business, the Company enters into purchase agreements with its equipment vendors and collocation site providers. As of June 30, 2002, the Company had total unfulfilled commitments with equipment vendors and collocation site providers for the augmentation of collocation sites of $2.5 million. The Company also has various agreements with certain carriers for transport, long distance and other network services. At June 30, 2002, the Company's commitment under these agreements is $26.9 million, which expire through July 2005.

    The Company is party to various legal proceedings, most of which relate to routine matters incidental to its business. However, on September 20, 2000, a class action lawsuit was commenced against the Company and its chief executive officer (the "CEO"), in federal court for the Western District of New York. On March 6, 2001, an amended consolidated class action complaint was served in that action, seeking to recover damages for alleged violations by the Company of the Securities Exchange Act of 1934 and rule 10(b)-5 thereunder (the "Exchange Act") and section 11 of the Securities Act of 1933. The amended consolidated complaint also seeks to recover damages against several of the Company's officers and former members of its board of directors in addition to the CEO. The amended consolidated complaint also named various underwriters as defendants in the action. However, by agreement of the parties and order of the court, the action against the Underwriters has been discontinued, subject to the plaintiff's right to rename the underwriters as defendants prior to completion of discovery. On February 11, 2002, the Court issued its Decision and Order dismissing the class action lawsuit. The decision of the Court has been appealed to the Court of Appeals in the Second Circuit. The final outcome of this lawsuit is uncertain.

    The Company and the individual defendant officers and former board members have denied any wrongdoing and will vigorously contest the class action lawsuit. Any judgment that is significantly greater than the Company's available insurance coverage could have a material adverse effect on the Company's results of operations and/or financial condition.

    Except as set forth above and except for the Chapter 11 reorganization proceedings discussed in Note 6, management does not believe that the outcome of any legal proceedings will have a material adverse effect on the Company's financial position or results of operations.

(5) NETWORK OPTIMIZATION COST

    The Company has recognized several charges related to the cancellation of certain markets.

    In September 2000, the Company recognized a $12.0 million network optimization charge associated with commitments made for collocation sites. As of June 30, 2002, the Company had incurred $9.1 million of these charges and had $2.9 million of remaining reserves.

    In February 2001, the Company recognized a network optimization charge of $24.0 million associated with the commitments made for switch sites and collocations. During the fourth quarter of 2001, as a result of unfavorable lease negotiations, the Company revised its original estimate and recorded an additional network optimization charge of $2.1 million to cover lease commitments through July 2002. As of June 30, 2002, the Company had incurred $26.1 million of these charges and does not anticipate any additional charges associated with this network optimization.

    In May 2001, the Company recognized a network optimization charge of $209.1 million. Included in the charge was $126.8 million for the goodwill and customer base associated with the Primary Network business, $65.1 million for property and equipment including collocations and switch sites and $17.2 million for other costs associated with exiting these markets. During the fourth quarter of 2001, as a result of favorable negotiations with various carriers, the Company reduced its original network optimization charge by $2.1 million. As of June 30, 2002, the Company had incurred $65.1 million and $7.5 million of charges related to property and equipment and other costs, respectively, and had $7.6 million of remaining reserves.

    In February 2002, the Company closed down operations in Charlotte, North Carolina and eliminated certain other non-performing sales offices. The Company also cancelled the implementation of a new billing system in February 2002. The Company recognized a network optimization charge of $19.0 million in the first quarter of 2002. Included in the charge was $12.5 million for the write down of its investment in software and assets for a new billing system, $3.7 million for property and equipment including collocations and switch sites and $2.8 million for other costs associated with exiting these markets. As of June 30, 2002, the Company had incurred $12.5 million, $3.7 million and $1.4 million of charges related to the billing system, property and equipment and other costs, respectively, and had $1.4 million of remaining reserves.

    The remaining $11.9 million of Accrued Network Optimization costs as of June 30, 2002 represent amounts estimated to be paid, $9.4 million of which has been classified as current liabilities subject to compromise in the Consolidated Balance Sheet. Actual payments will be based on ultimate settlements with various carriers and vendors, net of any costs that may be recoverable through sales of the related assets, and the Company's ability to enter into sublease or termination agreements for its switch site and sales office leases.

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

    In addition, more than two-thirds of the holders of the Company's issued and outstanding shares of preferred stock entered into voting agreements with the Company in support of the proposed recapitalization plan.

    On April 8, 2002, the Company, Communications and Mpower Lease Corporation ("Mpower LeaseCorp"), a wholly-owned subsidiary of Communications, each filed a voluntary petition for relief (collectively, the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). None of the Company's other direct or indirect subsidiaries were parties to the Chapter 11 Cases or any related bankruptcy, reorganization or liquidation proceedings. The Chapter 11 Cases were jointly administered (Case No. 02-11046 (PJW)). During the course of the Chapter 11 Cases, the Debtors managed their properties and operated their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

    On April 8, 2002, the Debtors jointly filed a pre-negotiated plan of reorganization and a disclosure statement with respect to the joint plan of reorganization with the Bankruptcy Court. On May 20, 2002, the Debtors filed the Debtors' First Amended Joint Plan of Reorganization (the "Plan") and a related Debtors' First Amended Disclosure Statement (the "Disclosure Statement") with the Bankruptcy Court. Mpower Leasecorp is not a party to the Plan.

    On July 12, 2002, the Debtors filed an affidavit certifying the ballots accepting or rejecting the Plan that indicated that, in accordance with the Bankruptcy Code, the Plan was accepted by all classes entitled to vote on the Plan.

    On July 17, 2002, the Bankruptcy Court confirmed the Plan, as modified by the Findings of Fact, Conclusions of Law, and Order Under Section 1129 of the Bankruptcy Code and Rule 3020 of the Bankruptcy Rules Confirming Debtors' First Amended Joint Plan of Reorganization entered by the Bankruptcy Court on the same date (the "Confirmation Order," the Plan as modified by the Confirmation Order is referred to herein as the "Final Plan"). Also, on July 17, 2002, the Bankruptcy Court dismissed the Chapter 11 Case of Mpower LeaseCorp, effective as of July 30, 2002.

    On July 30, 2002 (the "Effective Date"), the Final Plan became effective, and the Debtors emerged from Chapter 11 protection and are now operating their businesses and properties as reorganized entities pursuant to the terms of the Final Plan.

    The following is a summary of the material features of the Final Plan. Unless otherwise indicated, each of the actions described below occurred on the Effective Date. References to the "Reorganized Company" below refer to the Company after it has emerged from bankruptcy.

- The 2010 Notes were canceled and the indenture governing the 2010 Notes (the "2010 Note Indenture") was terminated. Pursuant to the Final Plan, holders of the 2010 Notes prior to the emergence (the "2010 Noteholders") received their pro rata share of 55,250,000 shares of the Reorganized Company's common stock (the "New Common Stock") representing 85% of the issued and outstanding common stock of the Reorganized Company, which included 150,000 shares of New Common Stock withheld by the Trustee under the 2010 Note Indenture to satisfy certain fees owed to the Trustee.

- The authorized, issued and outstanding Series C Preferred Stock and Series D Preferred Stock were canceled. Pursuant to the Final Plan, holders of the Series C Preferred Stock and Series D Preferred Stock prior to the emergence (collectively, the "Preferred Stockholders") received, on a pro rata basis, 1,862,214 and 6,912,786 shares of New Common Stock, respectively, which represent a total of 13.5% of the issued and outstanding common stock of the Reorganized Company.

- The authorized, issued and outstanding common stock, par value of $0.001 per share, (the "Old Common Stock") was canceled. Pursuant to the Final Plan, holders of the Old Common Stock prior to the emergence (the "Old Common Stockholders") received their pro rata share of 975,000 shares of New Common Stock representing 1.5% of the issued and outstanding common stock of the Reorganized Company.

- Pursuant to the Final Plan, the Rights Agreement, dated as of June 28, 2001 between the Company and Continental Stock Transfer & Trust Company, as rights agent, was canceled, along with all rights granted to holders of the Old Common Stock thereunder. In addition, the authorized Series E Preferred Stock was also canceled.

- Pursuant to the Final Plan, no fractional shares of New Common Stock will be issued. All distributions of New Common Stock pursuant to the Final Plan will reflect rounding, to avoid the issuance of fractional shares. As a result, the actual shares of New Common Stock issued to holders of each class of the old securities may differ from the share numbers specifically enumerated in the preceding paragraphs.

- The Reorganized Company has entered into a new stock option plan for certain selected key employees (the "New Key Employee Option Plan") that is substantially identical to the existing Amended and Restated Mpower Holding Corporation Stock Option Plan (the "Old Option Plan"). Under the New Key Employee Option Plan, a total of 7,222,222 shares of New Common Stock have been reserved for issuance to employees of the Reorganized Company.

- The Reorganized Company shall enter into a registration rights agreement with holders of the New Common Stock who individually recieved in excess of ten percent (10%) of the New Common Stock under the Final Plan.

- The board of directors of the Reorganized Company (the "Board of Directors") will initially consist of six members. Among them, Rolla P. Huff is the Chief Executive Officer of the Reorganized Company; Joseph M. Wetzel is the President and Chief Operating Officer and is the designee of the Company; Robert M. Pomeroy, Michael E. Cahr, Richard L. Shorten, Jr. and Michael M. Earley are the designees of the 2010 Noteholders (the "2010 Noteholder Designees"). The Final Plan further provides that the 2010 Noteholder Designees will serve for a term of two years during which they cannot be removed without cause. Thereafter, the Board of Directors will be elected in accordance with the Reorganized Company's certificate of incorporation and by-laws, as amended and restated, and applicable law.

- As of the Effective Date, the Reorganized Company's certificate of incorporation, as amended and restated pursuant to the Final Plan, authorized 1,000,000,000 shares of common stock, $0.001 par value and 50,000,000 shares of preferred stock, $0.001 par value. Pursuant to the terms of the Final Plan, on the Effective Date, the Reorganized Company issued 65,000,000 shares of the New Common Stock (subject to rounding adjustments made to avoid the issuance of fractional shares described above), which constitutes 100% of the issued and outstanding common stock of the Reorganized Company as of the Effective Date.

- The New Common Stock began trading on July 31, 2002 on the NASD Over-the-Counter Bulletin Board under the symbol MPOW.

- As of the Effective Date, 1,000 shares of Mpower Communications' common stock remain issued and outstanding, and are held by the Reorganized Company.

- The series of transactions included in the Chapter 11 filing and reorganization plan will reduce federal income tax attributes by the amount of any debt forgiveness income. The federal and state net operating loss ("NOL") carryforwards will be reduced and any remaining NOL carryforward amount will be subject to limitations under Section 382 of the Internal Revenue Code.

    The condensed financial information for the Company and Communications (the "Reorganized Companies"), as of and for the six months ended June 30, 2002 is as follows (in thousands except per share data):

                            CONDENSED BALANCE SHEET
                              AS OF JUNE 30, 2002
                                 (IN THOUSANDS)

                                       ASSETS
Current assets:
             Cash and cash equivalents                                            $        28,011
             Investments available-for-sale                                                63,209
             Restricted investments                                                        11,074
             Other current assets                                                          31,395
             Intercompany receivable                                                      441,795
                                                                                  ---------------
                         Total current assets                                             575,484
             Property and equipment, net                                                  163,187
             Other long-term assets                                                        17,556
             Investments in subsidiaries                                                 (273,961)
                                                                                  ---------------
                                                                                  $       482,266
                                                                                  ===============

                         LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
             Current liabilities not subject to compromise                        $        36,193
             Current liabilities subject to compromise                                    440,341
                                                                                  ---------------
                         Total current liabilities                                        476,534
             Long-term debt                                                                50,529
             10% Series C convertible preferred stock                                      47,763
             7.25% series D convertible preferred stock                                   156,616
             Stockholders' deficit                                                       (249,176)
                                                                                  ---------------
                                                                                  $       482,266
                                                                                  ===============

                       CONDENSED STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                              (IN THOUSANDS)

Operating revenues                                       $  109,728
Cost of operating revenues                                   76,404
Selling, general and
     administrative                                          97,825
Reorganization expense                                       20,702
Network optimization cost                                     7,788
Depreciation and amortization                                20,417
                                                         ----------
             Loss from operations                          (113,408)
Gain on sale of assets, net                                       1
Interest income                                              29,838
Interest expense, net (contractual interest was
    $12,368 for the six months ended
    June 30, 2002)                                          (17,119)
Equity earnings in subsidiary                               (34,954)
                                                         ----------
             Net Loss                                    $ (135,642)
                                                         ==========

                        CONDENSED STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                  (IN THOUSANDS)

Net cash used in operating
  activities                                        $  (64,225)

Cash flows from investing activities:
             Purchases of property and
                equipment, net                          (1,445)
             Transfer of investments
                 available for sale                     85,124
             Sale of restricted
                 investments                             1,566
                                                   -----------
Net cash provided by investing
  activities                                            85,245
                                                   -----------
Cash flows from financing activities:
             Payments on other long-term
                 debt and capital lease
                 obligations, net                         (584)
             Proceeds from short swing
                 profit                                    583
                                                   -----------
Net cash used in financing
    activities                                              (1)
                                                   -----------
Net increase in cash and cash
    equivalents                                         21,019

Cash and cash equivalents, beginning
    of year                                              6,992
                                                   -----------
Cash and cash equivalents, end
    of year                                        $    28,011
                                                   -----------

    Liabilities for which payment was subject to the Chapter 11 proceedings have been classified as liabilities subject to compromise in the consolidated balance sheet. As of June 30, 2002, liabilities of the Company subject to compromise consisted of the following (in thousands):

2010 Notes                         $    370,977
Accrued interest- 2010 Notes             25,820
Other liabilities                        43,544
                                   ------------
                                   $    440,341
                                   ============

    Reorganization items: Reorganization items are comprised of items of expense that were realized or incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code. Items for the six months ended June
30, 2002 consisted of the following (in thousands):

Consent fee                        $    19,025
Professional fees                        1,677
                                   -----------
                                   $    20,702
                                   ===========

    Loss per common share: Loss per common share has been computed using the weighted average number of shares of common stock outstanding. As discussed above, on the Effective Date, the outstanding common stock and preferred stock were cancelled and the Reorganized Company distributed 65,000,000 new shares of common stock under the Final Plan. The increase in the number of shares outstanding will have a significant impact on the loss per share calculation.

(7) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The Company adopted the provisions of this standard on January 1, 2002. SFAS No. 142 provides that goodwill and other acquired intangible assets with indefinite lives will no longer be amortized, but will be subject to at least an annual assessment for impairment through the application of a fair-value-based test. The adoption of SFAS No. 142 has not had a material effect on the financial results of the Company as the Company eliminated its goodwill and other intangible assets in May 2001 (Refer to Note 5). Had the Company adopted the provisions of SFAS No. 142 for all periods presented the effect would have been as follows:

--------------------------------------------------------------------   --------------------------
                                       Three Months Ended June 30,      Six Months Ended June 30,
--------------------------------------------------------------------   --------------------------
                                         2002               2001         2002             2001
--------------------------------------------------------------------   --------------------------
Net loss applicable to common
stockholders, as reported              $  (62,258)      $ (257,060)     $ (139,616)   $ (365,290)
--------------------------------------------------------------------  ---------------------------
Goodwill amortization                          --            3,220              --         6,440
--------------------------------------------------------------------  ---------------------------
Adjusted net loss applicable to
common stockholders                    $  (62,258)      $ (253,840)     $ (139,616)   $ (358,850)
--------------------------------------------------------------------  ---------------------------
Basic and diluted loss per share,
as reported                            $    (1.05)      $    (4.32)     $    (2.35)   $    (6.17)
--------------------------------------------------------------------  ---------------------------
Goodwill amortization per share                --             0.05              --          0.11
--------------------------------------------------------------------  ---------------------------
Adjusted basic and diluted loss
per share                              $    (1.05)      $    (4.27)     $    (2.35)   $    (6.06)
--------------------------------------------------------------------  ---------------------------

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). The Company will adopt this standard on July 30, 2002, in connection with the implementation of Fresh Start Accounting. Upon adoption of SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Management is still assessing the impact that SFAS No. 143 will have on the financial results of the Company.

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

    In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No.
145). This standard rescinds FASB No. 4 and an amendment to that Statement, FASB No. 64, which relates to extinguishment of debt. It rescinds FASB No. 44 which relates to certain sale-leaseback transactions. The Company will adopt this standard on July 30, 2002 in connection with its implementation of Fresh Start Accounting. Management is still assessing the impact that the adoption of SFAS No. 145 will have on the Company's financial results.

    In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management is still assessing the impact that SFAS No. 146 will have on the Company's financial results.

(8) GOING CONCERN MATTERS

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

    The Company incurred losses applicable to common stockholders of $139.6 million during the first six months of 2002 and $365.3 million during the first six months of 2001. The Company continues to incur negative cash flows from operating activities and estimates that it has the resources to fund the Company's current operations through the first quarter of 2003, but that additional resources may be required thereafter. These factors, among others, indicate that the Company could be unable to continue as a going concern.

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

    The Company has completed, and is pursuing, several initiatives intended to increase liquidity and better position the Company to compete under current conditions and anticipated changes in the telecommunications sector. These include:

        - Implementation of the recapitalization of its balance sheet as described in Note 6

        -  Aggressively seeking additional equity or debt financing

        - Discussions with companies who may be interested in acquiring the Company or its assets, in whole or in part, and discussions with companies who may be interested in selling their assets or business, in whole or in part.

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

(9) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    The following information sets forth the condensed consolidating balance sheets of the Company as of June 30, 2002 and December 31, 2001 and the condensed consolidating statements of operations and cash flows for the six months ended June 30, 2002 and 2001, for the Company (the "Parent Company"), the subsidiary of the Company , Communications, which guarantees the 2004 Notes ("Subsidiary Guarantor") and the combined subsidiaries of the Company which are not Subsidiary Guarantors ("Subsidiary Nonguarantors.") The Subsidiary Guarantor is wholly owned and the guarantee is the full, unconditional, joint and several obligation of the Subsidiary Guarantor. The accounting policies of the subsidiaries are the same as those of the Company which are described in
Note 1 of the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. There are no restrictions on the ability of the Subsidiary Guarantor to transfer funds to the Company in the form of cash dividends, loans or advances.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                AT JUNE 30, 2002
                                 (IN THOUSANDS)


                                                   Parent      Subsidiary      Subsidiary
                                                  Company       Guarantor     Nonguarantors   Eliminations   Consolidated
                                               -------------  -------------   -------------  -------------- --------------

                                                               ASSETS

Current assets:
   Cash and cash equivalents                    $       100    $    27,911    $       217    $        --    $    28,228
   Investments available-for-sale                        --         63,209             14             --         63,223
   Restricted investments                                --         11,074             --             --         11,074
   Accounts receivable, net                              --         23,955            100             --         24,055
   Prepaid expenses and other current assets             --          7,440            263             --          7,703
   Intercompany receivable (payable)                (47,998)       489,793       (441,795)            --             --
                                               ------------   ------------   ------------   ------------   ------------
            Total current assets                    (47,898)       623,382       (441,201)            --        134,283
   Property and equipment, net                           --        163,187        183,633             --        346,820
   Investments in subsidiaries                      391,808       (273,961)            --       (117,847)            --
   Other assets                                       7,281         10,275             --             --         17,556
                                               ------------   ------------   ------------   ------------   ------------
            Total assets                        $   351,191    $   522,883    $  (257,568)   $  (117,847)   $   498,659
                                                ===========    ===========    ===========    ===========    ===========



                                           LIABILITIES AND STOCKHOLDERS'(DEFICIT) EQUITY

Current liabilities:
   Current maturities of long-term debt and
       capital lease obligations                $        --    $        --    $     4,918    $        --    $     4,918
   Accounts payable                                       3         22,200         (1,909)            --         20,294
   Accrued interest                                      --          1,508             --             --          1,508
   Other liabilities                                  1,008         11,474         13,373             --         25,855
                                               ------------   ------------   ------------   ------------   ------------

       Total current liabilities not
          subject to compromise                       1,011         35,182         16,382             --         52,575
   Current liabilities subject to compromise        396,800         43,541           --               --        440,341
                                               ------------   ------------   ------------   ------------   ------------
            Total current liabilities               397,811         78,723         16,382             --        492,916
   Senior notes, net                                     --         50,529             --             --         50,529
   Other long-term debt and capital lease
      obligations                                        --             --             11             --             11
                                               ------------   ------------   ------------   ------------   ------------
            Total liabilities                       397,811        129,252         16,393             --        543,456
   Commitments and contingencies
   10% Series C convertible preferred stock          47,763             --             --             --         47,763
   7.25% Series D convertible preferred stock       156,616             --             --             --        156,616
   Stockholders' (deficit) equity:
   Common stock                                          59             --             --             --             59
   Additional paid-in capital                       711,275      1,289,085         75,697     (1,364,782)       711,275
   Accumulated deficit                             (962,257)      (897,277)      (349,658)     1,246,935       (962,257)
   Treasury stock and other                             (76)         1,823             --             --          1,747
                                               ------------   ------------   ------------   ------------   ------------
            Total stockholders' (deficit)
               equity                              (250,999)       393,631       (273,961)      (117,847)      (249,176)
                                               ------------   ------------   ------------   ------------   ------------
Total liabilities, redeemable preferred stock
     and stockholders' (deficit) equity         $   351,191    $   522,883    $  (257,568)   $  (117,847)   $   498,659
                                                ===========    ===========    ===========    ===========    ===========

                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AT DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                       Parent          Subsidiary       Subsidiary
                                                      Company          Guarantor       Nonguarantors   Eliminations    Consolidated
                                                    ----------         ----------      --------------  -------------   -------------

                                                               ASSETS
Current assets:
    Cash and cash equivalents                         $       100      $     6,892      $     2,144     $        --    $     9,136
    Investments available-for-sale                             --           10,671          150,473              --        161,144
    Restricted investments                                     --           12,050              590              --         12,640
    Accounts receivable, net                                   --           24,001              824              --         24,825
    Prepaid expenses and other current assets                  --            5,315              272              --          5,587
    Intercompany receivable (payable)                     (24,839)         588,507         (563,668)             --             --
                                                      -----------      -----------      -----------     -----------    -----------
            Total current assets                          (24,739)         647,436         (409,365)             --        213,332
    Property and equipment, net                                --          182,419          203,453              --        385,872
    Investments in subsidiaries                           488,258         (239,148)              --        (249,110)            --
    Goodwill and other intangibles, net                        --               --               --              --             --
    Other assets                                            7,746            6,697               --              --         14,443
                                                      -----------      -----------      -----------     -----------    -----------
            Total assets                              $   471,265      $   597,404      $  (205,912)    $  (249,110)   $   613,647
                                                      ===========      ===========      ===========     ===========    ===========

                                           LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Current maturities of long-term debt and
      capital lease obligations                       $        --      $       697      $     7,032     $        --    $     7,729
    Accounts payable                                           --           28,877              (48)             --         28,829
    Accrued interest                                       12,367            1,656               --              --         14,023
    Other liabilities                                          --           27,200           17,557              --         44,757
                                                      -----------      -----------      -----------     -----------    -----------
            Total current liabilities                      12,367           58,430           24,541              --         95,338
    Senior notes, net                                     370,366           50,437               --              --        420,803
    Other long-term debt and capital lease
      obligations                                              --              811            1,343              --          2,154
                                                      -----------      -----------      -----------     -----------    -----------
            Total liabilities                             382,733          109,678           25,884              --        518,295
    Commitments and contingencies
    10% Series C convertible preferred stock               46,610               --               --              --         46,610
    7.25% Series D convertible preferred stock            156,220               --               --              --        156,220
    Stockholders' (deficit) equity:
    Common stock                                               59               --               --              --             59
    Additional paid-in capital                            712,334        1,289,012           75,556      (1,364,568)       712,334
    Accumulated (deficit)                                (826,615)        (800,754)        (314,704)      1,115,458       (826,615)
    Treasury stock and other                                  (76)            (532)           7,352              --          6,744
                                                      -----------      -----------      -----------     -----------    -----------
            Total stockholders' (deficit) equity         (114,298)         487,726         (231,796)       (249,110)      (107,478)
                                                      -----------      -----------      -----------     -----------    -----------
    Total liabilities, redeemable preferred stock
      and stockholders' (deficit) equity              $   471,265      $   597,404      $  (205,912)    $  (249,110)   $   613,647
                                                      ===========      ===========      ===========     ===========    ===========

                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                        (IN THOUSANDS)

                                                        Parent     Subsidiary      Subsidiary
                                                       Company     Guarantor      Nonguarantors    Eliminations    Consolidated
                                                     -----------  ------------   ---------------  --------------  --------------
Operating revenues                                  $      --      $ 109,728      $  22,817         $ (22,817)     $ 109,728
Cost of operating revenues                                 --         76,404            (27)               --         76,377
Selling, general and administrative                     1,324         96,501          8,483           (22,817)        83,491
Reorganization expenses                                20,702             --             --                --         20,702
Stock-based compensation
   expense                                                 --             --            342                --            342
Network optimization cost                                  --          7,788         11,212                --         19,000
Depreciation and amortization                              --         20,417         14,889                --         35,306
                                                    ---------      ---------      ---------         ---------      ---------
       Loss from operations                           (22,026)       (91,382)       (12,082)               --       (125,490)
Gain on sale of assets, net                                --              1          4,419                --          4,420
Interest income                                            --         32,404          1,760           (31,230)         2,934
Interest expense, net                                  17,093          2,592         29,051           (31,230)        17,506
Loss on investments in subsidiary                     (96,523)       (34,954)            --           131,477             --
                                                    ---------      ---------      ---------         ---------      ---------
       Net Loss                                     $(135,642)     $ (96,523)     $ (34,954)        $ 131,477      $(135,642)
                                                    =========      =========      =========         =========      =========

                        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                        (IN THOUSANDS)

                                                        Parent     Subsidiary      Subsidiary
                                                       Company     Guarantor       Nonguarantors  Eliminations    Consolidated
                                                     -----------  ------------   ---------------  --------------  --------------

Operating revenues                                  $      --      $  86,172      $  34,548         $ (25,289)     $  95,431
Cost of operating revenues                                 --         71,242         11,521                --         82,763
Selling, general and
   administrative                                          --        110,730         17,913           (25,289)       103,354
Stock-based compensation
   expense                                                 --          1,867             --                --          1,867
Network optimization cost                                  --         50,090        182,993                --        233,083
Depreciation and amortization                              --         17,460         26,585                --         44,045
                                                    ---------      ---------      ---------         ---------      ---------
       Loss from operations                                --       (165,217)      (204,464)               --       (369,681)
Gain on sale of assets, net                                --          1,512          1,263                --          2,775
Interest income                                            --         44,547         10,780           (41,955)        13,372
Interest expense, net                                      --         28,695         42,919           (41,955)        29,659
Loss on investments in subsidiary                    (350,871)      (235,340)            --           586,211             --
                                                    ---------      ---------      ---------         ---------      ---------
       Net Loss before extraordinary item            (350,871)      (383,193)      (235,340)          586,211       (383,193)
Gain on early retirement of debt                          --          32,322             --                --         32,322
                                                    ---------      ---------      ---------         ---------      ---------
       Net Loss                                     $(350,871)     $(350,871)     $(235,340)        $ 586,211      $(350,871)
                                                    =========      =========      =========         =========      =========

                Condensed Consolidating Statement of Cash Flows
                     for the Six Months Ended June 30, 2002
                                 (in thousands)


                                                        Parent     Subsidiary      Subsidiary
                                                       Company     Guarantor      Nonguarantors    Eliminations    Consolidated
                                                     -----------  ------------   ---------------  --------------  --------------


Net cash used in
  operating activities                                 $     --     $(64,225)     $   (487)        $     --        $(64,712)

Cash flows from investing activities:
    Purchases of property and
      equipment, net                                         --       (1,445)       (8,190)              --          (9,635)
    Transfers of investments
      available for sale                                     --       85,124       (85,124)              --              --
    Sale of investments
      available for sale, net                                --           --        95,022               --          95,022
    Sale of restricted
      investments                                            --        1,566            --               --           1,566
                                                       --------     --------      --------         --------        --------
Net cash provided by
  investing activities                                       --       85,245         1,708               --          86,953
                                                       --------     --------      --------         --------        --------

Cash flows from financing activities:
    Payments on other long-term
      debt and capital lease
      obligations, net                                       --         (584)       (3,148)              --          (3,732)
    Proceeds from short swing
      profit                                                 --          583            --               --             583
                                                       --------     --------      --------         --------        --------
Net cash used in financing
  activities                                                 --           (1)       (3,148)              --          (3,149)
                                                       --------     --------      --------         --------        --------

Net increase (decrease) in cash and cash
  equivalents                                                --       21,019        (1,927)              --          19,092

Cash and cash equivalents, beginning
  of year                                                   100        6,892         2,144               --           9,136
                                                       --------     --------      --------         --------        --------

Cash and cash equivalents, end of year                 $    100     $ 27,911      $    217         $     --        $ 28,228
                                                       ========     ========      ========         ========        ========

                Condensed Consolidating Statement of Cash Flows
                     for the Six Months Ended June 30, 2001
                                 (in thousands)


                                                     Parent      Subsidiary      Subsidiary
                                                     Company      Guarantor     Nonguarantors   Eliminations   Consolidated
                                                     -------      ---------     -------------   ------------   ------------


Net cash (used in) provided by
  operating activities                              $     100     $(105,909)     $ (14,552)     $        --     $(120,361)

Cash flows from investing activities:
    Purchases of property and
      equipment, net                                       --       (46,853)       (15,618)              --       (62,471)
    Sale of investments
      available for sale, net                              --       182,273         40,265               --       222,538
    Proceeds from sale of customer base                                              1,601                          1,601
                                                    ---------     ---------      ---------      -----------     ---------
Net cash provided by investing
  activities                                               --       135,420         26,248               --       161,668
                                                    ---------     ---------      ---------      -----------     ---------

Cash flows from financing activities:
    Payments on other long-term
      debt and capital lease
      obligations, net                                     --          (247)        (3,534)              --        (3,781)
    Repurchase of senior notes                             --       (14,134)            --               --       (14,134)
    Proceeds from issuance of
      common stock                                         --            75             --               --            75
                                                    ---------     ---------      ---------      -----------     ---------
Net cash used in by financing
  activities                                               --       (14,306)        (3,534)              --       (17,840)
                                                    ---------     ---------      ---------      -----------     ---------

Net increase in cash and cash
  equivalents                                             100        15,205          8,162               --        23,467

Cash and cash equivalents, beginning
  of year                                                  --         4,359          6,078               --        10,437
                                                    ---------     ---------      ---------      -----------     ---------
Cash and cash equivalents, end of year              $     100     $  19,564      $  14,240      $        --     $  33,904
                                                    =========     =========      =========      ===========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

    We announced on July 30, 2002, that Mpower Holding Corporation and our subsidiary Mpower Communications Corp., formally emerged from Chapter 11 effective that day as our recapitalization plan became effective.

    The following background summarizes the events leading to the recapitalization and material features of the plan. We announced on February 25, 2002 that we had reached agreement with an informal committee representing approximately 66% of the outstanding principal amount of our 13% Senior Notes due 2010 (the "2010 Notes") on a comprehensive recapitalization plan that eliminated a significant portion of our long-term debt and all of our preferred stock. Under the recapitalization plan, we paid $19.0 million of cash on hand and issued common stock to eliminate $583.4 million in debt and preferred stock, as well as $49.5 million of annual interest expense related to our 2010 Notes and $15.8 million of annual dividend payments on our preferred stock.

    On March 22, 2002, we announced that we successfully completed our bondholder solicitation which resulted in more than 99% of the holders of our 2010 Notes entering into voting agreements in support of the proposed recapitalization plan announced on February 25, 2002. On March 27, 2002, each bondholder who participated in the solicitation received a consent fee equal to their pro-rata share of the $19.0 million. In addition, more than two-thirds of the holders of our issued and outstanding shares of preferred stock entered into voting agreements with us in support of the proposed recapitalization plan.

    On April 8, 2002, we filed a voluntary, pre-negotiated reorganization plan for us along with our subsidiaries, Mpower Communications Corp. ("Communications") and Mpower Lease Corporation, a wholly owned subsidiary of Communications, (collectively, "the Debtors"), under Chapter 11 of the Federal bankruptcy code in the U.S. Bankruptcy Court for the District of Delaware. None of our other direct or indirect subsidiaries were parties to the Chapter 11 Cases or any related bankruptcy, reorganization or liquidation proceedings. The Chapter 11 Cases were jointly administered (Case No 02-11046 (PJW)). We operated as a debtor in posession from April 8, 2002 until our emergence from bankruptcy on July 30, 2002.

    On April 8, 2002, we filed a pre-negotiated plan of reorganization and a disclosure statement with respect to the joint plan of reorganization with the Bankruptcy Court. On May 20, 2002, we filed the Debtors' First Amended Joint Plan of Reorganization and a related Debtors' First Amended Disclosure Statement with the Bankruptcy Court. Mpower Leasecorp was not a party to the Joint Plan.

    On July 12, 2002, we filed an affidavit certifying the ballots accepting or rejecting the Joint Plan that indicated that, in accordance with the Bankruptcy Code, the Plan was accepted by all classes entitled to vote on the Joint Plan.

    On July 17, 2002, the Bankruptcy Court confirmed the pre-negotiated Plan, as modified by the Findings of Fact, Conclusions of Law, and Order Under
Section 1129 of the Bankruptcy Code and Rule 3020 of the Bankruptcy Rules Confirming Debtors' First Amended Joint Plan of Reorganization entered by the Bankruptcy Court on the same date (the Plan as modified by the Confirmation Order is referred to as the "Final Plan"). Also, on July 30, 2002, the Bankruptcy Court dismissed the Chapter 11 Case of Mpower Leasecorp.

    On July 30, 2002, the Final Plan became effective (the "Effective Date"), and we and Mpower Communications emerged from Chapter 11 protection and we are now operating our businesses and properties as reorganized entities pursuant to the terms of the Final Plan.

        See Note 6 in the Condensed Notes to unaudited Interim Consolidated Financial Statements for a Summary of the material features of the Final Plan.

ADOPTION OF FRESH START ACCOUNTING

    As of July 30, 2002, we will implement Fresh Start Accounting under the provisions of SOP 90-7. Under SOP 90-7, our reorganization fair value will be allocated to our assets and liabilities, our accumulated deficit will be eliminated, and our new equity will be issued according to the Final Plan. We are still evaluating the impact but anticipate that the adoption of SOP 90-7 and Fresh Start Accounting will have a material effect on its financial statements. AS A RESULT, THE FINANCIAL STATEMENTS PUBLISHED FOR PERIODS FOLLOWING THE EFFECTIVENESS OF THE PLAN WILL NOT BE COMPARABLE TO THOSE PUBLISHED BEFORE THE EFFECTIVENESS OF THE PLAN.

    An estimate of the effect of Fresh Start Accounting as of June 30, 2002 follows (in thousands). The amounts are based on preliminary valuation information and, as such, the final reorganization fair value that will be allocated to our assets and liabilities as of June 30, 2002 will be different from the amounts below.

MPOWER HOLDING CORPORATION PRO FORMA RESTRUCTURING
June 30, 2002

                                                                                  Unaudited
                                                                               ($ in thousands)
                                         ------------------------------------------------------------------------------------------
                                                                                           Fresh Start
                                                                     Debt                  Accounting               Projected
Assets                                    Pre-Confirmation       Restructuring             Adjustments          Post-Confirmation
                                          ----------------       --------------            ------------         -------------------
Current assets                              $ 134,283             $      --                $      --              $ 134,283
Long-term assets                              364,376                (7,281)(2)             (257,960)(1)             99,135
                                            ---------             ---------                ---------              ---------
           Total Assets                     $ 498,659             $  (7,281)               $(257,960)             $ 233,418
                                            =========             =========                =========              =========

Liabilities
Current liabilities                         $ 492,916             $(396,797)(3)            $      --              $  96,119
Long-term liabilities                          50,540                    --                       --                 50,540
                                            ---------             ---------                ---------              ---------
           Total Liabilities                  543,456              (396,797)                      --                146,659


Stockholders' equity (including
Redeemable Convertible Preferred
Stock)                                        (44,797)              389,516(4)              (257,960)                86,759(5)
                                            ---------             ---------                ---------              ---------
Total Liabilities and Equity                $ 498,659             $  (7,281)               $(257,960)             $ 233,418
                                            =========             =========                =========              =========

(1) Anticipated Fair Value of Gross Property and Equipment at original cost, adjusted for reorganization value less the amounts allocated to identified assets, net of certain intangibles.

(2) Elimination of deferred financing costs and its associated accumulated amortization in connection with restructuring of notes.

(3) Elimination of notes and related accrued interest expense and unamortized discount related to restructuring of notes.

(4)  Conversion of preferred stock to common equity per restructuring agreement.

(5) Includes a net equity balance equal to the reorganization equity value of $87.3 million per "Fresh Start" accounting guidelines.

--------------------------------------------------------------------------------

THE BUSINESS

    We operate through our wholly owned subsidiary, Mpower Communications Corp. ("MCC"), which offers voice and high-speed data services using both SDSL and T1 technology in all of our markets. As of June 30, 2002, we provided services in 27 metropolitan areas in 8 states. Our network consists of 578 incumbent carrier central office collocation sites providing us access to more than 11 million addressable business lines. All of our 578 central office collocation sites are SDSL capable and 374 are T1 capable. We have established working relationships with the following incumbent local exchange carriers (ILEC's) BellSouth, Verizon, and

Southwestern Bell Corporation (including its operating subsidiaries PacBell and Ameritech, collectively referred to as "SBC"). We have over 415,000 lines in service.

    We were one of the first competitive communications carriers to implement a facilities-based network strategy. As a result, we own the network equipment that controls how voice and data transmissions originate and terminate, which we refer to as switches, and lease the telephone lines over which the voice and data traffic are transmitted, which we refer to as transport.

    We install our network equipment at the site of the incumbent carrier from whom we rent standard telephone lines. These sites are referred to as collocation sites within the telecommunications industry. As we have already invested and built our network, we believe our strategy allows us to serve a broad geographic area at a comparatively low cost while maintaining control of the access to our customers.

    Our business is to deliver packaged voice and broadband data solutions to small and mid-sized businesses. Specifically, our business plan is based on serving the small and medium enterprise customers that find business value in high-speed broadband Internet access integrated with local dial-tone service. We have more than 86,000 business customers, providing them broadband Internet via SDSL and T1, integrated services over VoDSL, T1 and local voice telephone service.

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

CRITICAL ACCOUNTING POLICIES

    Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, network optimization accruals and disputes with carriers. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

    Revenue Recognition: Revenue from monthly recurring charges, enhanced features and usage is recognized in the period in which service is provided. Deferred revenue represents advance billings for services not yet provided. Such revenue is deferred and recognized in the period in which service is provided. We recognize revenue from switched access in the period in which service is provided and based on management's best estimate of its collectibility. Approximately 78% of the switched access minutes carried on our network in the quarter ended June 30, 2002 were from our largest carriers with who we have existing contracts governing the amount of our switched access charges. The remaining 22% of the switched access traffic comes from carriers who have been slow to pay or have had some dispute of our billings. If the amount we collect in the future for these other carriers varies significantly from our estimates, our revenue may be negatively affected. These certain judgments in measuring revenue may affect our results. Revenue results may be difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly and could result in future operating losses.

    Allowance For Doubtful Accounts: We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay for our services. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, current economic trends and changes in our customer payment patterns. If the financial condition of our customers were to deteriorate and impact their ability to make payments, additional allowances may be required. Several of the carriers that terminate or originate traffic for our customers are currenly in Chapter 11 proceedings. The largest of these vendors include Global Crossing and Worldcom. In establishing the allowance for doubtful accounts we have taken into consideration the aggregate risk of our receivables. If actual results differ from our estimates we may need to adjust our reserves in the future.

    Network Optimization Accruals: In establishing the accrual for the network optimization costs, we made certain assumptions related to the wind down and closure of certain markets and related future severance costs and other exit costs. While we feel the assumptions were appropriate, there can be no assurance that actual costs will not differ from estimates used to establish the restructuring accrual. If actual results differ significantly from the estimates, we may need to adjust our restructuring accrual in the future.

    Disputes With Carriers: Various long distance carriers and incumbent carriers lease loop, transport and network facilities to us. The pricing of such facilities are governed by either a tariff or an interconnection agreement. These carriers bill us for our use of such facilities. From time to time, the carriers present inaccurate bills to us, which we dispute. As a result of such billing inaccuracies, we record an estimate of our liability based on our measurement of services received. As of June 30, 2002 we had $6.9 million of disputes with carriers. We have reserved $4.2 million against those disputed balances. Based on the nature and history of disputes with the carriers, we believe this amount to be adequate. Any significant victories or losses when these disputes are resolved may require us to adjust our reserves in the future.

RESULTS OF OPERATIONS

    Our revenues are generated from sales of communications services consisting primarily of local phone services, data services, long-distance services, switched access billings and non-recurring charges, principally installation charges. Local, long distance and data services are generally provided and billed as a bundled offering under which customers pay a fixed amount for a package of combined services. As a result, the portion of our revenues attributable to each service is not identifiable and, therefore, we do not record or report these amounts separately.

    We took measures during the second quarter of 2002 which we believe will further improve the quality of new revenue added, including more stringent credit checks, minimum customer line thresholds, term contracts, and higher prices in many markets. In spite of our expectation of positive results we cannot assure the investor that our revenues will continue to grow as a result of the softness in the economy, the difficulties in the competitive telecom sector and our own Chapter 11 restructuring process.

    The growth in revenue during the remainder of 2002 will primarily be dependent on our ability to continue to add new customers in a competitive market, manage our churn (defined as the percentage of installed lines that disconnect service each month), and sell additional services to our existing customers.

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

    Our switched access revenues historically have been subject to uncertainties such as various federal and state regulations and disputes with our long distance carriers. As of June 30, 2002, we have agreements with those carriers that provide over 78% of our switched access traffic. In addition, the Federal Communications Commission (the "FCC") in April 2001 adopted new rules that limit the rates we can charge carriers for use of our facilities. Under these rules, which took effect on June 20, 2001, competitive carriers are required to reduce their tariffed interstate access charges to agreed upon contractual rates or rates no higher than 2.5 cents per minute. After one year, the rate ceiling will be reduced to 1.8 cents and after two years to 1.2 cents per minute. After three years, all competitive carriers will be required to charge rates no higher than the incumbent telephone company. As a result of our agreements and the reductions in rates dictated by the FCC, we anticipate a continued decrease of switched access revenues as a percent of total revenue. Switched access revenue as a percent of total revenue was 19% for the second quarter of 2002 and 31% in the second quarter of 2001.

    Our principal operating expenses consist of cost of operating revenues, selling, general and administrative expenses, and depreciation and amortization expense. Cost of operating revenues consists primarily of access charges, line installation expenses, transport expenses, long distance expenses and lease expenses for our switch sites and our collocation sites. While we cannot be certain that we will be successful controlling cost and achieving operating efficiencies in our network, we expect these costs to remain flat or slightly decrease as a percentage of total revenue during the remainder of 2002.

    Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs, marketing costs, the cost of maintaining the hardware in our network and back office systems, provision for bad debts, professional fees and facilities expenses.

    Reorganization expenses consist of legal, audit and financial advisor fees, as well as the $19.0 million consent fee payment made to holders of our 2010 Senior Notes. We estimate that we will incur fees and expenses in connection with the restructuring that will be approximately $29.6 million, consisting of:

-   $19.0 million of consent fee payments;

-   $10.0 million of legal and financial advisors fees;

-   $0.6 million of other fees and expenses; and

    During the quarter ending June 30, 2002, we incurred $20.7 million of those fees and expenses.

    We will also record the write-off of $16.8 million of deferred debt issuance costs and unamortized debt discount as a reorganization expense. This will be a non-cash transaction.

    Depreciation and amortization expense includes depreciation of switching and collocation equipment, business application software as well as general property and equipment and the amortization of leasehold improvements, goodwill and other intangible assets. Upon the implementation of Fresh Start Accounting, depreciation and amortization expense will be significantly reduced in the future periods.

    Gross interest expense is primarily attributable to the 13% Senior Notes due 2010 we issued in March 2000 and the 13% Senior Notes due 2004 issued in September 1997. Interest was paid on our 13% Senior Notes due 2004 in April 2002. The interest payable on the 13% Senior Notes due 2010 was accrued through April 8, 2002 but not paid as agreed upon by the holders of the notes in connection with the consent solicitation and reorganization plan. With Fresh Start Accounting, interest expense will be significantly reduced in future periods.

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

 Quarterly Comparison - June 30, 2002 vs. June 30, 2001

    Total operating revenues increased to $56.9 million for the quarter ended June 30, 2002 as compared to $49.2 million for the quarter ended June 30, 2001. The 16% increase in revenue was primarily the result of the putting more customers on our network and increasing the lines in service as well as price increases we implemented in several of our markets in the second quarter of 2002. Total lines in service increased 24% from 337,420 at June 30, 2001 to 416,857 at June 30, 2002. Our switched access revenues decreased $4.6 million or 30% from the quarter ended June 30, 2001 and decreased as a percentage of our revenues to 19%. This decrease in switched access revenues was primarily a result of the reduction in rates we negotiated with our major carriers and FCC mandated rate rules. We expect switched access revenue to continue to decline as a percentage of total revenue.

    Cost of operating revenues for the quarter ended June 30, 2002 was $36.8 million as compared to $42.2 million for the quarter ended June 30, 2001. The 13% decrease is primarily due to the closure of non-performing markets during 2001 and efforts to improve the costs effectiveness of our network, offset slightly by increased costs attributable to an increase in the number of lines in service.

    For the quarter ended June 30, 2002, selling, general and administrative expenses totaled $41.4 million, a 19% decrease from the $51.0 million for the quarter ended June 30, 2001. The decrease is primarily a result of the closure of non-performing markets in 2001, management initiatives that resulted in a decrease in administrative personnel, facilities expenses and reduction in occupancy costs relating to the closure of non-performing markets and management initiatives to reduce customer acquisition costs.

    For the quarter ended June 30, 2002, we recorded $0.1 million in stock-based compensation compared to $0.9 million recorded for the quarter ended June 30, 2001. This expense relates to in-the-money stock options granted in 1999, 2000, and 2001. The reduction in expense from the quarter ending June 30, 2001 was primarily the result of the rescinded stock agreement with Mr. Huff, our Chief Executive Officer. Due to the September 2000 and September 2001 re-pricings of stock options, we are now subject to variable plan accounting.
We have not recognized compensation expense for the options re-priced in September 2000 and 2001 as the market price of the common stock at June 30, 2002 was below the exercise prices. However, we are unable to predict the expense that may be recognized in future periods as this amount is subject to fluctuations in the market price of our stock.

    As filed in our Final Plan with the Bankruptcy Court, 7,222,222 shares of New Common Stock have been reserved for issuance pursuant to the terms of a new stock option plan (the "New Key Employee Option Plan") adopted by us for the benefit of certain selected key employees that will be substantially identical to the Amended and Restated Mpower Holding Corporation Stock Option Plan (the "Old Option Plan") canceled as of the Effective Date. The adoption of the Stock Option Plan may have an effect on future compensation expense.

    In accordance with Statement of Position ("SOP") 90-7, expenses resulting from the reorganization of the business in a bankruptcy proceeding are to be reported separately as reorganization items. Reorganization items of $20.7 million were recognized during the second quarter 2002. The expenses consisted primarily of the $19.0 million consent fee payment to our bondholders and $1.7 million of legal and financial advisor fees.

    In May 2001, we announced plans to close down operations in twelve of our markets, representing more than 180 collocations. We exited most of these markets in the third quarter ending September 30, 2001 and recognized a network optimization charge of $209.1 million in the second quarter of 2001. Included in the charge was $126.8 million for the goodwill and customer base associated with the Primary Network business, which was eliminated as a result of the market closings, $65.1 million for property including collocations and switch sites, and $17.2 million for other costs associated with exiting these markets. With respect to the network optimization charges, the total actual charges will be based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from any subsequent subleases, our ability to sell or re-deploy network equipment for growth in our existing network and other factors.

    For the quarter ended June 30, 2002, depreciation and amortization was $17.9 million as compared to $22.5 million for the quarter ended June 30, 2001. This decrease is primarily the result of the retirement of assets in closed markets and write-off of goodwill and other intangible assets prior to May 2001, which more than offset depreciation from assets placed in service since June 30 2001.

    Interest income was $1.2 million for the quarter ended June 30, 2002 compared to $5.6 million for the quarter ended June 30, 2001. The decrease is a result of decreases in cash and investments during 2001 and 2002. Cash and investments have been used to purchase capital equipment, pay interest on our senior secured notes and fund operating losses.

    Gross interest expense for the quarter ended June 30, 2002 totaled $3.7 million compared to $16.8 million for the quarter ended June 30, 2001. As required by SOP 90-7, interest expense ceased on our 2010 Notes upon filing our petition for relief under Chapter 11 of the Bankruptcy Code on April 8, 2002. Contractual interest was $14.6 million for the quarter ending June 30, 2002. The decrease in interest expense is primarily due to the cessation of interest accruals due to the reorganization. Interest capitalized for the quarter ended June 30, 2002 decreased to $0.4 million as compared to $1.9 million for the quarter ended June 30, 2001. The decrease in interest capitalized is due to the decrease in switching equipment under construction as our network expansion has slowed.

    We incurred net losses of $61.9 million and $252.4 million for the quarters ended June 30, 2002 and 2001, respectively.

    For the quarter ended June 30, 2002 and 2001, we accrued preferred stock dividends of $.3 million and $4.7 million, respectively, payable to holders of our Series D convertible preferred stock. As required by SOP 90-7, accrual of preferred stock dividends ceased upon filing of our petition for relief under Chapter 11 of the Bankruptcy Code on April 8, 2002. Contractual dividends were $3.8 million for the quarter ending June 30, 2002. For the quarter ended June 30, 2001, we also recognized $6.4 million associated with the inducement feature included in our conversion of preferred shares into common stock.

     Six Month Period Ended  - June 30, 2002 vs. June 30, 2001

    Total operating revenues increased to $109.7 million for the six months ended June 30, 2002 as compared to $95.4 million for the six months ended June 30, 2001. This 15% increase was primarily the result of putting more customers on our network and increase in the number of lines in service.

    Cost of operating revenues for the six months ended June 30, 2002 was $76.4 million as compared to $82.8 million for the six months ended June 30, 2001. The 8% decrease is due to market reductions and cost saving initiatives, offset by increases in cost attributable to the increased number of lines in service.

    For the six months ended June 30, 2002, selling, general and administrative expenses totaled $83.5 million, a 19% decrease from the $103.4 million for the comparable 2001 period. The decrease is primarily a result of the closure of non-performing markets in 2001, management initiatives that resulted in a decrease in administrative personnel, facilities expenses and reduction in occupancy costs relating to the closure of non-performing markets and management initiatives to reduce customer acquisition costs.

    For the six months ended June 30, 2002 we recorded $0.3 million in stock-based compensation compared to $1.9 million for the comparable 2001 period. This expense relates to in-the-money stock options granted in 1999, 2000, and 2001. The reduction in expense from the six months ending June 30, 2001 was primarily the result of the rescinded stock agreement with Mr. Huff, our Chief Executive Officer. Due to the September 2000 and September 2001 re-pricings of stock options, we are now subject to variable plan accounting. We have not recognized compensation expense for the options re-priced in September 2000 and 2001 as the market price of the common stock at June 30, 2002 was below the exercise prices. However, we are unable to predict the expense that may be recognized in future periods as this amount is subject to fluctuations in the market price of our stock.

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

    For the six months ended June 30, 2002, depreciation and amortization was $35.3 million as compared to $44.0 million for the six months ended June 30, 2001. This 20% decrease is primarily the result of the retirement of assets in closed markets and write-off of goodwill and other intangible assets prior to May 2001, which more than offset depreciation from assets placed in service since June 30 2001.

    Interest income was $2.9 million during the six months ended June 30, 2002 compared to $13.4 million for the six months ended June 30, 2001. The decrease is a result of decreases in cash and investments during 2001 and 2002. Cash and investments have been used to purchase capital equipment, pay interest on the senior secured notes and fund operating losses.

    Gross interest expense for the six months ended June 30, 2002 totaled $18.7 million compared to $33.6 million for the six months ended June 30, 2001. Interest capitalized for the six months ended June 30, 2002 decreased to $1.2 million as compared to $3.9 million for the six months ended June 30, 2001. As required by SOP 90-7, interest expense ceased on our 2010 Notes upon filing our petition for relief under Chapter 11 of the Bankruptcy Code on April 8, 2002. Contractual interest on our 2010 Notes was $28.8 million for the six months ended June 30, 2002. The decrease in interest expense is primarily due to the cessation of interest accruals due to the reorganization. The decrease in interest capitalized is due to the decrease in switching equipment under construction as our network expansion has slowed.

    During the six months ended June 30, 2001, we recognized an extraordinary gain on the early retirement of debt of $32.3 million. For the six months ended June 30, 2002 and 2001, we incurred net losses after extraordinary items of $135.6 million and $350.9 million, respectively.

    For the six months ended June 30, 2002, we accrued dividends of $4.0 million, payable to holders of our convertible preferred stock, compared to $14.4 million for the six months ended June 30, 2001. As required by SOP 90-7, accrual of preferred stock dividends ceased upon filing of our petition for relief under Chapter 11 of the Bankruptcy Code on April 8, 2002. Contractual dividends were $7.5 million for the six months ended June 30, 2002. For the six months ended June 30, 2001, we also recognized $6.4 million associated with the inducement feature included in our conversion of preferred shares into common stock.

LIQUIDITY AND CAPITAL RESOURCES

    We continue to incur negative cash flows from operating activities and estimate that we have the resources to fund our current operations through the first quarter of 2003, but we will likely require additional debt or equity financing thereafter. These factors, among others, may indicate that we may be unable to continue as a going concern.

    We expect to continue to require substantial amounts of capital to acquire customers, fund operating losses, augment and maintain the network in existing markets and develop new products and services.

    We have completed, and are pursuing, several initiatives intended to increase liquidity and better position ourselves to compete under current conditions and anticipated changes in the telecommunications sector. These include:

    - Complete the implementation of the recapitalization of our balance sheet as described in Note 6 of the Condensed Notes to the Unaudited Interim Consolidated Financial Statements

    - Aggressively seeking additional equity or debt financing

    - Discussions with companies who may be interested in acquiring our assets or business in whole or in part, and discussions with companies who may be interested in selling their assets or business, in whole or in part

    - Continuing to update our prospective business plans and forecasts to assist in monitoring current and future liquidity

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

 As of June 30, 2002, we had $91.5 million in unrestricted cash and cash equivalents and investments available for sale and this will be our near-term source of liquidity. As a result of our Chapter 11 filing, we had certain pre-petition and post-petition liabilities of approximately $17.0 million that had not been paid as of June 30, 2002. Had we paid these liabilities in the second quarter of 2002 our associated ending cash balance would have been lower. We have been generating from revenues only a portion of the cash necessary to fund our operations. We have incurred a loss in each year since inception, and we expect to incur substantial losses for the near future.

    We emerged from our Chapter 11 proceeding effective July 30, 2002 and our liquidity position has improved substantially as we have eliminated $583.4 million of debt and preferred stock and $65.3 million of related annual interest and preferred dividend payments. We cannot assure investors that we will be able to successfully find adequate funding to operate until we are cash flow positive. Without additional capital, we may have to make further changes to our current business plan. We cannot assure investors that we will be successful in obtaining additional debt or equity financing or in obtaining a bank facility on terms acceptable to us, or at all, or that our estimate of additional funds required is accurate.

    Developing and maintaining our network and business has required and will continue to require us to incur capital expenditures primarily consisting of the costs of purchasing switching and associated equipment. Cash outlays for capital expenditures were $9.6 million through the second quarter of 2002. We expect we will continue to require substantial amounts of capital to acquire customers, fund our operating losses, augment our network in our existing markets and develop new products and services.

    Our capital expenditures for the remainder of 2002 will focus on the augmentation of our network to add new products and customers and to improving the cost efficiency of our network, as we have completed the footprint build-out of our network in the markets in which we operate. To conserve cash we have also decided to delay any further upgrade and augmentation of our operational support systems. Once we have attracted new capital into the business, we will revisit this decision. We will continue to rely on our existing operational support systems in the interim. We cannot assure investors that these systems will be adequate to support the continued scaling of our business.

    The substantial capital investment required to initiate services and fund our operations has exceeded our operating cash flow. This negative cash flow from operations results from the need to establish and maintain our network and sales and support functions in anticipation of connecting revenue-generating customers. We expect to continue recording negative cash flow from operations until we generate adequate revenue to cover the fixed cost of the network. We cannot assure you we will attain break-even cash flow from operations in subsequent periods, nor that we have the funding to scale the business to operating cash flow positive.

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

CASH FLOW DISCUSSION

    In summary our cash flows were:

                                                          Six Months Ending
                                                            June 30, 2002
                                                            -------------
(in thousands)
Net Cash Used in Operating Activities ...............        $ (64,712)
Net Cash Provided by Investing Activities............        $  86,953
Net Cash Used in Financing Activities                        $  (3,149)

    This summary of cash flows includes cash and cash equivalents and it does not include investments available for sale.

    Cash, Cash Equivalents And Investments Available For Sale: We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years with the intent to make such funds readily available for operating purposes. At June 30, 2002, cash, cash equivalents and investments available-for-sale were $91.5 million. Restricted cash amounted to $11.1 million as of June 30, 2002. The restricted cash balance as of June 30, 2002 primarily represents a commitment we made in September 2001, to pay up to $4.5 million during the period through December 31, 2002 for employee retention and incentive compensation bonuses, subject to the terms of the agreements. In addition, we committed to pay up to $7.5 million in severance payments to certain employees in the event they are terminated involuntarily, without cause or voluntarily, with good cause. In November 2001, we established a trust, which was funded at a level sufficient to cover the maximum commitment for retention, incentive compensation and severance payments. For the six months ended June 30, 2002 we paid out $2.9 million relating to these commitments.

    Operating Activities: We used $64.7 million in cash for operations for the six months ended June 30, 2002. The use of cash in 2002 was primarily the result of operating expenses, incurred in the on-going operation of our business, offset by cash revenues.

    Investing Activities: For the six months ended June 30, 2002, we were p rovided with $87.0 million in cash from investing activities. The cash provided in 2002 primarily represents sale of investments available-for-sale to fund our operating losses and capital requirements.

    Financing Activities: For the six months ended June 30, 2002, we used $3.1 million of cash for financing activities. The cash used in 2002 represents primarily payments on capital lease obligations.

EFFECTS OF NEW ACCOUNTING STANDARDS

Accounting for Goodwill and Other Intangible Assets

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). We adopted the provisions of this standard on January 1, 2002. SFAS No. 142, provides that goodwill and other acquired intangible assets with indefinite lives will no longer be amortized, but will be subject to at least an annual assessment for impairment through the application of a fair-value-based test. The adoption of SFAS No. 142 has not had a material effect on our financial results as we eliminated our goodwill and other intangible assets in May 2001

Accounting for Asset Retirement Obligations

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). We will adopt this standard on July 30, 2002 in connection with our implementation of Fresh Start reporting. Upon adoption of SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. We are still assessing the impact SFAS No. 143 will have on the financial results of the Company.

Accounting for the Impairment or Disposal of Long-Lived Assets

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

Recission of FASB Statements Nos. 4, 44, and 64, an amendment of FASB Statement No. 13, and Technical Corrections

    In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No.
145). This standard rescinds FASB No. 4 and an amendment to that Statement, FASB No. 64 which relates to extinguishment of debt. It rescinds FASB No. 44 which relates to certain sale-leaseback transactions. We will adopt SFAS No. 145 effective on July 30, 2002 in connection with our implementation of Fresh Start reporting. We are still assessing the impact SFAS No. 145 will have on the financial results of the Company.

Accounting for Costs Associated with Exit or Disposal Activities

    In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EIFT) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We are still assessing the impact SFAS No. 146 will have on the financial results of the Company.

TRENDS/UNCERTAINTIES THAT MAY AFFECT THE BUSINESS

    The sector in which our business operates has had many changes over the past two years. As a result of the downturn of the economy and the dramatic shrinking of the technology sector, many of our competitors have discontinued doing business or have restructured in order to be able to continue to operate. As a result of the downturn, competitive carriers may face over-capacity, large amounts of debt and uncertain economic and regulatory conditions.

     In spite of trends resulting from the further deterioration in the overall U.S. economy and continuing weakness in the telecom market, there exists continued growing demand for competitive telecommunications services as well as high-speed data services. We hope that with the reduction in the number of competitors our position in the marketplace will improve.

    We scaled back the markets we serve from early to mid 2001, to focus our resources on the markets we expect to be the most profitable. Most recently, on February 25, 2002, we announced we were ceasing operations in Charlotte, North Carolina, where we were serving approximately 500 customers. We do not currently have any plans to close any additional markets, and no assurance can be given that future operating results will improve after these closings, or that these closings will not negatively affect our operations. Further, there can be no assurance that additional market closings will not be required in the future.

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

    Internet service providers may be among our potential customers and these new reciprocal compensation rules could limit our ability to service this group of customers profitably. While some competitive carriers target Internet service providers in order to generate additional revenues from reciprocal compensation charges, at the present time we do not focus our marketing efforts on Internet service providers. Therefore, we expect that these rules will have a minimal impact on us.

    On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy program. This order established new subsidies for telecommunications and information services provided to qualifying schools, libraries and rural health providers. The FCC also expanded federal subsidies for local dial-tone services provided to low-income consumers. Providers of interstate telecommunications service, including us, must contribute to these subsidies. In later years, the FCC created additional subsidies that primarily benefit incumbent telephone companies. On a quarterly basis, the FCC announces the contribution factor proposed for the next quarter. For the second quarter of the year 2002, the contribution factor is 0.068086 of a provider's interstate and international revenue for the third quarter of 2001. We intend to recover our share of these costs through charges assessed directly to our customers and participation in federally subsidized programs. The FCC is considering proposals to change the way contributions are assessed, but we cannot predict when or whether the FCC will act on these proposals.

    In 1994, Congress passed the Communications Assistance for Law Enforcement Act ("CALEA") to ensure that law enforcement agencies would be able to conduct properly authorized electronic surveillance of digital and wireless telecommunications services CALEA requires telecommunications carriers to modify their equipment, facilities and services to ensure that they are able to comply with authorized electronic surveillance requests. For circuit-switched facilities, carriers such as us were required to comply with CALEA by November 19, 2001. As a result of litigation, the FCC extended the deadline for carriers to implement the Department of Justice / Federal Bureau of Investigation "punch list" capabilities until June 30, 2002. We have now complied with the CALEA requirements.

FORWARD LOOKING STATEMENTS

    Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that certain statements contained in this Report regarding our or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We wish to caution the reader these forward-looking statements are not historical facts and are only estimates or predictions. Actual results may differ materially from those projected as a result of risks and uncertainties including, but not limited to, market makers' independent decisions to create a market in the common stock of our recapitalized company, future sales growth, market acceptance of our product offerings, our ability to secure adequate financing or equity capital to fund our operations, network expansion and proposed recapitalization plan, our ability to manage rapid growth and maintain a high level of customer service, the performance of our network and equipment, our ability to enter into strategic alliances, the cooperation of incumbent local exchange carriers in provisioning lines and interconnecting our equipment, regulatory approval processes, changes in technology, price competition and other market conditions and risks detailed from time to time in our Securities and Exchange Commission Filings.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

    Upon the consummation of our restructuring on July 30, 2002 a substantial amount of our fixed rate debt was eliminated. Prior to the consummation of our restructuring, our 13% Senior Notes due 2010 (the "2010 Notes) traded at a significant discount to its face amount due in part to our plan of reorganization. Because of the significant discounting of our 2010 Notes, for reasons unrelated to interest rates, we do not believe that a hypothetical change of one percentage point in average interest rates would have a material effect on the fair value of our 2010 Notes. Our 13% Senior Notes due 2004 (the "2004 Notes") bear fixed interest rates. However, the fair market value of this debt is sensitive to changes in prevailing interest rates. We run the risk that market rates will decline and the required payments will exceed those based on the current market rate. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. Based upon quoted market prices, the fair value of our 2004 Notes outstanding is approximately $20.4 million at June 30, 2002 as compared to a carrying value of $50.9 million. A hypothetical 1% decrease in interest rates would increase the fair value of our long-term debt by $0.6 million.

    The remainder of our long-term debt consists primarily of variable rate debt with carrying amounts that approximate their fair values.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

    We are party to numerous state and federal administrative proceedings. In these proceedings, we are seeking to define and/or enforce incumbent carrier performance requirements related to:

    -    the nature and availability of network elements;

    -    the cost and provisioning of those network elements we lease;

    -    the terms of interconnection agreements;

    -    the establishment of customer care and provisioning; and

    -    collocation costs and procedures.

    - winback programs based on discriminatory marketing and predatory pricing.

   The outcome of these proceedings will establish the rates and procedures by which we obtain and provide leased network elements and could have a material effect on our operating costs.

    On September 20, 2000, a class action lawsuit was commenced against us and our chief executive officer, Rolla P. Huff, in federal court for the Western District of New York. On March 6, 2001, an amended consolidated class action complaint was served in that action, seeking to recover damages for alleged violations by us of the Securities Exchange Act of 1934 and rule 10(b)-5 thereunder (the "Exchange Act") and section 11 of the Securities Act of 1933. The amended consolidated complaint also seeks to recover damages against several of our officers and former members of our board of directors in addition to Mr. Huff. The amended consolidated complaint also named various underwriters as defendants in the action. However, by agreement of the parties and order of the court, the action against the underwriters has been discontinued, subject to the plaintiffs' right to rename the underwriters as defendants prior to the completion of discovery. On February 11, 2002, the Court issued its Decision and Order dismissing the class action lawsuit. The decision of the Court has been appealed to the Court of Appeals for the Second Circuit and the final outcome of this lawsuit is uncertain.

    We and the individual defendant officers and former board members have denied any wrongdoing and will vigorously contest the class action suit. Any judgment that is significantly greater than our available insurance coverage could have a material adverse effect on our results of operations and/or financial condition.

    In addition, on April 8, 2002, we commenced a voluntary, pre-negotiated proceeding under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On July 17, 2002, our Final Plan was approved and as of July 30, 2002, the Final Plan became effective and we have emerged from our reorganization in bankruptcy. Please refer to Management's Discussion and Analysis for a more complete discussion of the bankruptcy proceedings.

    From time to time, we engage in other litigation and governmental proceedings in the ordinary course of our business. We do not believe any other pending litigation or governmental proceeding will have a material adverse effect on our results of operations or financial condition.

ITEM 2. Changes in Securities and Use of Proceeds

     As of July 30, 2002, all of our outstanding 2010 Notes, Series C Preferred Stock, Series D Preferred Stock and Old Common Stock were cancelled and approximately 65,000,000 shares of our New Common Stock were issued in exchange therefor. See Note 6 to the Consolidated Financial Statements for a more complete description of the exchange. We did not receive any proceeds from the issuance. No underwriter was involved in these transactions and no commissions were paid with respect to the issuance of such securities. These issuances of securities were made in reliance on the exemption from registration provided by Section 3(a) (7) of the Securities Act of 1933.

ITEM 5.  Other Information

Changes in Board of Directors

    Effective as of July 30, 2002, our board of directors consists of six members. Among them, Rolla P. Huff is our Chief Executive Officer; Joseph M. Wetzel is our President and Chief Operating Officer and has been designated by us to serve on our board of directors; and Robert M. Pomeroy, Michael E. Cahr, Richard L. Shorten, Jr. and Michael M. Earley are the designees of the 2010 Noteholders (the "2010 Noteholder Designees"). The Final Plan provides that the 2010 Noteholder Designees will serve for a term of two years during which they cannot be removed without cause. Thereafter, our board of directors will be elected in accordance with our certificate of incorporation and by-laws, as amended and restated, and applicable law.

ITEM 6. Exhibits and Reports on Form 8-K

    (a) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

                   2.1          Findings of Fact, Conclusions of Law, and Order
                                Under Section 1129 of the Bankruptcy Code and
                                Rule 3020 of the Bankruptcy Rules Confirming
                                Debtors' First Amended Joint Plan of
                                Reorganization, dated July 17, 2002. (1)

                   2.2          Debtors' First Amended Joint Plan of
                                Reorganization dated May 20, 2002. (1)

                   2.3 Debtors' First Amended Disclosure Statement dated May 20, 2002. (1)

                   3.1          Second Amended and Restated Certificate of
                                Incorporation filed with the Secretary of State of the State of Delaware on July 30,
                                2002. (2)

                   3.2 Amended and Restated Articles of Incorporation of Mpower Communications Corp. filed with the Secretary of State of the State of Nevada on July 30, 2002. (1)

                   3.3          Amended and Restated By-laws. (2)

                   4.1 See the Second Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 and the Amended and Restated By-laws filed as Exhibit
                                3.3.

                   4.2 Indenture dated as of September 29, 1997, between the Company and Marine Midland Bank, as Trustee. (3)

                   4.3          Form of Note for the Company's registered 13%
                                Senior Secured Notes due 2004. (3)

                   4.4 Form of New Key Employee Option Plan to be adopted by Mpower Holding Corporation. (2)

                   4.5 Form of Registration Rights Agreement, to be entered into by Mpower Holding Corporation pursuant to the Final Plan. (2)

                  99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

                  99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1) Incorporated by reference to the Company's Current Report on Form 8-K S-4 (file No. 33339884-01) filed with the Commission on July 30, 2002.

(2) Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on July 30, 2002.

(3) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-38875) filed with the Commission on October 28, 1997, and amendments thereto.

     (b) The registrant filed the following reports on Form 8-K during the quarter ended June 30, 2002:

(1) On April 15, 2002, the Company filed a Form 8-K to report that the Company and its operating subsidiary had filed a pre-negotiated plan of reorganization under the bankruptcy laws.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MPOWER HOLDING CORPORATION

Date:  August 14, 2002                 /s/   ROLLA P. HUFF
                                       -----------------------------------------
                                             Rolla P. Huff
                                             Chief Executive Officer and
                                             Chairman of the Board

Date:  August 14, 2002                 /s/   S. GREGORY CLEVENGER
                                       -----------------------------------------
                                             S. Gregory Clevenger
                                             Executive Vice President, Chief
                                             Financial Officer