Form 10-Q
period 2002-09-30
MPOWER HOLDING CORP
filed 2002-11-14
CIK 1117042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                 YES[ x ] NO [ ]

         The number of shares outstanding of the issuer's common stock, as of November 8, 2002:

  Common stock (par value $0.001 per share) .... 64,999,025 shares outstanding

                           MPOWER HOLDING CORPORATION

                                      INDEX

                                                                                                           PAGE NO.
PART I--   FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets

             Reorganized Mpower Holding - as of September 30, 2002.......................................     4

             Predecessor Mpower Holding - as of December 31, 2001........................................     4

           Consolidated Statements of Operations

             Reorganized Mpower Holding - for the period July 31, 2002 to September 30, 2002.............     6

             Predecessor Mpower Holding - for the period July 1, 2002 to July 30, 2002...................     6

             Predecessor Mpower Holding - for the three months ended September 30, 2001..................     6

             Reorganized Mpower Holding - for the period July 31, 2002 to September 30, 2002.............     7

             Predecessor Mpower Holding - for the period January 1, 2002 to July 30, 2002................     7

             Predecessor Mpower Holding - for the nine months ended September 30, 2001.. ................     7

           Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity (Deficit) for
           the period from December 31, 2000 to September 30, 2002.......................................     8

           Consolidated Statements of Cash Flows

             Reorganized Mpower Holding - for the period July 31, 2002 to September 30, 2002.............     9

             Predecessor Mpower Holding - for the period January 1, 2002 to July 30, 2002................     9

             Predecessor Mpower Holding - for the nine months ended September 30, 2001. .................     9

           Condensed Notes to Unaudited Interim Consolidated Financial Statements........................    10

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........    28

Item 3.    Quantitative and Qualitative Disclosures about Market Risk....................................    41

Item 4.    Controls and Procedures ......................................................................    41

PART II--  OTHER INFORMATION

Item 1.    Legal Proceedings.............................................................................    42

Item 2.    Changes in Securities and Use of Proceeds.....................................................    42

Item 5.    Other Information.............................................................................    43

Item 6.    Exhibits and Reports on Form 8-K..............................................................    43

SIGNATURES...............................................................................................    45

CERTIFICATIONS...........................................................................................    46

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                           MPOWER HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                REORGANIZED           PREDECESSOR
                                                                                               MPOWER HOLDING        MPOWER HOLDING
                                                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                                                    2002                  2001
                                                                                                    ----                  ----
                                     ASSETS
Current assets:
   Cash and cash equivalents ...............................................................      $  14,185            $   9,136
   Investments available-for-sale ..........................................................         42,566              161,144
   Restricted investments ..................................................................         10,769               12,640
   Accounts receivable, less allowance for doubtful accounts of $5,652 and $4,330 at
      September 30, 2002 and December 31, 2001, respectively................................         23,760               24,825
   Prepaid expenses and other current assets................................................          8,212                5,587
                                                                                                  ---------            ---------
         Total current assets...............................................................         99,492              213,332
Property and equipment, net ................................................................         74,764              385,872
Deferred financing costs, net of accumulated amortization of $736 and $2,095 at
   September 30, 2002 and December 31, 2001, respectively...................................            470                8,400
Intangibles, net of accumulated amortization of $1,157 at
   September 30, 2002.......................................................................         21,355                   --
Other assets ...............................................................................         10,773                6,043
                                                                                                  ---------            ---------
      Total assets .........................................................................      $ 206,854            $ 613,647
                                                                                                  =========            =========

                        LIABILITIES, REDEEMABLE PREFERRED
                    STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term debt and capital lease obligations ......................      $   1,202            $   7,729
   Accounts payable:
      Trade.................................................................................         28,759               24,336
      Property and equipment ...............................................................          1,458                4,493
   Accrued interest ........................................................................             --               14,023
   Accrued sales tax payable ...............................................................          6,224                7,077
   Accrued network optimization costs ......................................................          3,833               13,593
   Accrued other expenses ..................................................................         20,938               24,087
                                                                                                  ---------            ---------
      Total current liabilities not subject to compromise...................................         62,414               95,338
   Current liabilities subject to compromise ...............................................         22,903                   --
                                                                                                  ---------            ---------
      Total current liabilities.............................................................         85,317               95,338
Senior Notes, net of unamortized discount of $370 and $10,686 at September 30, 2002 and
   December 31, 2001, respectively..........................................................         50,576              420,803
Other long-term debt and capital lease obligations..........................................            539                2,154
                                                                                                  ---------            ---------
         Total liabilities .................................................................        136,432              518,295
                                                                                                  ---------            ---------
Commitments and contingencies
Redeemable preferred stock:
   Predecessor Mpower Holding 10% Series C convertible preferred stock, 1,250,000 shares
      authorized, issued and outstanding at December 31, 2001...............................             --               46,610
   Predecessor Mpower Holding 7.25% Series D convertible preferred stock, 3,013,388 shares
      authorized, issued and outstanding at December 31, 2001...............................             --              156,220
Stockholders' equity (deficit):
   Predecessor Mpower Holding preferred stock, 45,636,612 shares authorized but unissued
      at December 31, 2001..................................................................             --                   --
   Predecessor Mpower Holding Series E preferred stock, 100,000 shares authorized but
      unissued at December 31, 2001.........................................................             --                   --
   Predecessor Mpower Holding common stock, $0.001 par value, 300,000,000 shares
      authorized, 59,488,843 shares issued and outstanding at December 31, 2001.............             --                   59

   Reorganized Mpower Holding preferred stock, 50,000,000 shares authorized but unissued
      at September 30, 2002 ................................................................             --                   --
   Reorganized Mpower Holding common stock, $0.001 par value, 1,000,000,000 shares
      authorized, 64,999,025 shares issued and outstanding at September 30, 2002............             65                   --
Additional paid-in capital .................................................................         87,454              712,334
Accumulated deficit ........................................................................        (16,821)            (826,615)
Less: Predecessor Mpower Holding treasury stock, 13,710 shares, at cost ....................             --                  (76)
Predecessor Mpower Holding Notes receivable from stockholders for issuance of common stock..             --                 (973)
Accumulated other comprehensive (loss) income...............................................           (276)               7,793
                                                                                                   --------            ---------
         Total stockholders' equity (deficit) ..............................................         70,422             (107,478)
                                                                                                   --------            ---------
         Total liabilities, redeemable preferred stock and stockholders' equity (deficit)...      $ 206,854            $ 613,647
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

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            REORGANIZED             PREDECESSOR           PREDECESSOR
                                                          MPOWER HOLDING          MPOWER HOLDING        MPOWER HOLDING
                                                         JULY 31, 2002 TO        JULY 1, 2002 TO      THREE MONTHS ENDED
                                                        SEPTEMBER 30, 2002        JULY 30, 2002       SEPTEMBER 30, 2001
                                                        ------------------       ---------------      ------------------
Operating revenues:
   Telecommunication services.........................    $       38,485         $       18,843        $       49,477
Operating expenses:
   Cost of operating revenues
          (excluding depreciation and amortization)...            22,799                 11,847                38,282
   Selling, general and administrative
          (excluding depreciation and amortization)...            27,830                 12,555                45,396
   Reorganization expense.............................                --                245,681                    --
   Stock-based compensation expense...................               219                    100                   639
   Depreciation and amortization......................             3,850                  6,038                15,151
                                                          --------------         --------------         -------------
                                                                  54,698                276,221                99,468
                                                          --------------         --------------         -------------
      Loss from operations............................           (16,213)              (257,378)              (49,991)
Other income (expense):
   Gain (loss) on sale of assets, net.................                24                     (4)                1,955
   Interest income....................................               593                    304                 4,433
   Interest expense, net of amount capitalized
      (contractual interest was $4,681 from July 1,
      2002 to July 30, 2002)..........................            (1,225)                  (559)              (14,370)
                                                          --------------         --------------         -------------
      Net loss before extraordinary item..............           (16,821)              (257,637)              (57,973)
Extraordinary item:
   Gain on discharge of debt..........................                --                315,310                    --
                                                          --------------         --------------         -------------
      Net (loss) income...............................           (16,821)                57,673               (57,973)
Accrued preferred stock dividend (contractual
   dividend was $1,319 from July 1, 2002 to
   July 30, 2002).....................................                --                     --                (3,600)
                                                          --------------         --------------         -------------
Net (loss) income applicable to common
   stockholders.......................................    $      (16,821)        $       57,673         $     (61,573)
                                                          ==============         ==============         =============
Basic and diluted loss per share of common stock
   before extraordinary item.........................     $        (0.26)        $        (4.33)        $       (1.04)
                                                          ==============         ==============         =============
Basic and diluted income per share of common
   stock applicable to extraordinary item.............    $           --         $         5.30         $          --
                                                          ==============         ==============         =============
Basic and diluted (loss) income per share of
   common stock.......................................    $        (0.26)        $         0.97         $       (1.04)
                                                          ==============         ==============         =============
Basic and diluted weighted average
   shares outstanding.................................        64,999,025             59,465,233            59,468,984
                                                          ==============         ==============         =============

      See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            REORGANIZED            PREDECESSOR            PREDECESSOR
                                                          MPOWER HOLDING         MPOWER HOLDING         MPOWER HOLDING
                                                         JULY 31, 2002 TO      JANUARY 1, 2002 TO     NINE MONTHS ENDED
                                                        SEPTEMBER 30, 2002       JULY 30, 2002       SEPTEMBER 30, 2001
                                                        ------------------     ------------------    ------------------
Operating revenues:
   Telecommunication services.........................    $       38,485         $      128,571         $     144,908
Operating expenses:
   Cost of operating revenues
          (excluding depreciation and amortization)...            22,799                 88,225               121,045
   Selling, general and administrative
          (excluding depreciation and amortization)...            27,830                 96,045               148,750
   Reorganization expense.............................                --                266,383                    --
   Stock-based compensation expense...................               219                    442                 2,506
   Network optimization cost..........................                --                 19,000               233,083
   Depreciation and amortization......................             3,850                 41,344                59,196
                                                          --------------         --------------         -------------
                                                                  54,698                511,439               564,580
                                                          --------------         --------------         -------------
      Loss from operations............................           (16,213)              (382,868)             (419,672)
Other income (expense):
   Gain on sale of assets, net........................                24                  4,417                 4,730
   Interest income....................................               593                  3,237                17,805
   Interest expense, net of amount capitalized
      (contractual interest was $33,470 from
      January 1, 2002 to July 30, 2002)...............            (1,225)               (18,065)              (44,029)
                                                          --------------         --------------         -------------
      Net loss before extraordinary item..............           (16,821)              (393,279)             (441,166)
Extraordinary item:
   Gain on discharge of debt..........................                --                315,310                32,322
                                                          --------------         --------------         -------------
      Net loss........................................           (16,821)               (77,969)             (408,844)
Accrued preferred stock dividend (contractual
   dividend was $8,782 from January 1, 2002
   to July 30, 2002)..................................                --                 (3,974)              (18,020)
                                                          --------------         --------------         -------------
Net loss applicable to common
   stockholders.......................................    $      (16,821)        $      (81,943)        $    (426,864)
                                                          ==============         ==============         =============
Basic and diluted loss per share of common stock
   before extraordinary item..........................    $        (0.26)        $        (6.68)        $       (7.77)
                                                          ==============         ==============         =============
Basic and diluted income per share of common
   stock applicable to extraordinary item.............    $           --         $         5.30         $        0.55
                                                          ==============         ==============         =============
Basic and diluted loss per share of common
   stock .............................................    $        (0.26)        $        (1.38)        $       (7.22)
                                                          ==============         ==============         =============
Basic and diluted weighted average
   shares outstanding.................................        64,999,025             59,461,374            59,142,249
                                                          ==============         ==============         =============

      See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER HOLDING CORPORATION
             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              REDEEMABLE
                                                            PREFERRED STOCK          COMMON STOCK      ADDITIONAL
                                          COMPREHENSIVE     ---------------          ------------       PAID-IN      ACCUMULATED
                                              LOSS         SHARES      AMOUNT      SHARES      AMOUNT   CAPITAL        DEFICIT
                                              ----         ------      ------      ------      ------   -------        -------
BALANCE AT DECEMBER 31, 2000                              5,390,000  $  244,886    56,875,870  $  57    $  672,031   $  (358,875)
Unrealized loss on investments
 available-for-sale  .................    $    (1,231)           --          --            --     --            --            --
Warrants and options exercised for
 common stock  .......................             --            --          --       211,072     --            72            --
Cancellation of stockholder's
 note for common stock  ..............             --            --          --      (225,000)    --        (4,904)           --
Stock-based compensation  ............             --            --          --            --     --         3,081            --
Accrued preferred stock dividend  ....             --            --      15,157            --     --       (15,157)           --
Preferred dividends paid in
 common stock  .......................             --            --      (2,995)      427,070     --         2,995            --
7.25% Series D convertible preferred
 stock converted to common stock  ....                   (1,126,612)    (54,218)    2,199,831      2        54,216            --
Net loss  ............................       (467,740)           --          --            --     --            --      (467,740)
                                          -----------     ---------   ---------   -----------  -----    ----------   -----------
COMPREHENSIVE LOSS  ..................    $  (468,971)
                                          ===========
BALANCE AT DECEMBER 31, 2001  ........                    4,263,388     202,830    59,488,843     59       712,334      (826,615)
Unrealized loss on investments
 available-for-sale  .................    $    (5,754)           --          --            --     --            --            --
Cancellation of stockholders'
 notes for common stock  .............             --            --          --       (81,000)    --          (435)           --
Principal stockholder's short
 swing profit  .......................             --            --          --            --     --           588            --
Stock-based compensation  ............             --            --          --            --     --           342            --
Accrued preferred stock dividend  ....             --            --       3,974            --     --        (3,974)           --
7.25% Series D convertible
 preferred stock converted to
 common stock  .......................             --       (50,000)     (2,425)       57,390     --         2,425            --
New Common issued for exchange
 of 2010 Notes  ......................             --            --          --    55,250,000     55        74,150            --
Cancellation of preferred
 and common stock  ...................             --    (4,213,388)   (204,379)  (59,465,233)   (59)      191,267            --
New Common issued for exchange
 of Stock  ...........................             --            --          --     9,749,025     10        13,085            --
Fresh Start Accounting                             --            --          --            --     --      (902,547)      904,584
Net loss  ............................        (77,969)           --          --            --     --            --       (77,969)
                                          -----------     ---------   ---------   -----------  -----    ----------   -----------
COMPREHENSIVE LOSS  ..................    $   (83,723)
                                          ===========
BALANCE AT JULY 30, 2002  ............                           --          --    64,999,025     65        87,235            --
Unrealized loss on investments
 available-for-sale  .................    $      (276)           --          --            --     --            --            --
Stock-based compensation  ............             --            --          --            --     --           219            --
Net loss  ............................        (16,821)           --          --            --     --            --       (16,821)
                                          -----------     ---------   ---------    ----------  -----    ----------   -----------
COMPREHENSIVE LOSS  ..................    $   (17,097)
                                          ===========
BALANCE AT SEPTEMBER 30, 2002  .......                           --   $      --    64,999,025  $  65    $   87,454    $  (16,821)
                                                          =========   =========    ==========  =====    ==========    ==========

                                                                   NOTES          ACCUMULATED
                                                               RECEIVABLE FROM       OTHER           TOTAL
                                            TREASURY STOCK    STOCKHOLDERS FOR   COMPREHENSIVE   STOCKHOLDERS'
                                            --------------      ISSUANCE OF         INCOME           EQUITY
                                           SHARES   AMOUNT      COMMON STOCK        (LOSS)         (DEFICIT)
                                           ------   ------      ------------        ------          --------
BALANCE AT DECEMBER 31, 2000               13,710   $  (76)   $  (5,294)           $  9,024      $  316,867
Unrealized loss on investments
 available-for-sale  .................         --       --           --              (1,231)         (1,231)
Warrants and options exercised for
 common stock  .......................         --       --           --                  --              72
Cancellation of stockholder's
 note for common stock  ..............         --       --        4,321                  --            (583)
Stock-based compensation  ............         --       --           --                  --           3,081
Accrued preferred stock dividend  ....         --       --           --                  --         (15,157)
Preferred dividends paid in
 common stock  .......................         --       --           --                  --           2,995
7.25% Series D convertible preferred
 stock converted to common stock  ....         --       --           --                  --          54,218
Net loss  ............................         --       --           --                  --        (467,740)
                                           ------   ------    ---------            --------      ----------
COMPREHENSIVE LOSS  ..................
BALANCE AT DECEMBER 31, 2001  ........     13,710      (76)        (973)              7,793        (107,478)
Unrealized loss on investments
 available-for-sale  .................         --       --           --              (5,754)         (5,754)
Cancellation of stockholders'
 notes for common stock  .............         --       --          435                  --              --
Principal stockholder's short
 swing profit  .......................         --       --           --                  --             588
Stock-based compensation  ............         --       --          100                  --             442
Accrued preferred stock dividend  ....         --       --           --                  --          (3,974)
7.25% Series D convertible
 preferred stock converted to
 common stock  .......................         --       --           --                  --           2,425
New Common issued for exchange
 of 2010 Notes  ......................         --       --           --                  --          74,205
Cancellation of preferred
 and common stock  ...................    (13,710)      76           --                  --         191,284
New Common issued for exchange
 of Stock  ...........................         --       --           --                  --          13,095
Fresh Start Accounting                         --       --          438              (2,039)            436
Net loss  ............................         --       --           --                  --         (77,969)
                                           ------   ------    ---------            --------      ----------
COMPREHENSIVE LOSS  ..................
BALANCE AT JULY 30, 2002  ............         --       --           --                  --          87,300
Unrealized loss on investments
 available-for-sale  .................         --       --           --                (276)           (276)
Stock-based compensation  ............         --       --           --                  --             219
Net loss  ............................         --       --           --                  --         (16,821)
                                           ------   ------    ---------            --------      ----------
Comprehensive Loss  ..................
BALANCE AT SEPTEMBER 30, 2002  .......         --   $   --    $      --            $   (276)     $   70,422
                                           ======   ======    =========            ========      ==========

                 See accompanying condensed notes to unaudited
                   interim consolidated financial statements.

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              REORGANIZED       PREDECESSOR         PREDECESSOR
                                                                            MPOWER HOLDING     MPOWER HOLDING     MPOWER HOLDING
                                                                           JULY 31, 2002 TO    JANUARY 1, 2002   NINE MONTHS ENDED
                                                                           SEPTEMBER 30, 2002  TO JULY 30, 2002  SEPTEMBER 30, 2001
                                                                          -------------------  ----------------  ------------------
Cash flows from operating activities:
    Net loss...........................................................        $(16,821)          $ (77,969)         $(408,844)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ...................................           3,850              41,344             59,196
      Gain on early retirement of debt ................................              --                  --            (32,322)
      Gain on discharge of debt .......................................              --            (315,310)                --
      Non-cash reorganization expense .................................              --             244,669                 --
      Network optimization cost .......................................              --              19,000            233,083
      Gain on sale of assets, net .....................................             (24)             (4,417)            (4,730)
      Bad debt expense.................................................           1,573               5,454              5,389
      Amortization of debt discount ...................................              31                 718              1,127
      Amortization of deferred debt financing costs ...................              41                 608              1,007
      Stock-based compensation expense.................................             219                 442              2,506
      Changes in assets and liabilities:
          (Increase) decrease in accounts receivable...................          (2,530)             (2,334)             5,357
          Decrease (increase) in prepaid expenses and other
              current assets...........................................             646              (3,271)            (3,136)
          Decrease (increase) in other assets..........................             171              (5,724)               786
          Increase (decrease) in accounts payable - trade .............           1,448               9,767             (9,577)
          Decrease in sales tax payable ...............................              (5)               (848)            (1,338)
          Increase (decrease) in accrued network optimization costs ...             151              (3,707)            (9,033)
          (Decrease) increase in accrued interest and other expenses ..          (2,850)             10,544             13,290
                                                                               --------           ---------          ---------
            Net cash used in operating activities .....................         (14,100)            (81,034)          (147,239)
                                                                               --------           ---------          ---------
Cash flows from investing activities:
    Purchase of property and equipment, net of payables................          (1,976)            (11,298)           (78,953)
    Proceeds from sale of customer base ...............................              --                  --              1,601
    Sale of investments available-for-sale, net .......................          10,615             105,550            286,607
    Sale of restricted investments, net................................             159               1,712                460
                                                                               --------           ---------          ---------
            Net cash provided by investing activities .................           8,798              95,964            209,715
                                                                               --------           ---------          ---------
Cash flows from financing activities:
    Proceeds from principal stockholder's short swing profit ..........              --                 588                 --
    Repurchase of Senior Notes.........................................              --                  --            (14,134)
    Proceeds from issuance of common stock.............................              --                  --                 74
    Payments on other long-term debt and capital lease obligations.....          (1,051)             (4,116)            (6,765)
                                                                               --------           ---------          ---------
            Net cash used in financing activities .....................          (1,051)             (3,528)           (20,825)
                                                                               --------           ---------          ---------
            Net (decrease) increase in cash ...........................          (6,353)             11,402             41,651
Cash and cash equivalents at beginning of period ......................          20,538               9,136             10,437
                                                                               --------           ---------          ---------
Cash and cash equivalents at the end of period.........................        $ 14,185           $  20,538          $  52,088
                                                                               ========           =========          =========
Supplemental schedule of non-cash investing and financing activities:
    Preferred stock converted to common stock..........................        $     --           $   2,425          $  54,170
                                                                               ========           =========          =========
    Preferred dividends paid in common stock...........................        $     --           $      --          $   2,995
                                                                               ========           =========          =========
    Preferred stock dividends accrued .................................        $     --           $   3,974          $  11,395
                                                                               ========           =========          =========
Other disclosures:
    Cash paid for interest, net of amounts capitalized ................        $  3,125           $   2,150          $  28,025
                                                                               ========           =========          =========

              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                           MPOWER HOLDING CORPORATION
     CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Mpower Holding Corporation (the "Company"), a Delaware corporation, include the accounts of the Company and its wholly owned subsidiary, Mpower Communications Corp. ("Communications") and other subsidiaries of Communications. All significant inter-company balances and transactions have been eliminated.

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

         On April 8, 2002, the Company, Communications and Mpower Lease Corporation ("Mpower LeaseCorp"), a wholly owned subsidiary of Communications (collectively, the "Debtors"), each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On July 30, 2002, the Company emerged from the Bankruptcy Court proceedings pursuant to the terms of its First Amended Joint Plan of Reorganization (the "Plan"). The Plan was filed with the Bankruptcy Court on May 20, 2002 and was confirmed on July 17, 2002. The Bankruptcy Court also dismissed the Mpower LeaseCorp Chapter 11 case on July 17, 2002, effective as of July 30, 2002.

         During the period from April 8, 2002 to July 30, 2002, the Company operated as "debtors-in-possession." The unaudited consolidated financial statements during the period from April 8, 2002 to July 30, 2002, the effective date of the Plan, have been prepared in accordance with the provisions of Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The Debtors adopted the provisions of SOP 90-7 upon commencement of the Bankruptcy Court proceedings. The consolidated statements of operations for the periods January 1, 2002 to July 30, 2002 and July 1, 2002 to July 30, 2002 separately disclose expenses related to the Chapter 11 proceedings as reorganization expenses. Interest expense on the Company's 13% Senior Notes due 2010 (the "2010 Notes") and the preferred stock dividends on the 10% Series C Convertible Redeemable Preferred Stock (the "Series C Preferred Stock") and 7.25% Series D Convertible Redeemable Preferred Stock (the "Series D Preferred Stock") ceased to accrue after filing by the Debtors on April 8, 2002. Interest and dividends ceased by operation of law. See
Note 6 for further discussion on the Chapter 11 proceedings.

         Upon emergence from bankruptcy, the Company implemented Fresh Start Accounting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of the Company was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan as if it were a new reporting entity. The Company recorded a $244.7 million reorganization charge to adjust the historical carrying value of its assets and liabilities to fair market value reflecting the allocation of the Company's $87.3 million estimated reorganized equity value as of July 30, 2002. The Company also recorded a $315.3 million gain on the cancellation of debt on July 30, 2002, pursuant to the Plan.

         As a result of the reorganization occurring as of July 30, 2002, the third quarter financial results have been separately presented under the label "Predecessor Mpower Holding" for periods prior to July 30, 2002 and "Reorganized Mpower Holding" for the period July 31 to September 30, 2002.

         As a result of the reorganization, the financial statements published for periods following the effectiveness of the Plan will not be comparable to those published before the effectiveness of the Plan.

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

(2)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                      2002              2001
                                                                                      ----              ----
Buildings and property ........................................................   $   2,222          $    5,715
Telecommunication and switching equipment .....................................      34,368             335,475
Leasehold improvements ........................................................      14,424              41,213
Computer hardware and software ................................................       6,938              28,436
Office equipment and other ....................................................       4,806              14,756
Assets held for future use.....................................................       6,529              42,134
                                                                                  ---------          ----------
                                                                                     69,287             467,729
Less accumulated depreciation and amortization.................................      (2,693)           (121,837)
                                                                                  ---------          ----------
                                                                                     66,594             345,892
Assets held for sale...........................................................       6,187               9,888
Construction in progress.......................................................       1,983              30,092
                                                                                  ---------          ----------
Net property and equipment.....................................................   $  74,764          $  385,872
                                                                                  =========          ==========

         The historical carrying value of Property and Equipment at September 30, 2002 reflects adjustments from implementation of Fresh Start Accounting as described in Note 1. Independent financial advisors were engaged to assist in the determination of the fair value of Property and Equipment. The independent financial advisors determined the estimated fair value of Property and Equipment based upon the Cost Approach appraisal methodology. The Cost Approach method measures the value of a tangible asset by determining the current cost of an asset and deducting for various elements of depreciation, physical deterioration, and technical, functional, and economic obsolescence.

         As further discussed in Note 5 "Network Optimization Cost", the assets held for future use are primarily related to the recovery of switch and collocation equipment from markets cancelled or exited during 2001 and 2002 which will be redeployed in future periods throughout the Company's remaining operating markets.

         As of September 30, 2002, the corporate aircraft has been classified as an asset held for sale, with a carrying value of $6.2 million. The aircraft was subsequently sold in October 2002 to an unrelated third party for net proceeds of $6.2 million.

(3)      REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

         In January 2002, holders of the Series D Preferred Stock converted 50,000 preferred shares into 57,390 shares of the Company's common stock.

         In January 2002, the Company entered into certain agreements with former employees, whereby in consideration for the payment of $0.1 million and return of 81,000 shares of the Company's common stock, the former employees were released from $0.4 million of obligations related to the notes receivable from stockholders for issuance of common stock. In addition, during July 2002, the Company established a $0.1 million reserve against the remaining employee related note receivable from stockholder.

         In January 2002, the Company announced a deferral of the quarterly dividend on the Company's Series D Preferred Stock. As discussed in Note 1, dividends on the Series C Preferred Stock and the Series D Preferred Stock ceased to accrue after filing of a bankruptcy petition by the Debtors on April 8, 2002.

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

         Refer to Note 6, "Emergence from Chapter 11 Proceedings" for discussion of changes in the Company's common and preferred stock as of July 30, 2002, resulting from implementation of the Company's Plan of Reorganization.

(4)      COMMITMENTS AND CONTINGENT LIABILITIES

         In the ordinary course of business, the Company enters into purchase agreements with its equipment vendors and collocation site providers. As of September 30, 2002, the Company had total unfulfilled commitments with equipment vendors and collocation site providers of $2.7 million. The Company also has various agreements with certain carriers for transport, long distance and other network services. At September 30, 2002, the Company's commitment under these agreements is $28.2 million, which expire through July 2005.

         The Company is party to various legal proceedings, most of which relate to routine matters incidental to its business. In addition, on September 20, 2000, a class action lawsuit was commenced against the Company and its chief executive officer (the "CEO"), in federal court for the Western District of New York. On March 6, 2001, an amended consolidated class action complaint was served in that action, seeking to recover damages for alleged violations by the Company of the Securities Exchange Act of 1934 and Rule 10(b)-5 thereunder (the "Exchange Act") and Section 11 of the Securities Act of 1933. The amended consolidated complaint also seeks to recover damages against several of the Company's officers and former members of its board of directors in addition to the CEO. The amended consolidated complaint also named various underwriters as defendants in the action. However, by agreement of the parties and order of the court, the action against the underwriters has been discontinued, subject to the plaintiff's right to rename the underwriters as defendants prior to completion of discovery. On February 11, 2002, the Court issued its Decision and Order dismissing the class action lawsuit. The decision of the Court has been appealed to the Court of Appeals in the Second Circuit. The final outcome of this lawsuit is uncertain.

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

         In September 2000, the Company recognized a $12.0 million network optimization charge associated with commitments made for collocation sites. As of September 30, 2002, the Company had incurred $8.9 million of these charges and had $3.1 million of remaining reserves.

         In February 2001, the Company recognized a network optimization charge of $24.0 million associated with the closing of certain markets and related commitments made for switch sites and collocations. During the fourth quarter of 2001, as a result of unfavorable lease negotiations, the Company revised its original estimate and recorded an additional network optimization charge of $2.1 million to cover lease commitments through July 2002. As of September 30, 2002, the Company had incurred all $26.1 million of these charges and does not anticipate any additional charges associated with this network optimization.

         In May 2001, the Company recognized a network optimization charge of $209.1 million. Included in the charge was $126.8 million for the goodwill and customer base associated with the Primary Network business, $65.1 million for property and equipment including collocations and switch sites and $17.2 million for other costs associated with exiting the Primary Network markets. During the fourth quarter of 2001, as a result of favorable negotiations with various carriers, the Company reduced its original network optimization charge by $2.1 million. As of September 30, 2002, the Company had incurred $65.1 million and $7.9 million of charges related to property and equipment and other costs, respectively, and had $7.2 million of remaining reserves.

         In February 2002, the Company closed its operations in Charlotte, North Carolina and eliminated certain other non-performing sales offices. The Company also cancelled the implementation of the new billing system in February 2002. The Company recognized a network optimization charge of $19.0 million in the first quarter of 2002. Included in the charge was $12.5 million for the write down of its investment in software and assets for a new billing system, $3.7 million for property and equipment including collocations and switch sites and $2.8 million for other costs associated with exiting these markets. As of September 30, 2002, the Company had incurred $12.5 million, $3.7 million and $1.5 million of charges related to the billing system, property and equipment and other costs, respectively, and had $1.3 million of remaining reserves.

         The remaining $11.6 million of Accrued Network Optimization costs as of September 30, 2002 represent amounts estimated to be paid, $7.8 million of which has been classified as current liabilities subject to compromise in the Consolidated Balance Sheet. Actual payments will be based on ultimate settlements with various carriers and vendors, net of any costs that may be recoverable through sales of the related assets, and the Company's ability to enter into sublease or termination agreements for its switch site and sales office leases.

(6)      EMERGENCE FROM CHAPTER 11 PROCEEDINGS

         Confirmation of the Plan: On July 17, 2002, the Bankruptcy Court confirmed the Plan, as modified by the Findings of Fact, Conclusions of Law, and Order Under Section 1129 of the Bankruptcy Code and Rule 3020 of the Bankruptcy Rules Confirming Debtors' First Amended Joint Plan of Reorganization entered by the Bankruptcy Court on the same date (the "Confirmation Order," the Plan as modified by the Confirmation Order is referred to herein as the "Final Plan"). Also, on July 17, 2002, the Bankruptcy Court dismissed the Chapter 11 case of Mpower LeaseCorp, effective as of July 30, 2002. The general unsecured creditors of the Company, except for the holders of the Company's 2010 Notes and lessors of certain Company real estate leases, were unaffected by the Chapter 11 proceedings and the Plan. The Plan became effective on July 30, 2002 and resulted in the following:

- The 2010 Notes were cancelled and the indenture governing the 2010 Notes (the "2010 Note Indenture") was terminated. Pursuant to the Final Plan, holders of the 2010 Notes prior to the emergence (the "2010 Noteholders") received their pro rata share of 55,250,000 shares of the Reorganized Company's common stock (the "New Common Stock") representing 85% of the issued and outstanding common stock of the Reorganized Company, which included 150,000 shares of New Common Stock withheld by the Trustee under the 2010 Note Indenture to satisfy certain fees owed to the Trustee.

- The authorized, issued and outstanding Series C Preferred Stock and Series D Preferred Stock were cancelled. Pursuant to the Final Plan, holders of the Series C Preferred Stock and Series D Preferred Stock prior to the emergence (collectively, the "Preferred Stockholders") received, on a pro rata basis, 1,862,214 and 6,912,786 shares of New Common Stock, respectively, which represent a total of 13.5% of the issued and outstanding common stock of the Reorganized Company.

- The authorized, issued and outstanding common stock, par value of $0.001 per share, (the "Old Common Stock") was cancelled. Pursuant to the Final Plan, holders of the Old Common Stock prior to the emergence (the "Old Common Stockholders") received their pro rata share of 975,000 shares of New Common Stock representing 1.5% of the issued and outstanding common stock of the Reorganized Company.

- Pursuant to the Final Plan, the Rights Agreement, dated as of June 28, 2001 between the Company and Continental Stock Transfer & Trust Company, as rights agent, was cancelled, along with all rights granted to holders of the Old Common Stock thereunder. In addition, the authorized Series E Preferred Stock was also cancelled.

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

- Upon the written request of a holder who individually received in excess of ten percent (10%) of the New Common Stock under the Final Plan (the "Eligible Holders") the Reorganized Company will enter into a registration rights agreement (the "Registration Rights Agreement") with the holders of the New Common Stock.

- The board of directors of the Reorganized Company (the "Board of Directors") initially consisted of six members. Among them, Rolla P. Huff is the Chief Executive Officer of the Reorganized Company; Joseph M. Wetzel is the President and Chief Operating Officer and is the designee of the Company; Robert M. Pomeroy, Michael E. Cahr, Richard L. Shorten, Jr. and Michael M. Earley are the designees of the 2010 Noteholders (the "2010 Noteholder Designees"). The Final Plan further provides that the 2010 Noteholder Designees will serve for a term of two years during which they cannot be removed without cause. Thereafter, the Board of Directors will be elected in accordance with the Reorganized Company's certificate of incorporation and by-laws, as amended and restated, and applicable law. Effective September 2002, S. Gregory Clevenger, the Executive Vice President and Chief Financial Officer, was added as a seventh member of our board of directors, filling a vacancy on the Board.

- As of the Effective Date, the Reorganized Company's certificate of incorporation, as amended and restated pursuant to the Final Plan, authorized 1,000,000,000 shares of common stock, $0.001 par value and 50,000,000 shares of preferred stock, $0.001 par value. Pursuant to the terms of the Final Plan, on the Effective Date, the Reorganized Company issued 64,999,025 shares of the New Common Stock, which constitutes 100% of the issued and outstanding common stock of the Reorganized Company as of the Effective Date.

- The New Common Stock began trading on July 31, 2002 on the NASD Over-the-Counter Bulletin Board under the symbol MPOW.

- As of the Effective Date, 1,000 shares of Communications' common stock remain issued and outstanding, and are held by the Reorganized Company.

- The Company is still reviewing the overall tax impact of the implementation of the Plan. However the Company's net operating loss carryforwards, which were subject to annual use limitations before the reorganization, may be significantly reduced. Furthermore, other tax attributes, including the tax basis of certain assets, could also be reduced as a result of the cancellation of indebtedness as part of the Plan. In addition, Section 382 of the Internal Revenue Code of 1986, which generally applies after a more than 50 percentage point ownership change has occurred, may impose more limitations on the annual utilization of any remaining net operating losses. The Company believes that it has experienced such an ownership change as a result of the implementation of the Final Plan. However, since the Company was under jurisdiction of a court in a Chapter 11 case at the time of the ownership change, various alternatives pertaining to the application of Section 382 are available.
     At this time, the Reorganized Company has not yet determined which of the alternatives to elect. A valuation allowance has been recorded to offset the entire net deferred tax asset due to the uncertainty of the Reorganized Company realizing any benefit related to the net operating loss carryforwards or the other future tax deductible amounts.

     The condensed financial information for the Company and Communications
(the "Reorganized Companies"), for the periods July 1, 2002 to July 30, 2002 and January 1, 2002 to July 30, 2002 is as follows (in thousands):

                        CONDENSED STATEMENT OF OPERATIONS
                                 (in thousands)

                                                              REORGANIZED            REORGANIZED
                                                               COMPANIES              COMPANIES
                                                            JULY 1, 2002 TO       JANUARY 1, 2002 TO
                                                             JULY 30, 2002          JULY 30, 2002
                                                             -------------          -------------
Operating revenues                                           $    18,843            $   128,571
Cost of operating revenues (excluding
    depreciation and amortization)                                11,847                 88,225
Selling, general and administrative (excluding
    depreciation and amortization)                                11,966                109,817
Reorganization expense                                           530,489                551,191
Stock-based compensation expense                                     100                    100
Network optimization cost                                         (1,576)                 6,213
Depreciation and amortization                                      3,455                 23,872
                                                             -----------            -----------
    Loss from operations                                        (537,438)              (650,847)
Gain on sale of assets, net                                          376                    377
Interest income                                                    4,524                 34,361
Interest expense, net of amounts capitalized                        (533)               (17,651)
Equity earnings in subsidiary                                    (16,123)              (147,598)
                                                             -----------            -----------
    Net loss before extraordinary item                          (549,194)              (781,358)
Gain on discharge of debt                                        315,310                315,310
                                                             -----------            -----------
    Net loss                                                 $  (233,884)           $  (466,048)
                                                             ===========            ===========

                        CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           REORGANIZED              REORGANIZED
                                                            COMPANIES                COMPANIES
                                                         JULY 1, 2002 TO         JANUARY 1, 2002 TO
                                                          JULY 30, 2002             JULY 30, 2002
                                                          -------------             -------------
Net cash used in operating activities                     $  (17,377)               $  (81,771)

Cash flows from investing activities:
     Purchases of property and equipment, net
       of payables                                              (116)                   (1,695)
     Transfer of investments available-for-sale                    -                    85,124
     Sale of investments available-for-sale, net              10,615                    10,615
     Sale of restricted investments, net                         146                     1,712
                                                          ----------                ----------
Net cash provided by investing activities                     10,645                    95,756
                                                          ----------                ----------

Cash flows from financing activities:
     Proceeds from principal stockholders' short
         swing profit                                              -                       588
     Payments on other long-term debt and capital
         lease obligations                                       (77)                     (363)
     Transfer of other long-term debt and capital
         lease obligations                                    (2,312)                   (2,312)
                                                          ----------                ----------
Net cash used in financing activities                         (2,389)                   (2,087)
                                                          ----------                ----------

Net increase in cash                                          (9,121)                   11,898

Cash and cash equivalents, beginning of year                  28,011                     6,992
                                                          ----------                ----------

Cash and cash equivalents, end of year                    $   18,890                $   18,890
                                                          ==========                ==========

         Liabilities for which payment was subject to the Chapter 11 proceedings have been classified as liabilities subject to compromise in the consolidated balance sheet. As of September 30, 2002, liabilities of the Company subject to compromise consisted of other liabilities of $22.9 million.

         Reorganization expense: Reorganization expense is comprised of charges that were realized or incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code. Reorganization expense for the period January 1, 2002 to July 30, 2002 consisted of the following (in thousands):

Consent fee                                       $  19,025
Fresh start fair market value adjustments           244,669
Professional fees                                     2,689
                                                  ---------
                                                  $ 266,383
                                                  =========

         During the periods January 1, 2002 to April 7, 2002 and July 31, 2002 to September 30, 2002, selling, general and administrative expenses included $2.5 million and $3.7 million, respectively, of professional fees associated with our recapitalization plan which have been excluded from reorganization expense in accordance with SOP 90-7.

(7)      DEBT

         As further discussed in Note 6, as a result of the implementation of the Company's Plan of Reorganization, on July 30, 2002, the Company eliminated $371.0 million of debt related to the 2010 Notes.

         As of September 30, 2002, long-term borrowings consist of $50.6 million of 13% Senior Notes due October 1, 2004, net of unamortized discount of $0.4 million, and $4.4 million of other long-term debt and capital lease obligations, of which $2.7 million has been classified as current liabilities subject to compromise on the Consolidated Balance Sheet, maturing through 2003.

(8)      FRESH START ACCOUNTING

         As discussed in Note 1, the Company adopted the provisions of Fresh Start Accounting as of July 30, 2002. Independent financial advisors were engaged to assist in the determination of the reorganization equity value or fair value of the Reorganized Company. The independent financial advisors determined the estimated reorganization equity value of the Company to be $87.3 million. This entity value was determined by an independent valuation and financial specialist based on several factors including using projections by management and various valuation methods including appraisals, discounted cash flow analysis and other relevant industry information.

         SOP 90-7 requires an allocation of the reorganization equity value in conformity with procedures specified by APB 16, "Business Combinations," as amended by SFAS 141, "Business Combinations," for transactions reported on the basis of the purchase method. In applying SOP 90-7, the Company had the value of its non-current and intangible assets appraised. The Fresh Start Accounting adjustments are based on the allocation of the reorganization equity value to the non-current and intangible assets in accordance with SOP 90-7. A reconciliation of the adjustments recorded in connection with the debt restructuring and the adoption of Fresh Start Accounting at July 30, 2002 is presented below (in thousands):

                                                 Predecessor                                        Fresh Start       Reorganized
                                                Mpower Holding       Debt        Exchange of        Accounting      Mpower Holding
                                                July 30, 2002    Restructuring      Stock         Adjustments(d)     July 30, 2002
                                                --------------   -------------   -----------      --------------    --------------
ASSETS:
Current Assets:
    Cash and cash equivalents                     $  20,538       $       -      $        -        $        -         $    20,538
    Investments available-for-sale                   52,964               -               -                 -              52,964
    Restricted investments                           10,928               -               -                 -              10,928
    Accounts receivable, net                         22,908               -               -               438              23,346
    Prepaid expenses and other
        current assets                                8,859               -               -                 -               8,859
                                                  ---------       ---------      ----------        ----------         -----------
        Total current assets                        116,197               -               -               438             116,635
Property and equipment, net                         342,287               -               -          (267,493)             74,794
Deferred financing costs, net                         7,792          (7,281)(a)           -                 -                 511
Intangibles                                               -               -               -            22,512              22,512
Other assets                                         10,943               -               -                 -              10,943
                                                  ---------       ---------      ----------        ----------         -----------
      Total assets                                $ 477,219       $  (7,281)     $        -        $ (244,543)        $   225,395
                                                  =========       =========      ==========        ==========         ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of long-term debt and
         capital lease obligations                $   1,681       $       -      $        -        $        -         $     1,681
    Accounts payable:
            Trade                                    21,778               -               -                 -              21,778
            Property and equipment                    1,349               -               -                 -               1,349
    Accrued interest                                  1,932               -               -                 -               1,932
    Accrued sales tax payable                         6,229               -               -                 -               6,229
    Accrued network optimization costs                3,726               -               -                 -               3,726
    Accrued other expenses                           18,627               -               -                 -              18,627
                                                  ---------       ---------      ----------        ----------         -----------
            Total current liabilities not
              subject to compromise                  55,322               -               -                 -              55,322
    Current liabilities subject to compromise       429,100        (396,796)(a)           -              (310)             31,994
                                                  ---------       ---------      ----------        ----------         -----------
             Total current liabilities              484,422        (396,796)                             (310)             87,316
Senior notes, net of unamortized discount            50,545               -               -                 -              50,545
Other long-term debt and capital lease
     obligations                                        234               -               -                 -                 234
                                                  ---------       ---------      ----------        ----------         -----------
       Total Liabilities                            535,201        (396,796)              -              (310)            138,095
                                                  ---------       ---------      ----------        ----------         -----------

Commitments and contingencies
Redeemable preferred stock:
    10% Series C convertible preferred stock         47,763               -         (47,763)(b)             -                   -
    7.25% Series D convertible preferred stock      156,616               -        (156,616)(b)             -                   -
Stockholders' equity (deficit):
    Reorganized Mpower Holding common stock               -              55(a)           10(b)(c)           -                  65
    Reorganized Mpower Holding additional paid
        in capital                                        -          74,150(a)       13,085(b)              -              87,235
    Predecessor Mpower Holding common stock              59               -             (59)(c)             -                   -
    Predecessor Mpower Holding additional paid
        in capital                                  711,280               -         191,267(b)(c)    (902,547)                  -
    Predecessor Mpower Holding treasury stock           (76)              -              76(c)              -                   -
    Predecessor Mpower Holding note receivable
        for issuance of stock                          (438)              -               -               438                   -
    Predecessor Mpower Holding unrealized other
        income/(loss)                                 2,039               -               -            (2,039)                  -
    Accumulated (deficit) earnings                 (975,225)        315,310(a)            -           659,915                   -
                                                  ---------       ---------      ----------        ----------         -----------
        Total stockholders' equity (deficit)       (262,361)        389,515         204,379          (244,233)             87,300
                                                  ---------       ---------      ----------        ----------         -----------

        Total liabilities, redeemable
           preferred stock and
           stockholders' equity (deficit)         $ 477,219       $  (7,281)     $        -        $ (244,543)        $   225,395
                                                  =========       =========      ==========        ==========         ===========

(a) To record the discharge of the carrying value ($370,977) and accrued interest ($25,819), deferred financing costs ($7,281) related to the 2010 Notes and the Reorganized Mpower Holding Common Stock issued ($55) the 2010 Noteholders.

(b) To record the conversion of the Predecessor Mpower Holding Convertible Series C and D Preferred Stock, and the accrued dividends thereon ($21,540) to Reorganized Mpower Holding Common Stock.

(c)  To eliminate the Predecessor Mpower Holding Common Stock and
     Treasury Stock and record the issuance of Reorganized Mpower Holding Common Stock.

(d) To adjust the carrying value of assets and liabilities to fair market value.

(9)      INTANGIBLE ASSETS

         On January 1 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 provides that goodwill and other separately recognized intangible assets with indefinite lives will no longer be amortized, but will be subject to at least an annual assessment for impairment through the application of a fair-value-based test. Intangible assets that do have finite lives will continue to be amortized over their estimated useful lives.

         In connection with the Company's adoption of fresh start reporting, independent appraisers assigned a value to the Company's customer relationships and trademark of $20.8 million and $1.7 million, respectively. The customer relationships are amortized using the straight-line method over 3 years. Amortization expense for the period July 31, 2002 to September 30, 2002 was $1.2 million. The trademark was determined to have an indefinite life and is not being amortized.

         Had the Company adopted the provisions of SFAS No. 142 for all periods presented the effect would have been as follows:

                                   REORGANIZED                      THREE MONTHS    REORGANIZED JULY    PREDECESSOR     NINE MONTHS
                                JULY 31, 2002 TO    PREDECESSOR        ENDED          31, 2002 TO        JANUARY 1,       ENDED
                                  SEPTEMBER 30,   JULY 1, 2002 TO   SEPTEMBER 30,    SEPTEMBER 30,      2002 TO JULY   SEPTEMBER 30,
                                      2002         JULY  30, 2002       2001             2002             30, 2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income applicable
to common stockholders, as
reported                         $ (16,821)          $ 57,673       $  (61,573)       $ (16,821)         $ (81,943)     $ (426,864)
------------------------------------------------------------------------------------------------------------------------------------
Goodwill amortization                    -                  -            3,220                -                  -           6,440
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net (loss) income
applicable to
common stockholders              $ (16,821)          $ 57,673       $  (58,353)       $ (16,821)         $ (81,943)     $ (420,424)
------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted (loss)
income per share, as
reported                         $   (0.26)          $   0.97       $    (1.04)       $   (0.26)         $   (1.38)     $    (7.22)
------------------------------------------------------------------------------------------------------------------------------------
Goodwill amortization
per share                                -                  -             0.06                -                  -            0.11
------------------------------------------------------------------------------------------------------------------------------------
Adjusted basic and diluted
(loss) income per share          $   (0.26)          $   0.97       $    (0.98)       $   (0.26)         $   (1.38)     $    (7.11)
------------------------------------------------------------------------------------------------------------------------------------

         Adjusted basic and diluted loss per share of common stock before extraordinary item for the three and nine months ended September 31, 2001 would have been $(0.98) and $(7.66), respectively.

(10)     STOCK OPTION PLAN

         As filed in the Company's Final Plan with the Bankruptcy Court, 7,222,222 shares of New Common Stock have been reserved for issuance pursuant to the terms of a new stock option plan (the "New Key Employee Option Plan") adopted by the Company for the benefit of certain selected key employees that is substantially identical to the Amended and Restated Mpower Holding Corporation Stock Option Plan (the "Old Option Plan") canceled as of the Effective Date. Employees of Reorganized Mpower have received an initial grant of options under the New Key Employee Option Plan (the "New Options") to replace their canceled options, on a one-for-one basis. The New Options granted under the New Key Employee Option Plan will be subject to the same terms and conditions as the corresponding canceled outstanding Employee Options, including such provisions as option period, exercise price, termination of employment and vesting. Generally the Outstanding Employee Options vest over a three year period, with one third of the options vesting on September 29, 2002, 2003, and 2004. All outstanding Employee Options expire on September 29, 2010. All of the New Options are considered to be a new grant of options from a new reporting entity, and will be accounted for as a fixed award.

         On August 2, 2002 the Company issued 3,764,236 new options which held a strike price of $0.22 per share, and at the time of the issuance the fair market value of the stock was $0.38 per share. The compensation expense of $0.2 million was primarily the result of these new options and is included in the statement of operations for Reorganized Mpower Holding for the quarter ending September 30, 2002.

(11)     RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). Upon adoption of SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. This statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Mpower Holding, as required by SOP 90-7, has implemented this statement as part of Fresh Start Accounting. The adoption of SFAS No. 143 has not had a material effect on the financial results of the Company.

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

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). This standard rescinds FASB No. 4 and an amendment to that Statement, FASB No. 64, which relates to extinguishment of debt. It rescinds FASB No. 44, which relates to certain sale-leaseback transactions. The Company adopted this standard on July 30, 2002, in connection with the implementation of Fresh Start Accounting. The adoption of SFAS No. 145 has not had a material effect on the financial results of the Company.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted this standard on July 30, 2002, in connection with the implementation of Fresh Start Accounting. The adoption of SFAS No. 146 has not had a material effect on the financial results of the Company.

(12)     GOING CONCERN MATTERS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company incurred losses applicable to common stockholders of $98.8 million during the first nine months of 2002 and $426.9 million during the first nine months of 2001. The Company continues to incur negative cash flows from operating activities and based on current operations estimates that it has the resources to fund the Company's operations through the first quarter of 2003, but that additional resources most likely will be required thereafter. The funding necessary for the Company's ongoing operations could be materially affected by our completion of one or more of the initiatives described below. These factors, among others, indicate that the Company could be unable to continue as a going concern.

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

         The Company has completed, and is pursuing, several initiatives intended to increase liquidity and better position the Company to compete under current conditions and anticipated changes in the telecommunications sector. These include:

         - Implementation of the recapitalization of its balance sheet as described in Note 6

         -   Aggressively seeking additional equity or debt financing

         - Discussions with companies who may be interested in acquiring the Company or its assets, in whole or in part, and discussions with companies who may be interested in selling their assets or business, in whole or in part

         - Potential repurchase of all or a portion of the Company's outstanding 13% Senior Secured Notes due 2004

         - Continuing to update its prospective business plans and forecasts to assist in monitoring current and future liquidity

         -   Closing or selling unprofitable or under performing markets

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

(13)     SUBSEQUENT EVENTS

         In October 2002, the Company established and funded a trust with $2.0 million, an amount sufficient to pay all severance benefit obligations pursuant to employment agreements for several executives and any other severance or retention agreements in effect that were not funded by the trust adopted by the Company in November 2001.

(14)     CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         The following information sets forth the condensed consolidating balance sheets of the Company as of September 30, 2002 and December 31, 2001 and the condensed consolidating statements of operations and cash flows for the nine months ended September 30, 2002 and 2001, for the Company (the "Parent Company"), the subsidiary of the Company, Communications, which guarantees the 2004 Notes ("Subsidiary Guarantor") and the combined subsidiaries of the Company which are not Subsidiary Guarantors ("Subsidiary Nonguarantors.") The Subsidiary Guarantor is wholly owned and the guarantee is the full, unconditional, joint and several obligation of the Subsidiary Guarantor. The accounting policies of the subsidiaries are the same as those of the Company which are described in Note 1 of the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. There are no restrictions on the ability of the Subsidiary Guarantor to transfer funds to the Company in the form of cash dividends, loans or advances.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                           AT SEPTEMBER 30, 2002
                              (IN THOUSANDS)

                                                 PARENT       SUBSIDIARY        SUBSIDIARY
                                                COMPANY        GUARANTOR      NONGUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                -------       ----------      -------------      ------------     ------------
                                                                ASSETS
Current assets:
     Cash and cash equivalents                 $    100        $ 13,851          $   234           $       -        $ 14,185
     Investments available-for-sale                   -          42,552               14                   -          42,566
     Restricted investments                           -          10,769                -                   -          10,769
     Accounts receivable, net                         -          23,761               (1)                  -          23,760
     Prepaid expenses and other
          current assets                          1,030           7,004              178                   -           8,212
     Intercompany receivable (payable)           (1,910)          2,629             (719)                  -               -
                                               --------        --------          -------           ---------        --------
               Total current assets                (780)        100,566             (294)                  -          99,492
     Property and equipment, net                      -          43,566           31,198                   -          74,764
     Investments in subsidiaries                 73,945          10,673                -             (84,618)              -
     Intangibles, net                             1,694          19,661                -                   -          21,355
     Other assets                                 1,108          10,135                -                   -          11,243
                                               --------        --------          -------           ---------        --------
               Total assets                    $ 75,967        $184,601          $30,904           $ (84,618)       $206,854
                                               ========        ========          =======           =========        ========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt
          and capital lease obligations        $      -        $      -          $ 1,202           $       -        $  1,202
     Accounts payable                             3,923          23,051            3,243                   -          30,217
     Other current liabilities                    1,326          14,422           15,247                   -          30,995
                                               --------        --------          -------           ---------        --------
               Total current liabilities
                 not subject to compromise        5,249          37,473           19,692                   -          62,414
     Current liabilities subject
          to compromise                              20          22,883                -                   -          22,903
                                               --------        --------          -------           ---------        --------
               Total current liabilities          5,269          60,356           19,692                   -          85,317
     Senior notes, net                                -          50,576                -                   -          50,576
     Other long-term debt and capital lease
          obligations                                 -               -              539                   -             539
                                               --------        --------          -------           ---------        --------
               Total liabilities                  5,269         110,932           20,231                   -         136,432
     Commitments and contingencies
     Stockholders' equity:
     Common stock                                    65               -                -                   -              65
     Additional paid-in capital                  87,454          86,001           14,462            (100,463)         87,454
     Accumulated deficit                        (16,821)        (12,056)          (3,789)             15,845         (16,821)

     Accumulated other comprehensive loss             -            (276)               -                   -            (276)
                                               --------        --------          -------           ---------        --------
               Total stockholders'
                  equity                         70,698          73,669           10,673             (84,618)         70,422
                                               --------        --------          -------           ---------        --------
     Total liabilities, redeemable
          preferred stock
          and stockholders'
          equity                               $ 75,967        $184,601          $30,904            $(84,618)       $206,854
                                               ========        ========          =======            ========        ========

                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AT DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                   PARENT       SUBSIDIARY        SUBSIDIARY
                                                  COMPANY        GUARANTOR      NONGUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                  -------       ----------      -------------      ------------     ------------
                                                                  ASSETS
Current assets:
     Cash and cash equivalents                   $     100      $    6,892         $   2,144        $        -       $   9,136
     Investments available-for-sale                      -          10,671           150,473                 -         161,144
     Restricted investments                              -          12,050               590                 -          12,640
     Accounts receivable, net                            -          24,001               824                 -          24,825
     Prepaid expenses and other
          current assets                                 -           5,315               272                 -           5,587
     Intercompany receivable (payable)             (24,839)        588,507          (563,668)                -               -
                                                 ---------      ----------         --------         ----------       ---------
                  Total current assets             (24,739)        647,436          (409,365)                -         213,332
     Property and equipment, net                         -         182,419           203,453                 -         385,872
     Investments in subsidiaries                   488,258        (239,148)                -          (249,110)              -
     Goodwill and other intangibles, net                 -               -                 -                 -               -
     Other assets                                    7,746           6,697                 -                 -          14,443
                                                 ---------      ----------         ---------        ----------       ---------
                  Total assets                   $ 471,265      $  597,404         $(205,912)       $ (249,110)      $ 613,647
                                                 =========      ==========         =========        ==========       =========

                       LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current maturities of long-term debt and
          capital lease obligations              $       -      $      697         $   7,032        $         -      $   7,729
     Accounts payable                                    -          28,877               (48)                 -         28,829
     Accrued interest                               12,367           1,656                 -                  -         14,023
     Other current liabilities                           -          27,200            17,557                  -         44,757
                                                 ---------      ----------         ---------        -----------      ---------
                  Total current liabilities         12,367          58,430            24,541                  -         95,338
     Senior notes, net                             370,366          50,437                 -                  -        420,803
     Other long-term debt and capital
          lease obligations                              -             811             1,343                  -          2,154
                                                 ---------      ----------         ---------        -----------      ---------
                  Total liabilities                382,733         109,678            25,884                  -        518,295
     Commitments and contingencies
     Redeemable preferred stock:
     10% Series C convertible
          preferred stock                           46,610               -                 -                  -         46,610
     7.25% Series D convertible
          preferred stock                          156,220               -                 -                  -        156,220
     Stockholders' equity (deficit):
     Common stock                                       59               -                 -                  -             59
     Additional paid-in capital                    712,334       1,289,012            75,556        $(1,364,568)       712,334
     Accumulated deficit                          (826,615)       (800,754)         (314,704)         1,115,458       (826,615)
     Treasury stock and other                          (76)           (532)            7,352                  -          6,744
                                                 ---------      ----------         ---------        -----------      ---------
                  Total stockholders'
                     equity (deficit)             (114,298)        487,726          (231,796)          (249,110)      (107,478)
                                                 ---------      ----------         ---------        -----------      ---------
     Total liabilities, redeemable
          preferred stock
          and stockholders'
          equity (deficit)                       $ 471,265      $  597,404         $(205,912)       $  (249,110)     $ 613,647
                                                 =========      ==========         =========        ===========      =========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)


                                                  PARENT          SUBSIDIARY       SUBSIDIARY
                                                  COMPANY         GUARANTOR      NONGUARANTORS        ELIMINATIONS    CONSOLIDATED
                                                -----------      -----------     -------------       -------------    -------------
Operating revenues                              $         -      $   167,056      $      24,295       $    (24,295)    $    167,056
Cost of operating revenues
  (excluding depreciation and amortization)               -          111,049                (25)                 -          111,024
Selling, general and administrative
  (excluding depreciation and amortization)           5,839          130,747             11,584            (24,295)         123,875
Reorganization expenses                             (40,675)         591,866           (298,266)            13,458          266,383
Stock-based compensation
     expense                                            219              100                342                  -              661
Network optimization cost                                 -            6,213             12,787                  -           19,000
Depreciation and amortization                             -           25,028             20,166                  -           45,194
                                                -----------      -----------      -------------       ------------     ------------
     Loss from operations                            34,617         (697,947)           277,707            (13,458)        (399,081)
Gain on sale of assets, net                               -              401              4,040                  -            4,441
Interest income                                           -           38,112              1,760            (36,042)           3,830
Interest expense, net                                17,668            4,305             33,359            (36,042)          19,290
Loss on investments in subsidiary                  (413,591)         250,148                  -            163,443                -
                                                -----------      -----------      -------------       ------------     ------------
     Net Loss before extraordinary item            (396,642)        (413,591)           250,148            149,985         (410,100)
Gain on discharge of debt                           315,310                -                  -                  -          315,310
                                                -----------      -----------      -------------       ------------     ------------
     Net Loss                                   $   (81,332)     $  (413,591)     $     250,148       $    149,985     $    (94,790)
                                                ===========      ===========      =============       ============     ============

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                  PARENT          SUBSIDIARY       SUBSIDIARY
                                                  COMPANY         GUARANTOR       NONGUARANTORS       ELIMINATIONS     CONSOLIDATED
                                                -----------      ------------     -------------       -------------    ------------
Operating revenues                              $         -      $   135,200      $      48,145       $    (38,437)    $    144,908
Cost of operating revenues
  (excluding depreciation and amortization)               -          108,644             12,401                  -          121,045
Selling, general and administrative
  (excluding depreciation and amortization)               -          163,726             23,461            (38,437)         148,750
Stock-based compensation
     expense                                              -            2,506                  -                  -            2,506
Network optimization cost                                 -           50,090            182,993                  -          233,083
Depreciation and amortization                             -           26,192             33,004                  -           59,196
                                                -----------      -----------      -------------       ------------     ------------
     Loss from operations                                 -         (215,958)          (203,714)                 -         (419,672)
Gain on sale of assets, net                               -            2,716              2,014                  -            4,730
Interest income                                           -           63,428             14,237            (59,860)          17,805
Interest expense, net                                12,955           29,757             61,177            (59,860)          44,029
Loss on investments in subsidiary                  (395,888)        (248,639)                 -            644,527                -
                                                -----------      -----------      -------------       ------------     ------------
     Net Loss before extraordinary item            (408,843)        (428,210)          (248,640)           644,527         (441,166)
Gain on discharge of debt                                 -           32,322                  -                  -           32,322
                                                -----------      -----------      -------------       ------------     ------------
     Net loss                                   $  (408,843)     $  (395,888)     $    (248,640)      $    644,527     $   (408,844)
                                                ===========      ===========      =============       ============     ============

                Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 30, 2002
                                 (in thousands)

                                                   PARENT         SUBSIDIARY        SUBSIDIARY
                                                  COMPANY         GUARANTOR        NONGUARANTORS     ELIMINATIONS      CONSOLIDATED
                                                ------------     ------------      -------------     ------------     --------------
Net cash (used in) provided by operating
    activities                                  $         -      $   (96,761)      $      1,627       $          -    $     (95,134)

Cash flows from investing activities:
     Purchases of property and
        equipment, net                                    -           (1,867)           (11,407)                 -          (13,274)
     Transfers of investments
         available for sale                               -           85,124            (85,124)                 -                -
     Sale of investments
         available-for-sale, net                          -           21,143             95,022                  -          116,165
     Sale of restricted
         investments, net                                 -            1,871                  -                  -            1,871
                                                -----------      -----------       ------------       ------------    -------------
Net cash (used in) provided by
    investing activities                                  -          106,271             (1,509)                 -          104,762
                                                -----------      -----------       ------------       ------------    -------------

Cash flows from financing activities:
     Payments on other long-term
         debt and capital lease
         obligations                                      -             (827)            (4,340)                 -           (5,167)
     Transfer of other long-term
         debt and capital lease
         obligations, net                                 -           (2,312)             2,312                  -                -
     Proceeds from principal stockholders'
         short swing profit                               -              588                  -                  -              588
                                                -----------      -----------       ------------       ------------    -------------
Net cash used in financing
    activities                                            -           (2,551)            (2,028)                 -           (4,579)
                                                -----------      -----------       ------------       ------------    -------------

Net increase (decrease) in cash                           -            6,959             (1,910)                 -            5,049

Cash and cash equivalents, beginning
    of year                                             100            6,892              2,144                  -            9,136
                                                -----------      -----------       ------------       ------------    -------------

Cash and cash equivalents, end
    of year                                     $       100      $    13,851       $        234       $          -    $      14,185
                                                ===========      ===========       ============       ============    =============

                Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 30, 2001
                                 (in thousands)

                                                   PARENT         SUBSIDIARY        SUBSIDIARY
                                                  COMPANY          GUARANTOR      NONGUARANTORS       ELIMINATIONS     CONSOLIDATED
                                                -----------      -----------      -------------       ------------    --------------
Net cash (used in) provided by
    operating activities                        $       100      $   (76,923)     $     (70,416)      $          -    $    (147,239)

Cash flows from investing activities:
     Purchases of property and
        equipment, net                                    -          (59,215)           (19,738)                 -          (78,953)
     Sale of investments
         available-for-sale, net                          -          182,273            104,334                  -          286,607
     Proceeds from sale of customer base                  -                -              1,601                  -            1,601
     Sale of restricted investments, net                  -              460                  -                  -              460
                                                -----------      -----------      -------------       ------------    -------------
Net cash provided by investing
     activities                                           -          123,518             86,197                  -          209,715
                                                -----------      -----------      -------------       ------------    -------------

Cash flows from financing activities:
     Payments on other long-term
         debt and capital lease
         obligations                                      -             (442)            (6,323)                 -           (6,765)
     Repurchase of senior notes                           -          (14,134)                 -                  -          (14,134)
     Proceeds from issuance of
         common stock                                     -               74                  -                  -               74
                                                -----------      -----------      -------------       ------------    -------------
Net cash used in financing
    activities                                            -          (14,502)            (6,323)                 -          (20,825)
                                                -----------      ------------     -------------       ------------    -------------

Net increase in cash                                    100           32,093              9,458                  -           41,651

Cash and cash equivalents, beginning
    of year                                               -            4,359              6,078                  -           10,437
                                                -----------      -----------      -------------       ------------    -------------

Cash and cash equivalents, end
    of year                                     $       100      $    36,452      $      15,536       $          -    $      52,088
                                                ===========      ===========      =============       ============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that certain statements contained in this Report regarding our or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We wish to caution the reader these forward-looking statements are not historical facts and are only estimates or predictions. Actual results may differ materially from those projected as a result of risks and uncertainties including, but not limited to, market makers' independent decisions to create a market in the common stock of our recapitalized company, future sales growth, market acceptance of our product offerings, our ability to secure adequate financing or equity capital to fund our operations and network augmentation, our ability to manage rapid growth and maintain a high level of customer service, the performance of our network and equipment, our ability to enter into strategic alliances, the cooperation of incumbent local exchange carriers in provisioning lines and interconnecting our equipment, regulatory decisions, regulatory approval processes, changes in technology, price competition and other market conditions and risks detailed from time to time in our Securities and Exchange Commission filings.

EMERGENCE FROM CHAPTER 11 PROCEEDINGS

         On July 30, 2002, Mpower Holding Corporation and our subsidiary Mpower Communications Corp., formally emerged from Chapter 11 as our recapitalization plan (the "Plan") became effective. Also on July 30, 2002, the Bankruptcy Court dismissed the Chapter 11 case of Mpower Leasecorp. We are now operating our businesses and properties as reorganized entities pursuant to the Final Plan. See Note 6 in the Condensed Notes to the Unaudited Interim Consolidated Financial Statements for a summary of the material features of the Plan.

         As a consequence of the reorganization occurring as of July 30, 2002, the third quarter financial results have been separately presented under the label "Predecessor Mpower Holding" for the period July 1 to July 30, 2002 and "Reorganized Mpower Holding" for the period July 31 to September 30, 2002. For discussion purposes, the operating results for the periods July 1, 2002 to July 30, 2002 and July 31, 2002 to September 30, 2002 have been added together to compare to the three months ended September 30, 2001 and the operating results for the periods January 1, 2002 to July 30, 2002 and July 31, 2002 to September 30, 2002 have been added together to compare to the nine months ended September 30, 2001.

         As of July 30, 2002, we implemented Fresh Start Accounting under the provisions of SOP 90-7. Under SOP 90-7, our reorganization fair value was allocated to our assets and liabilities, our accumulated deficit was eliminated, and our new equity was issued according to the Plan as if we were a new reporting entity. In conformity with Fresh Start Accounting principles, Predecessor Mpower Holding recorded a $244.7 million reorganization charge to adjust the historical carrying value of our assets and liabilities to fair market value reflecting the allocation of our $87.3 million estimated reorganized equity value as of July 30, 2002. We also recorded a $315.3 million gain on the cancellation of debt on July 30, 2002 pursuant to the Plan.

         As a result of reorganization, the financial statements published for the periods following the effectiveness of the Plan will not be comparable to those published before the effectiveness of the Plan.

         We are still reviewing the overall tax impact of the implementation of the Plan. However our net operating loss carryforwards, which were subject to annual use limitations before the reorganization, may be significantly reduced. Furthermore, other tax attributes, including the tax basis of certain assets, could also be reduced as a result of the cancellation of indebtedness as part of the Plan. In addition, Section 382 of the Internal Revenue Code of 1986, which generally applies after a more than 50 percentage point ownership change has occurred, may impose more limitations on the annual utilization of any remaining net operating losses. We believe that we have experienced such an ownership change as a result of the implementation of the Final Plan. However, since we were under jurisdiction of a court in a Chapter 11 case at the time of the ownership change, various alternatives pertaining to the application of
Section 382 are available. At this time, we have not yet determined which of the alternatives to elect. A valuation allowance has been recorded to offset the entire net deferred tax asset due to the uncertainty of our realizing any benefit related to the net operating loss carryforwards or the other future tax deductible amounts.

THE BUSINESS

         We operate through our wholly owned subsidiary, Mpower Communications Corp. ("MCC"), which offers voice and high-speed data services using both SDSL and T1 technology in all of our markets. As of September 30, 2002, we provided services in 27 metropolitan areas in 8 states. Our network consists of 568 incumbent carrier central office collocation sites providing us access to more than 11 million addressable business lines. All of our 568 central office collocation sites are SDSL capable and 383 are T1 capable. We have established working relationships with the following incumbent local exchange carriers (ILEC's): BellSouth, Sprint, Verizon, and Southwestern Bell Corporation (including its operating subsidiaries PacBell and Ameritech, collectively referred to as "SBC"). We have over 407,000 lines in service. At September 30, 2002, we have 1,673 employees.

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

         By using a T1 service delivery platform, we expect to increase the amount of revenue per customer. In order to serve the largest portion of our target market, our combined voice and data network allows us to deliver services in several combinations over the most favorable technology: basic phone service on the traditional phone network, SDSL service, integrated T1 voice and data service, or data-only T1 connectivity.

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

         Revenue Recognition: Revenue from monthly recurring charges, enhanced features and usage is recognized in the period in which service is provided. Deferred revenue represents advance billings for services not yet provided. Such revenue is deferred and recognized in the period in which service is provided. We recognize revenue from switched access in the period in which service is provided, when the price is fixed, the earnings process is complete and the collectability is reasonably assured. Approximately 79% of the switched access minutes carried on our network in the quarter ended September 30, 2002 were from our largest carriers with whom we have existing contracts governing the amount of our switched access charges. If the amount we collect in the future from our switched access carriers varies significantly from our estimates, our revenue may be negatively affected. These certain judgments in measuring revenue may affect our results. Revenue results may be difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly and could result in or increase future operating losses.

         Allowance For Doubtful Accounts: We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay for our services. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, current economic trends and changes in our customer payment patterns. If the financial condition of our customers were to deteriorate and impact their ability to make payments, additional allowances may be required. Several of the carriers that terminate or originate traffic for our customers are currently in Chapter 11 proceedings. The largest of these vendors include Global Crossing and Worldcom. In establishing the allowance for doubtful accounts we have taken into consideration the aggregate risk of our receivables, including the potential exposure from Global Crossing and Worldcom Chapter 11 proceedings. If actual results differ from our estimates, we may need to adjust our reserves in the future.

         Network Optimization Accruals: In establishing the accrual for the network optimization costs, we made certain assumptions related to the wind down and closure of certain markets and related future severance costs and other exit costs. While we feel the assumptions were appropriate, there can be no assurance that actual costs will not differ from estimates used to establish the network optimization accrual. If actual results differ significantly from the estimates, we may need to adjust our network optimization accrual in the future.

         Billing From Network Carriers: Various long distance carriers and incumbent carriers lease loop, transport and network facilities to us. The pricing of such facilities are governed by either a tariff or an interconnection agreement. These carriers bill us for our use of such facilities. From time to time, the carriers present inaccurate bills to us, which we dispute. As a result of such billing inaccuracies, we record an estimate of our liability based on our measurement of services received. As of September 30, 2002 we had $7.7 million of disputes with carriers. We have reserved $4.6 million against those disputed balances. Based on the nature and history of disputes with the carriers, we believe this amount to be adequate. Any significant victories or losses when these disputes are resolved may require us to adjust our reserves in the future.

         Fresh Start Accounting: In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", we adopted fresh-start accounting as of July 30, 2002, on the effective date of the Plan. Since July 31, 2002, our financial statements have been prepared as if we were a new reporting entity. Under fresh-start accounting, all assets and liabilities were restated to reflect our reorganization value, which approximated fair value at the date of reorganization. The reorganization value of our common equity was determined to be $87.3 million at July 30, 2002, by an independent valuation and financial specialist based on several factors including using projections by management and various valuation methods including appraisals, discounted cash flow analysis and other relevant industry information. Our reorganization value was allocated to various asset categories pursuant to fresh-start accounting principles. We recorded a $244.7 million reorganization charge to adjust the historical carrying value of our assets and liabilities to fair market value reflecting the allocation of our $87.3 million estimated reorganized equity value as of July 30, 2002. We also recorded a $315.3 million gain on the cancellation of debt on July 30, 2002, pursuant to the Plan.

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

         The measures we took during the second quarter of 2002 to improve the quality of new revenue added, included more stringent credit checks, minimum customer line thresholds, term contracts, and higher prices in many markets began to show positive effects on our gross margin. In spite of our expectation of positive results, we cannot assure the investor that our revenues will continue to grow as a result of softness in the economy, difficulties in the competitive telecom sector, and current and potential customer response to our emergence from our Chapter 11 restructuring.

         Growth in revenue during the remainder of 2002 and into 2003 will primarily be dependent on our ability to continue to add new customers in a competitive market, manage our churn (defined as the percentage of installed lines that disconnect service each month), and sell additional services to our existing customers.

         Our revenues consist of:

         - the monthly recurring charge for basic local voice and data services;

         - usage-based charges for local, toll and long distance calls in certain markets;

         - charges for services and features such as call waiting and call forwarding;

         - certain non-recurring charges, such as set-up charges for new customers or for additional lines for existing customers; and

         - interconnection revenues from switched access charges to long distance carriers.

         Our switched access revenues historically have been subject to uncertainties such as various federal and state regulations and disputes with our long distance carriers. As of September 30, 2002, we have agreements with those carriers that provide approximately 79% of our switched access traffic. In addition, the Federal Communications Commission (the "FCC") in April 2001 adopted new rules that limit the rates we can charge carriers for use of our facilities. Under these rules, which took effect on June 20, 2001, competitive carriers are required to reduce their tariffed interstate access charges to agreed upon contractual rates or rates no higher than 2.5 cents per minute. After one year, the rate ceiling will be reduced to 1.8 cents and after two years to 1.2 cents per minute. After three years, all competitive carriers will be required to charge rates no higher than the incumbent telephone company. As a result of our agreements and the reductions in rates dictated by the FCC, we anticipate a continued decrease of switched access revenues as a percentage of total revenue. Switched access revenue, as a percentage of total revenue was 14% for the third quarter of 2002 compared to 29% in the third quarter of 2001. As a result, other revenue from core trade customers was 86% of total third quarter 2002 revenues as compared to 71% of total third quarter 2001 revenues.

         Our principal recurring operating expenses consist of cost of operating revenues, selling, general and administrative expenses, and depreciation and amortization expense. Cost of operating revenues consists primarily of access charges, line installation expenses, transport expenses, long distance expenses and lease expenses for our switch sites and our collocation sites. While we cannot be certain that we will be successful controlling cost and achieving operating efficiencies in our network, we expect these costs to remain flat or slightly decrease as a percentage of total revenue during the remainder of 2002 and into 2003.

         Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel costs, marketing costs, the cost of maintaining the hardware in our network and back office systems, provision for bad debts, professional fees and facilities expenses.

         In accordance with SOP 90-7, expenses resulting from the reorganization of the business in a bankruptcy proceeding are reported separately as reorganization expenses. In accordance with SOP 90-7 charges resulting from the reorganization of the business in a bankruptcy proceeding are reported separately as reorganization expenses.

         As filed in our Final Plan with the Bankruptcy Court, 7,222,222 shares of New Common Stock have been reserved for issuance pursuant to the terms of a new stock option plan (the "New Key Employee Option Plan") adopted by us for the benefit of certain selected key employees that is substantially identical to the Amended and Restated Mpower Holding Corporation Stock Option Plan (the "Old Option Plan") canceled as of the Effective Date. Employees of Reorganized Mpower have received an initial grant of options under the New Key Employee Option Plan (the "New Options") to replace their canceled options, on a one-for-one basis. The New Options granted under the New Key Employee Option Plan will be subject to the same terms and conditions as the corresponding canceled. Outstanding Employee Options, including such provisions as option period, exercise price, termination of employment and vesting. Generally the outstanding Employee Options vest over a three year period, with one third of the options vesting on September 29, 2002, 2003 and 2004. All outstanding Employee Options expire on September 29, 2010. All of the New Options are considered to be a new grant of options from a new reporting entity, and will be accounted for as a fixed award.

      On August 2, 2002 we issued 3,764,236 new options which held a strike price of $0.22 per share, and at the time of the issuance the fair market value of the stock was $0.38 per share. The compensation expense of $0.2 million was primarily the result of these new options and is included in the statement of operations for Reorganized Mpower Holding for the quarter ending September 30, 2002.

         Depreciation and amortization expense includes depreciation of switching and collocation equipment, business application software as well as general property and equipment and the amortization of leasehold improvements, goodwill and other intangible assets. Depreciation and amortization expense for the months of August and September 2002 was significantly impacted by the implementation of Fresh Start Accounting on July 30, 2002. Likewise, depreciation and amortization expense in future periods will also be significantly reduced. Included in the depreciation and amortization expense for the Reorganized Mpower Holding is the amortization of the asset related to intangible customer relationships which are amortized over a three-year customer life.

         Gross interest expense is primarily attributable to the 13% Senior Notes due 2010 (the "2010 Notes") we issued in March 2000 and the 13% Senior Notes due 2004 (the "2004 Notes") issued in September 1997. Interest was paid on our 2004 Notes on April 1, 2002 and September 30, 2002. The interest payable on the 2010 Notes was accrued through April 8, 2002 but not paid and subsequently eliminated as agreed upon by the holders of the 2010 Notes in connection with our reorganization plan. With the retirement of the 2010 Notes, interest expense will be significantly reduced in future periods.

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

Quarterly Comparison - September 30, 2002 vs. September 30, 2001

         Total operating revenues increased to $57.3 million for the quarter ended September 30, 2002 as compared to $49.5 million for the quarter ended September 30, 2001. The 16% increase in revenue was primarily the result of the putting more customers on our voice and data network as well as price increases we implemented in several of our markets in the second quarter of 2002. These factors increased our non-switched access revenue from core trade customers from $34.9 million for the quarter ended September 30, 2001 to $49.0 million for the quarter ended September 30, 2002. Revenues from core trade customers increased from 71% to 86% of total revenues quarter over quarter. Total lines in service increased 13% from September 30, 2001 to over 407,000 at September 30,
2002. Our switched access revenues decreased $6.3 million or 43% from the quarter ended September 30, 2001 and decreased as a percentage of our revenues to 14%. This decrease in switched access revenues was primarily a result of the reduction in rates we negotiated with our major carriers and FCC mandated rate rules. We expect switched access revenue to continue to decline as a percentage of total revenue.

         Cost of operating revenues for the quarter ended September 30, 2002 was $34.6 million as compared to $38.3 million for the quarter ended September 30, 2001. The 9% decrease is primarily due to a reduction in installation costs related to fewer gross new lines added in the third quarter of 2002 versus the third quarter of 2001 and efforts to improve the cost effectiveness of our network. These factors offset the increased costs attributable to the increase of our number of lines in service.

         For the quarter ended September 30, 2002, selling, general and administrative expenses totaled $40.4 million, a 11% decrease from the $45.4 million for the quarter ended September 30, 2001. The decrease is primarily a result of management initiatives that resulted in a decrease in administrative personnel and related costs, and initiatives to reduce customer acquisition costs. We had 1,673 total employees at September 30, 2002 as compared to 2,024 at September 30, 2001. During the period July 31, 2002 to September 30, 2002, selling, general and administrative expenses included $3.7 million of professional fees associated with our recapitalization plan which have been excluded from reorganization expense in accordance with SOP 90-7.

         In accordance with SOP 90-7, expenses resulting from the reorganization of the business in a bankruptcy proceeding are reported separately as reorganization charges. Reorganization expense, of $245.7 million during the third quarter 2002 were comprised of professional fees of $1.0 million and fresh-start fair value adjustments of $244.7 million.

         For the quarter ended September 30, 2002, we recorded $0.3 million in stock-based compensation compared to $0.6 million recorded for the quarter ended September 30, 2001. $0.1 million of the expense for the quarter ending September 30, 2002 relates to the predecessor Company as we established a $0.1 million reserve against a remaining employee note receivable from stockholder. $0.2 million of the expense relates to the new stock option plan and the application of fixed plan accounting. Under fixed plan accounting the compensation expense is measured as the intrinsic value of the option at date of grant.

         The reduction in stock-based compensation expense from the quarter ending September 30, 2002 as compared to September 30, 2001 was primarily the result of the rescinded stock agreement with Mr. Huff, our Chief Executive Officer. Due to the September 2000 and September 2001 re-pricings of stock options, Predecessor Mpower Holding was subject to variable plan accounting. For the period ended July 30, 2002 we did not recognize compensation expense for the options re-priced in September 2000 and 2001 as the market price of the common stock was below the exercise prices.

         For the quarter ended September 30, 2002, depreciation and amortization was $9.9 million as compared to $15.2 million for the quarter ended September 30, 2001. This decrease is primarily the result of the reduced depreciable value of our fixed assets in connection with the implementation of Fresh Start Accounting.

         Interest income was $0.9 million for the quarter ended September 30, 2002 compared to $4.4 million for the quarter ended September 30, 2001. The decrease is a result of decreases in cash and investments during 2001 and 2002. Cash and investments have been used to purchase capital equipment, pay interest and fund operating losses.

         Gross interest expense for the quarter ended September 30, 2002 totaled $1.9 million compared to $15.1 million for the quarter ended September 30, 2001. As required by SOP 90-7, interest expense ceased to accrue on our 2010 Notes upon filing our petition for relief under Chapter 11 of the Bankruptcy Code on April 8, 2002. Contractual interest was $4.7 million for the period from July 1, 2002 to July 30, 2002. The decrease in interest expense during the quarter 2002 is primarily due to the cessation of interest expense related to the 2010 Notes as described above. Gross interest expense is primarily related to interest expense accrued on our 2004 Senior Secured Notes. Interest capitalized for the quarter ended September 30, 2002 decreased to $0.1 million as compared to $0.8 million for the quarter ended September 30, 2001. The decrease in interest capitalized is due to the decrease in switching equipment under construction as our network expansion has slowed.

         We incurred net losses before extraordinary items of $274.5 million and $58.0 million for the quarters ended September 30, 2002 and 2001, respectively.

         In accordance with the terms of the recapitalization, our 2010 Notes were cancelled and the indenture governing the 2010 Notes was terminated. Pursuant to the Plan, holders of the 2010 Notes prior to the emergence received a pro-rata share of our stock as identified in Note 6 of the Condensed Notes to the Financial Statements. The $389.5 million carrying value of the debt settled, which includes the face value plus accrued interest less unamortized discount, and was exchanged for equity with a fair value of $74.2 million. The exchange resulted in our recording a gain on discharge of debt on July 30, 2002 of $315.3 million.

         For the quarter ended September 30, 2001, we accrued preferred stock dividends of $3.6 million, payable to holders of our Series D convertible preferred stock. As required by SOP 90-7, accrual of preferred stock dividends ceased upon filing of our petition for relief under Chapter 11 of the Bankruptcy Code on April 8, 2002. Contractual dividends were $1.3 million for the period July 1, 2002 to July 30, 2002.

         Nine Month Period Ended  - September 30, 2002 vs. September 30, 2001

         Total operating revenues increased to $167.1 million for the nine months ended September 30, 2002 as compared to $144.9 million for the nine months ended September 30, 2001. This 15% increase was primarily the result of putting more customers on our network and an increase in the number of lines in service as well as price increases we implemented in several of our markets in the second quarter of 2002. These factors increased our revenue from core trade customers from $101.9 million for the nine months ended September 30, 2001 to $137.0 million for the nine months ended September 30, 2002. Revenues from core trade customers increased from 70% to 82% of total revenues year over year. Switched access revenue decreased year over year by 30%. Switched access revenues decreased primarily as a result of the reduction in rates we negotiated with our major carriers and FCC mandated rate rules.

         Cost of operating revenues for the nine months ended September 30, 2002 was $111.0 million as compared to $121.0 million for the nine months ended September 30, 2001. The 9% decrease is primarily due to a reduction in installation costs related to fewer gross new lines added for the nine months ending September 30, 2002 versus the nine months ending September 30, 2001, market reductions during 2001, the closing of our Charlotte, North Carolina market in the first quarter of 2002 as well as efforts to improve the cost effectiveness of our network, offset by increased costs attributable to an increase in the number of lines in service.

         For the nine months ended September 30, 2002, selling, general and administrative expenses totaled $123.9 million, a 17% decrease from the $148.8 million for the comparable 2001 period. The decrease is primarily a result of the closure of non-performing markets in 2001 that decreased personnel, facilities and occupancy costs, as well as ongoing management initiatives to reduce customer acquisition costs. During the periods January 1, 2002 to April 7, 2002 and July 31, 2002 to September 30, 2002, selling, general and administrative expenses included $2.5 million and $3.7 million, respectively, of professional fees associated with our recapitalization plan which have been excluded from reorganization expense in accordance with SOP 90-7.

          Reorganization expenses that were realized or incurred by us as a result of reorganization under Chapter 11 of the Bankruptcy Code for the nine months ended September 30, 2002 consisted of the following (in millions):

Consent fee                                           $  19.0
Fresh start accounting adjustment                       244.7
Professional fees                                         2.7
                                                      -------
Total                                                 $ 266.4
                                                      =======

         For the nine months ended September 30, 2002, we recorded $0.7 million in stock-based compensation compared to $2.5 million for the comparable 2001 period. The expense for September 30, 2002 relates to in-the-money stock options granted in 1999, 2000, and 2001, the establishment of a $0.1 million reserve against a remaining employee note receivable from stockholder and a $0.2 million expense relating to the new stock option plan and the application of fixed plan accounting.

         The reduction in compensation expense from the nine months ending September 30, 2001 was primarily the result of the rescinded stock agreement with Mr. Huff, our Chief Executive Officer. Due to the September 2000 and September 2001 re-pricings of stock options, Predecessor Mpower Holding was subject to variable plan accounting. For the period ending July 30, 2002 we did not recognize compensation expense for the options re-priced in September 2000 and 2001 as the market price of the common stock was below the exercise price.

         In February 2001, we recognized a network optimization charge of $24.0 million associated with the existing markets in the Northeast and Northwest. In May 2001, we recognized a network optimization charge of $209.1 million. Included in the charge was $126.8 million for the goodwill and customer base associated with the Primary Network business, $65.1 million for property and equipment including collocations and switch sites and $17.2 million for other costs associated with exiting the Primary Network markets.

         In February 2002, we closed down operations in Charlotte, North Carolina and eliminated certain other non-performing sales offices. We also cancelled the implementation of a new billing system in February 2002. As a result of these items, we recognized a network optimization charge of $19.0 million in the first quarter of 2002. Included in the charge was $12.5 million for the write down of our investment in software and assets for a new billing system, $3.7 million for property and equipment including collocations and switch sites and $2.8 million for other costs associated with exiting these markets.

         With respect to the network optimization charges, the total actual charges will be based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from any subsequent subleases, our ability to sell or re-deploy network equipment for growth in our existing network and other factors.

         For the nine months ended September 30, 2002, depreciation and amortization was $45.2 million as compared to $59.2 million for the nine months ended September 30, 2001. This 24% decrease is primarily the result of the retirement of assets in closed markets and write-off of goodwill and other intangible assets prior to May 2001, which more than offset depreciation from assets placed in service since June 30 2001.

         We recognized a gain on the sale of investments of $4.4 million in the nine months ending September 30, 2002 compared to $4.7 million in the comparable period last year.

         Interest income was $3.8 million during the nine months ended
September 30, 2002 compared to $17.8 million for the nine months ended September 30, 2001. The decrease is a result of decreases in cash and investments during 2001 and 2002. Cash and investments have been used to purchase capital equipment, pay interest on our senior secured notes and fund operating losses.

         Gross interest expense for the nine months ended September 30, 2002 totaled $20.6 million compared to $48.6 million for the nine months ended September 30, 2001. Interest capitalized for the nine months ended September 30, 2002 decreased to $1.3 million as compared to $4.6 million for the nine months ended September 30, 2001. As required by SOP 90-7, interest expense ceased on our 2010 Notes upon filing our petition for relief under Chapter 11 of the Bankruptcy Code on April 8, 2002. Contractual interest was $33.5 million for the period ending July 30, 2002. Gross interest expense on our 2004 Senior Secured Notes was $5.0 million for the nine months ended September 30, 2002. The decrease in interest expense is primarily due to the cessation of interest expense related to the 2010 Notes as described above. The decrease in interest capitalized is due to the decrease in switching equipment under construction as our network expansion has slowed.

         For the nine months ended September 30, 2002 and 2001, we incurred net losses before extraordinary items of $410.1 million and $441.2 million, respectively.

         In accordance with the terms of the recapitalization, our 2010 Notes were cancelled and the indenture governing the 2010 Notes was terminated. Pursuant to the Plan, holders of the 2010 Notes prior to the emergence received a pro-rata share of the shares of our new stock as identified in Note 6 of the Condensed Notes to the Financial Statements. The $389.5 million carrying value of the debt settled, which includes the face value plus accrued interest less unamortized discount, and was exchanged for equity with a fair value of $74.2 million. The exchange resulted in our recording a gain on discharge of debt on July 30, 2002 of $315.3 million.

         For the nine months ended September 30, 2002, we accrued dividends of $4.0 million on our convertible preferred stock, compared to $18.0 million for the nine months ended September 30, 2001. As required by SOP 90-7, accrual of preferred stock dividends ceased upon filing of our petition for relief under Chapter 11 of the Bankruptcy Code on April 8, 2002. Contractual dividends were $8.8 million for the period January 1, 2002 to July 30, 2002. For the nine months ended September 30, 2001, we also recognized $6.6 million associated with the inducement feature included in our conversion of preferred shares into common stock.

LIQUIDITY AND CAPITAL RESOURCES

         We continue to incur negative cash flows from operating activities and based on our current operations we estimate that we have the resources to fund our operations through the first quarter of 2003. We will likely require additional debt or equity financing thereafter. The funding necessary for our ongoing operations could be materially affected by our completion of one or more of the initiatives described below. These factors, among others, may indicate that we may be unable to continue as a going concern.

         We expect to continue to require substantial amounts of capital to acquire customers, fund operating losses, augment and maintain the network in existing markets and develop new products and services.

         We have completed, and are pursuing, several initiatives intended to increase liquidity and better position us to compete under current conditions and anticipated changes in the telecommunications sector. These include:

         - Implementing our balance sheet recapitalization as described in Note 6 of the Condensed Notes to the Unaudited Interim Consolidated Financial Statements

         -        Aggressively seeking additional equity or debt financing

         - Pursuing discussions with companies who may be interested in acquiring our assets or business, in whole or in part, and discussions with companies who may be interested in selling their assets or business, in whole or in part

         - Potential repurchase of all or a portion of our outstanding 13% Senior Secured Notes due 2004

         - Continuing to update our prospective business plans and forecasts to assist in monitoring current and future liquidity

         -        Closing or selling unprofitable or under-performing markets

         - Reducing general and administrative expenses through various cost cutting measures

         - Introducing new products and services with greater profit margins

         - Analyzing the pricing of our current products and services to ensure they are competitive and meet our objectives

         - Re-deploying our assets held for future use to reduce the requirement for capital expenditures

         Our continuation as a going concern is dependent on our ability to successfully meet the above initiatives, among others.

         As of September 30, 2002, we had $56.8 million in unrestricted cash and cash equivalents and investments available for sale and this will be our near-term source of liquidity. Our revenues have generated only a portion of the cash necessary to fund our operations. We have incurred a loss in each year since inception, and we expect to continue to incur substantial losses in the near future.

         We emerged from our Chapter 11 proceeding effective July 30, 2002 and our liquidity position has improved substantially as a result of the reorganization as we have eliminated $583.4 million of debt and preferred stock and $65.3 million of related annual interest and preferred dividend payments. We cannot assure investors that we will be able to successfully find adequate funding to operate until we are able to achieve positive cash flow. Without additional capital, we may have to make further changes to our current business plan. We cannot assure investors that we will be successful in obtaining additional debt or equity financing or in obtaining a bank facility on terms acceptable to us, or at all, or that our estimate of additional funds required is accurate.

         Developing and maintaining our network and business has required and will continue to require us to incur capital expenditures primarily consisting of the costs of purchasing switching and associated equipment. Cash outlays for capital expenditures during 2002 were $13.3 million through the third quarter of 2002. We expect we will continue to require substantial amounts of capital to acquire customers, fund our operating losses, augment our network in our existing markets and develop new products and services.

         Our capital expenditures for the remainder of 2002 will focus on the augmentation of our network to add new products and customers and to improve the cost efficiency of our network, as we have completed the footprint build-out of our network in the markets in which we operate. To conserve cash we have also decided to delay any further upgrade and augmentation of our operational support systems. If we are able to attract new capital into the business, we will revisit this decision. We will continue to rely on our existing operational support systems in the interim. We cannot assure investors that these systems will be adequate to support the continued scaling of our business.

         The substantial capital investment required to initiate services and fund our operations has exceeded our operating cash flow. This negative cash flow from operations results from the need to establish and maintain our network and sales and support functions in anticipation of connecting revenue-generating customers. We expect to continue recording negative cash flow from operations until we generate adequate revenue to cover the fixed cost of the network. We cannot assure you we will attain break-even cash flow from operations in subsequent periods, or that we have the funding to scale the business to operating cash flow positive.

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

COMMITMENTS AND CONTINGENCIES

         In the ordinary course of business, we enter into purchase agreements with our equipment vendors and collocation site providers. As of September 30, 2002, we had total unfulfilled commitments with equipment vendors and collocation site providers of $2.7 million. We also have various agreements with certain carriers for transport, long distance and other network services. At September 30, 2002, our commitment under these agreements is $28.2 million, which expire through July 2005.

CASH FLOW DISCUSSION

         In summary our cash flows for the first nine months of 2002 were:

                                                       NINE
                                                      MONTHS
                                                      ENDING
                                                    SEPTEMBER
                                                     30, 2002
                                                    ---------
(IN THOUSANDS)

Net Cash Used in Operating Activities......         $ (95,134)
Net Cash Provided by Investing Activities..         $ 104,762
Net Cash Used in Financing Activities......         $  (4,579)

         The above summary of cash flows includes cash and cash equivalents and it does not include investments available for sale.

         Cash, Cash Equivalents And Investments Available For Sale: We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years with the intent to make such funds readily available for operating purposes. At September 30, 2002, cash, cash equivalents and investments available-for-sale were $56.8 million. Restricted cash amounted to $10.8 million as of September 30, 2002. The restricted cash primarily represents a commitment we made in September 2001, to pay up to $4.5 million during the period through December 31, 2002 for employee retention and incentive compensation bonuses, subject to the terms of the agreements. In addition, we committed to pay up to $7.5 million in severance payments to certain employees in the event they are terminated involuntarily, without cause or voluntarily with good cause. In November 2001, we established a trust, which was funded at a level sufficient to cover the maximum commitment for retention, incentive compensation and severance payments. For the nine months ended September 30, 2002 we paid out $2.9 million relating to these commitments.

         In October 2002, we established and funded an irrevocable grantor trust with $2.0 million, an amount sufficient to pay all severance benefit obligations pursuant to employment agreements for several of our executives and any other severance or retention agreements in effect that were not funded by the trust adopted by us in November, 2001.

         Operating Activities: We used $95.1 million in cash for operations for the nine months ended September 30, 2002. The use of cash in 2002 was primarily the result of operating expenses incurred in the on-going operation of our business, offset by cash revenues.

         Investing Activities: For the nine months ended September 30, 2002, we were provided with $104.8 million in cash from investing activities. The cash provided in 2002 primarily represents sale of investments available-for-sale to fund our operating losses and capital requirements.

         Financing Activities: For the nine months ended September 30, 2002, we used $4.6 million of cash for financing activities. The cash used in 2002 represents primarily payments on capital lease obligations.

         In October 2002, the corporate aircraft, classified as an asset held for sale, was sold to an unrelated third party for gross proceeds of $6.2 million.

EFFECTS OF NEW ACCOUNTING STANDARDS

Accounting for Goodwill and Other Intangible Assets

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). We adopted the provisions of this standard on January 1, 2002. SFAS No. 142 provides that goodwill and other acquired intangible assets with indefinite lives will no longer be amortized, but will be subject to at least an annual assessment for impairment through the application of a fair-value-based test. The adoption of SFAS No. 142 has not had a material effect on our financial results.

Accounting for Asset Retirement Obligations

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). We adopted this standard on July 30, 2002 in connection with our implementation of Fresh Start reporting. Upon adoption of SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. The adoption of SFAS No. 143 has not had a material effect on our financial results.

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

Recission of FASB Statements Nos. 4, 44, and 64, an amendment of FASB Statement No. 13, and Technical Corrections

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). This standard rescinds FASB No. 4 and an amendment to that Statement, FASB No. 64, which relates to extinguishment of debt. It rescinds FASB No. 44, which relates to certain sale-leaseback transactions. We adopted SFAS No. 145 on July 30, 2002 in connection with our implementation of Fresh Start reporting. The adoption of SFAS No. 145 has not had a material effect on our financial results.

Accounting for Costs Associated with Exit or Disposal Activities

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We adopted this standard on July 30, 2002, in connection with the implementation of Fresh Start Accounting. The adoption of SFAS No. 146 has not had a material effect on our financial results.

TRENDS/UNCERTAINTIES THAT MAY AFFECT OUR BUSINESS

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

         In spite of trends resulting from the further deterioration in the overall U.S. economy and continuing weakness in the telecom market, there exists continued growing demand for competitive telecommunications services as well as high-speed data services. We hope that, with the reduction in the number of competitors, our position in the marketplace will improve.

         We scaled back the markets we serve from early to mid 2001, to focus our resources on the markets we expect to be the most profitable. Most recently, on February 25, 2002, we announced we were ceasing operations in Charlotte, North Carolina, where we were serving approximately 500 customers. We do not currently have any plans to close any additional markets. We cannot assure you that additional market closings will not be required in the future or that such closings, if any, will result in improved operating results.

         Various long distance carriers and incumbent carriers lease loop, transport and network facilities to us. The pricing of such facilities are governed by either a tariff or an interconnection agreement. These carriers bill us for our use of such facilities. From time to time, the carriers present bills to us, which we believe to be inaccurate and which we dispute. As a result of such billing inaccuracies, we record an estimate of our liability based on our measurement of services received. We cannot assure you that our estimates will be upheld, as any disputes are resolved.

         From time to time, we have had preliminary discussions with companies who may be interested in acquiring our assets or business, in whole or in part. We intend to consider any desirable acquisition proposals that may be made in the future. However, we cannot assure investors that we will agree, or that we will not agree, to be acquired by another company.

         In connection with our emergence from Chapter 11 proceedings, we have been in the process of settling our pre-petition liabilities. While most of these pre-petition obligations have been successfully resolved, there are several on-going negotiations. If any of the open negotiations are settled at more than management's estimate, our results may be materially affected.

         Several key legal, regulatory and economic factors may affect our business over the next 12-15 months. On December 12, 2001, the FCC initiated a review of the current regulatory requirements for incumbent carriers' broadband telecommunications services. Incumbent carriers are generally treated as dominant carriers, and hence are subject to certain regulatory requirements, such as tariff filings and pricing requirements. In this proceeding, the FCC seeks to determine what regulatory safeguards and carrier obligations, if any, should apply when a carrier that is dominant in the provision of traditional local exchange and exchange access services provides broadband service. A decision by the FCC to exempt the incumbent carriers' broadband services from traditional regulation could have a significant adverse competitive impact. Also, on December 12, 2001, the FCC initiated its "triennial review" of which unbundled network elements (UNEs) the incumbent carriers are required to sell to competitive carriers such as us at forward looking or TELRIC (total element long run incremental cost) rates, which reflect efficient costs plus a reasonable profit. Competitive carriers such as us may depend upon their ability to obtain access to these UNEs in order to provision services to their customers. A decision by the FCC to exempt necessary UNEs from the current requirements could have a significant adverse competitive impact. We cannot reasonably predict the ultimate outcome of these proceedings.

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

         Under the Telecommunications Act, competitive local exchange carriers are entitled to receive reciprocal compensation from other telephone companies for delivering traffic to their customers. A dispute has existed for several years on whether this compensation applies to calls bound for Internet service provider clients of the competitive local exchange carriers. Most states have required telephone companies to pay this compensation to competitive local exchange carriers. In April 2001, however, the FCC adopted new rules limiting the right of competitive local exchange carriers to collect compensation on calls that terminate to Internet service providers, and preempting inconsistent state rules. Under the new rules, which took effect on June 14, 2001, the amount of compensation payable on calls to Internet service providers was limited to $.0015 per minute for the first six months after the rules took effect, $.0010 per minute for the next eighteen months, and $.0007 per minute thereafter. In addition, the overall amount of compensation payable in each state is limited based upon the number of minutes of Internet traffic terminated in the first quarter of 2001. The FCC rules permit carriers to continue collecting the existing higher rates on calls that terminate to customers who are not Internet service providers. Any traffic exchanged between carriers that exceeds a three to one ratio of terminating to originating minutes is presumed to be Internet calls, although a carrier may attempt to rebut this presumption and claim a different level of Internet traffic.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

         Our 13% Senior Notes due 2004 (the "2004 Notes") bear fixed interest rates. However, the fair market value of this debt is sensitive to changes in prevailing interest rates. We run the risk that market rates will decline and the required payments will exceed those based on the current market rate. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. Based upon quoted market prices, the fair value of our 2004 Notes outstanding is approximately $20.4 million at September 30, 2002 as compared to a carrying value of $50.9 million. A hypothetical 1% decrease in interest rates would increase the fair value of our long-term debt by $0.6 million.

         The remainder of our long-term debt consists primarily of variable rate debt with carrying amounts that approximate their fair values.

ITEM 4. Controls and Procedures

(a)      Evaluation of disclosure controls and procedures. Our principal
         -------------------------------------------------
         executive officer and our principal financial officer, after evaluating the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 6, 2002, have concluded that, as of such date, the our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)      Changes in internal controls. There were no significant changes in our
         -----------------------------
         internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

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

         -        collocation costs and procedures; and

         - win back programs based on discriminatory marketing and predatory pricing.

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

ITEM 2. Changes in Securities and Use of Proceeds

         As of July 30, 2002, all of our outstanding 2010 Notes, Series C Preferred Stock, Series D Preferred Stock and old Common Stock were cancelled and approximately 65,000,000 shares of our New Common Stock were issued in exchange. See Note 6 to the Consolidated Financial Statements for a more complete description of the exchange. We did not receive any proceeds from the issuance. No underwriter was involved in these transactions and no commissions were paid with respect to the issuance of such securities. These issuances of securities were made in reliance on the exemption from registration provided by
Section 3(a) (7) of the Securities Act of 1933.

ITEM 5. Other Information

Changes in Board of Directors

         Effective as of July 30, 2002, our board of directors consists of six members. Among them, Rolla P. Huff is our Chief Executive Officer; Joseph M. Wetzel is our President and Chief Operating Officer and has been designated by us to serve on our board of directors; and Robert M. Pomeroy, Michael E. Cahr, Richard L. Shorten, Jr. and Michael M. Earley are the designees of the 2010 Noteholders (the "2010 Noteholder Designees"). The Final Plan provides that the 2010 Noteholder Designees will serve for a term of two years during which they cannot be removed without cause. Thereafter, our board of directors will be elected in accordance with our certificate of incorporation and by-laws, as amended and restated, and applicable law. Effective September 2002, S. Gregory Clevenger, our Executive Vice President and Chief Financial Officer, was added as a seventh member of our board of directors, filling a vacancy on the Board.

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

                     4.1 See the Second Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 and the Amended and Restated By-laws filed as Exhibit 3.3.

                     4.2 Indenture dated as of September 29, 1997, between the Company and Marine Midland Bank, as
                             Trustee. (3)

                     4.3 Form of Note for the Company's registered 13% Senior Secured Notes due 2004. (3)

                     4.4 Form of New Key Employee Option Plan adopted by Mpower Holding Corporation. (2)

                     4.5 Form of Registration Rights Agreement, to be entered into by Mpower Holding Corporation pursuant to the Final Plan. (2)

                    10.1 Employment Agreement dated September 18, 2002 between Mpower Communications Corp. and Russell I. Zuckerman.

                    10.2 Amendment to Employment/Stock Repurchase Agreement dated September 20, 2002 between Mpower Communications Corp. and Rolla P. Huff.

                    10.3 Amendment to Employment Agreement dated September 18, 2002 between Mpower Communications Corp. and Joseph M. Wetzel.

                    10.4 Amendment to Employment Agreement dated September 20, 2002 between Mpower Communications Corp. and S. Gregory Clevenger.

                    99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

                    99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1) Incorporated by reference to the Company's Current Report on Form 8-K S-4 (file No. 33339884-01) filed with the Commission on
         July 30, 2002.

(2) Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission of July 30, 2002.

(3) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-38875) filed with the Commission on October 28, 1997, and amendments thereto.

         (b) The registrant filed the following reports on Form 8-K during the quarter ended September 30, 2002:

(1) On July 30, 2002, the Company filed Form 8-K to report on certain items relating to the confirmation of the plan of reorganization and also to report on changes in certifying accountant.

(2) On August 7, 2002, the Company filed Form 8-K/A, which is Amendment No. 1 to Form 8-K previously filed on July 30, 2002, to clarify the ending dates of certain periods stated in Item 4 pertaining to changes in certifying accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MPOWER HOLDING CORPORATION

Date: November 14, 2002             /s/  ROLLA P. HUFF
                                    -------------------------------------------
                                    Rolla P. Huff
                                    Chief Executive Officer and Chairman of the
                                    Board

Date: November 14, 2002             /s/  S. GREGORY CLEVENGER
                                    -------------------------------------------
                                    S. Gregory Clevenger
                                    Executive Vice President, Chief Financial
                                    Officer

CERTIFICATIONS

I, Rolla P. Huff, certify that:

1. I have reviewed this quarterly report of Form 10-Q of Mpower Holding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation on internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                          By: /s/ Rolla P. Huff
                                                     -----------------
                                                     Rolla P. Huff
                                                     Principal Executive Officer

CERTIFICATIONS

I, S. Gregory Clevenger, certify that:

1. I have reviewed this quarterly report of Form 10-Q of Mpower Holding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation on internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                          By: /s/ S. Gregory Clevenger
                                                     ------------------------
                                                     S. Gregory Clevenger
                                                     Principal Financial Officer