Form 10-K
period 2002-12-31
MPOWER HOLDING CORP
filed 2003-03-28
CIK 1117042

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                                   (MARK ONE)

            [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER 33339884-01

                                 ---------------

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

                                 (585) 218-6550
              (Registrant's telephone number, including area code)

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

                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      As of June 28, 2002, the aggregate market value of common stock held by non-affiliates of the registrant, based on the last sale price of such stock in the NASD Over the Counter Bulletin Board on June 28, 2002, was approximately $1.5 million.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

      As of March 21, 2003, the registrant had 64,999,025 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                      Exhibit Index is located on page 57.

================================================================================

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

      We are a competitive local exchange carrier ("CLEC") offering local dial-tone, long distance, high-speed Internet access via dedicated Symmetrical Digital Subscriber Line ("SDSL") technology, voice over SDSL ("VoSDSL"), Trunk Level 1 ("T1"), Integrated T1 and Data-only T1 as well as other voice and data features. Our services are offered primarily to small and medium-sized business customers through our wholly owned subsidiary, Mpower Communications Corp. ("Communications") in Los Angeles, San Diego, Las Vegas, Northern California and Chicago. We currently have approximately 45,000 business customers and approximately 25,000 residential customers (primarily in the Las Vegas market). We also bill a number of major carrier customers for the costs of originating and terminating traffic on the Mpower network. We currently acquire approximately 90% of our new sales through our direct sales force, with the remainder acquired through agent relationships.

FINANCIAL HISTORY

      In May 1998, we completed our initial public offering of common stock, raising net proceeds of $63.0 million. From May 1999 to March 2000, we raised over $900 million of additional funds through debt and equity issuances to pursue an aggressive business plan to rapidly expand our network utilizing low-cost, facilities-based "soft-switch" voice switching technology and integrated voice and high-speed data over a single DSL loop ("VoDSL"). As we were building out our new markets throughout 2000, our vendors continued to delay the commercial release of soft-switch technology and the local exchange carriers ("LECs") were experiencing difficulty in providing high-quality DSL loops to us over which we had planned to provide our low-cost VoDSL service to our target customers. To address these impediments to our business plan, we shifted our strategy and began deploying higher-cost Class 5 circuit switching technology in each of our markets (the same as used by Verizon, SBC, and other major telecommunication companies) and began deploying digital loop carriers in each collocation site. This change to our business plan required significantly higher up-front capital expenditures in each market as well as lower recurring margins. At the same time, the capital markets became virtually inaccessible to early stage communications ventures. Consequently, in September 2000, we commenced what has become a 30-month process to restructure our business, both operationally and financially.

- From September 2000 through May 2001, we significantly scaled back our operations, canceling more than 500 existing collocations, and canceling plans to enter the Northeast and Northwest Regions (representing more than 350 collocations).

- From February 2002 through July 2002, we undertook a comprehensive recapitalization through a Chapter 11 bankruptcy plan that eliminated $593.9 million in carrying value of debt settled and preferred stock (as well as $65.3 million of associated annual interest and dividend costs) in exchange for cash and the substantial majority of our common stock.

- From November 2002 to January 2003, we eliminated the remaining $51.3 million of carrying value of our debt for cash payments, which released the only security interest in the vast majority of our network assets, giving us the ability to pursue alternative financing and strategic transactions.

- In January 2003, we announced we had reached an agreement with RFC Capital Corporation, a wholly owned subsidiary of Textron Financial Corporation, for a three-year funding facility of up to $7.5 million, secured only by certain of our receivables.

- In January 2003, we announced a series of strategic transactions to further strengthen us financially and focus our operations on our California, Nevada and Illinois markets. Those transactions will bring geographic concentration to our business by selling our customers and assets in Florida, Georgia, Ohio, Michigan and Texas to other service providers (the "Asset Sales"). The Asset Sales for customers and assets in Ohio and Michigan were completed on March 18, 2003 and Texas on March 27, 2003. Completion of the remaining Asset Sales are subject to a number of closing conditions and contingencies. When consummated, the Asset Sales are expected to generate net proceeds to us of approximately $17.0 million to $20.0 million over the next few months.

EMERGENCE FROM CHAPTER 11 PROCEEDINGS

      On July 30, 2002, we and our subsidiary Communications, formally emerged from Chapter 11 as our recapitalization plan (the "Plan") became effective. Also on July 30, 2002, the Bankruptcy Court dismissed the Chapter 11 case of Mpower Lease Corp., a subsidiary of Communications. See Note 2 in the Notes to the Consolidated Financial Statements for a summary of the material features of the Plan.

      As of July 30, 2002, we implemented fresh-start accounting under the provisions of Statement of Position ("SOP") 90-7. Under SOP 90-7, our reorganization fair value was allocated to our assets and liabilities, our accumulated deficit was eliminated, and our new equity was issued according to the Plan as if we were a new reporting entity. In conformity with fresh-start accounting principles, Predecessor Mpower Holding recorded a $244.7 million reorganization charge to adjust the historical carrying value of our assets and liabilities to fair market value reflecting the allocation of our $87.3 million estimated reorganized equity value as of July 30, 2002. We also recorded a $315.3 million gain on the cancellation of debt on July 30, 2002 pursuant to the Plan. As a result, our net operating loss carryforwards, which were subject to annual use limitations before the reorganization, may be significantly reduced.

      As a result of our reorganization, the financial statements published by us for the periods following the effectiveness of the Plan will not be comparable to those published before the effectiveness of the Plan.

RESHAPING MPOWER

      Our scaling back of operations from September 2000 through May 2001, canceling more than 500 existing collocations and canceling plans to enter the Northeast and Northwest regions followed by emergence from Chapter 11 and the recapitalization of our balance sheet were significant steps in a sequential process to reshape our company. Through the pre-negotiated Chapter 11 proceeding, we eliminated $593.9 million in carrying value of long-term debt settled and preferred stock in exchange for $19.0 million in cash and substantially all of the common stock of our reorganized company. This process reduced our debt by roughly 95%. In November 2002, we repurchased $49.2 million in carrying value of our 2004 Notes settled for $14.2 million in cash. In January 2003, we repurchased the remaining $2.1 million in carrying value of our 2004 Notes for $2.2 million in cash. This transaction will remove the vast majority of liens on our network equipment effective on or about April 3, 2003 and make us completely long-term debt free.

      With our long-term debt eliminated, the second step in the process of reshaping our company was to significantly bring down our cash burn rate. We first began to see cash conservation as a priority in September 2000 when we pulled back on our network expansion plans. Since that time, we have continued to scale back our market footprint and have made significant operational improvements which resulted in efficiencies including reduced headcount and lower SG&A and capital expenditures. In early January 2003, we announced the sale of our markets in Florida, Georgia, Ohio, Michigan and Texas. The sales of Ohio and Michigan were completed on March 18, 2003 and Texas on March 27, 2003. The remaining Asset Sales are anticipated to be completed by the end of April 2003 and are expected to accomplish three things: significantly reduce our cash burn; bring additional cash through the sale of the markets; and result in geographic concentration for the rest of our business.

      The final step in reshaping our company is scaling the business for future growth, which is intended to be our focus in 2003. As a primarily west-coast based company, we intend to concentrate on being a significant presence and fierce competitor in the telecommunications marketplace serving small and medium-sized business customers in our California, Nevada and Illinois markets. We will explore opportunities to add revenue streams to our existing network through transactions that are accretive to shareholder value and we will continue to invest in the success of the company by adding capacity on our network to meet the demand for our services.

COMPANY OVERVIEW

      We provide integrated voice and high-speed data services to small and medium-sized business customers in five markets throughout California (Los Angeles, San Diego and Northern California) and in Nevada (Las Vegas only) and Illinois (Chicago only). Our network consists of 294 incumbent carrier central office collocation sites providing us access to nearly 5.3 million addressable business lines. Substantially all of our central office collocation sites are SDSL capable and 196 are T1 capable. We have established working relationships with Verizon, Sprint, and Southwestern Bell Corporation (including its operating subsidiaries PacBell and Ameritech, collectively referred to as "SBC"). We have over 260,000 lines in service.

      We were one of the first competitive communications carriers to implement a facilities-based network strategy. As a result, we own the network switches that control how voice and data communications originate and terminate, and we lease the telephone lines or transport systems, over which the voice and data traffic are transmitted. We install our network equipment at collocation sites of the incumbent carriers from whom we lease standard telephone lines. As we have already invested and built our network, we believe our strategy has allowed us to establish and sustain service in our markets at a comparatively low cost while maintaining control of the access to our customers.

      Our business is to deliver integrated voice and broadband data solutions. Specifically, we provide small and medium-sized business customers with a full suite of communications services and features integrated on one bill with the convenience of a single source provider. We have a total of approximately 45,000 business customers in Los Angeles, San Diego, Las Vegas, Northern

California and Chicago, providing them local voice telephone service and broadband Internet via SDSL and T1. By leveraging our existing equipment, interconnection agreements with incumbent carriers and network capabilities, we are able to offer fully integrated and channelized voice and data products over a T1 connection. To serve the largest portion of our target audience, our combined voice and data network allows us to deliver services in several combinations over the most favorable technology: basic phone service on the traditional phone network, SDSL service, integrated T1 voice and data service, or data-only T1 connectivity.

      We also generate revenue from a number of major carrier customers for the costs of terminating traffic on our network.

      We currently acquire approximately 90% of our new sales through our direct sales force, with the remainder being acquired through agent relationships.

      Our highest margin opportunities come from sales of our integrated T1 product, which leverages the full capability of our network.

MARKET OPPORTUNITY

      We believe we have a significant market opportunity as a result of the following factors:

IMPACT OF THE TELECOMMUNICATIONS ACT OF 1996

      The Telecommunications Act of 1996 allows competitive carriers to use the existing infrastructure established by incumbent carriers, as opposed to building a competing infrastructure at significant cost. The Telecommunications Act requires all incumbent carriers to allow competitive carriers to collocate their equipment in the incumbent carrier's central offices. This enables competitive carriers to access customers through existing telephone line connections. The Telecommunications Act created an incentive for incumbent carriers that were formerly part of the Bell system to cooperate with competitive carriers by precluding each of these incumbent carriers from providing long distance service in its region until regulators determine there is a significant level of competition in the incumbent carriers' local market. See "Government Regulations."

NEEDS OF SMALL AND MEDIUM SIZE BUSINESSES FOR INTEGRATED COMMUNICATIONS
SOLUTIONS

      Small and medium-sized businesses have few cost-effective alternatives for traditional telecommunication services or for Internet access. These businesses must often contend with productivity limitations associated with slow transmission speeds from dial-up services. In addition, to meet their communications needs, small and medium-sized businesses are subject to the cost and complexity of using multiple service providers: local dial-tone providers, long distance carriers, Internet service providers and equipment integrators. We believe these businesses can benefit significantly from an integrated cost-effective communications solution delivered by a single provider.

GROWING MARKET DEMAND FOR HIGH-SPEED DATA SERVICES

      The rise of the Internet as a commercial medium as well as a necessary business tool, has driven the demand for high-speed data services. Businesses are increasingly establishing Web sites and corporate intranets and extranets to expand their customer reach and improve their communications efficiency. To remain competitive, small and medium-sized businesses increasingly need high-speed data and Internet connections to access critical business information and communicate more effectively with employees, customers, vendors and business partners.

SHRINKING COMPETITIVE LANDSCAPE

      The shake out in the telecommunications industry in recent years has significantly reduced the number of competitive local exchange carriers and other DSL providers in the marketplace. Many companies in the competitive communications industry have succumbed to heavy debt loads and burdensome interest payments without the revenue streams to compensate, and therefore have not been able to sustain their business model. As a result, fewer competitors are vying for the same customers.

THE MPOWER SOLUTION

      We believe that we offer an attractive communications solution to small and medium-sized business customers. In developing our solution, we have attempted to include elements intended to create customer loyalty. Key aspects of our solution include:

      Integrated Communications Solutions. We offer cost-effective, comprehensive and flexible communications solutions. Our customers have the convenience of a single point of contact for a complete package of services, eliminating the need to manage multiple vendors.

      Dedicated Support. Our account managers personally call on the small and medium-sized businesses. This is in contrast to many other communications companies which primarily telemarket to these businesses.

      Service Reliability. Our network is designed to mirror the reliability of the incumbent carriers. In addition, we believe we are able to offer our customers a high degree of service reliability through efficient, timely provisioning of lines due to our mature relationships with the incumbent carriers.

BUSINESS STRATEGY

      Targeting Small and Medium-Sized Businesses. Based on telephone lines in service, we believe the small and medium-sized business customer base is a large and rapidly growing segment of the communications market. We target suburban areas of large metropolitan markets because these areas have high concentrations of small and medium-sized businesses. In addition to being densely clustered in the urban and suburban areas we serve, business customers generate approximately 60% of all local telephone service revenues. By providing a package of voice and data services and focusing on small and medium-sized business sales, we believe we will gain a competitive advantage over the incumbent carrier, our primary competitor for these customers.

      Products and Services. We focus on offering bundled communications packages to our small and medium-sized business customers. These services include integrated T1 services, as well as traditional voice and data services (see Products & Services below).

      Increase Market Share and Profitable Revenue. We plan to continue to aggressively sell into our existing network footprint and target those customers with the products which we believe will generate the highest margin revenue streams and maximize network efficiencies. Focusing on providing integrated solutions, feature rich lines, and a minimum size for voice only orders should further increase the quality of our revenue streams. We expect that the majority of network expansion will be centered around augmentation of our existing network to further enhance our product portfolio and service delivery capabilities.

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

      Capital Efficient Network. We were one of the first competitive local exchange carriers to implement a facilities-based network strategy of purchasing and installing switches, collocating in the central offices of the incumbent carrier and leasing local telephone lines, referred to as a "smart build" strategy. This network footprint is complete and operational. We have installed SDSL technology across our existing network, and have T1 technology in the majority of our network collocations.

      Optimize Current Network Infrastructure. The footprint of our facilities-based network is completely built out and operational. All of our traffic and revenue is on-switch and on-collocation, allowing us better control over our costs. Our strategy going forward is to maximize the investment in this infrastructure and increase market share in the areas we serve. Our network is designed with technological flexibility that allows us to deliver our product set in the most efficient manner regardless of the physical plant quality of the incumbent carrier's network.

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

      Quality Customer Service. We believe providing quality customer service is essential to offering a superior product to our customers and creating customer loyalty. We operate one main call center that handles general billing, customer care and related issues for all of our customers. Our call center is focused on first call resolution, which involves an enhanced automated call distribution system that directs callers into the customer service center based on the type of question they have, and specially trained agents with the tools to resolve customer issues. In addition, service delivery representatives are in contact with our customers during the process of service conversion. Our service representatives use our operations support system to gain immediate access to our customers' data, enabling quick responses to customer requests and needs at any time. This system also allows us to present our customers with one fully integrated monthly billing statement for all communication services.

PRODUCTS & SERVICES

      As an integrated service provider, we offer a variety of voice and data services that come as a bundled solution, or can be conveniently packaged or purchased as stand-alone products.

-     MpowerOffice integrates both voice and data services across a single pipe
      - a T1 circuit. MpowerOffice delivers Internet access, local and long distance voice service, and the most highly used local voice features and Internet applications.

- MpowerConnect provides customers Internet access using a T1 circuit. Customers may choose between three data speeds, and have all the basic services needed to connect their office with T1 speeds to the Internet.

- Mpower's DSL Data-only solution provides customers an SDSL-based connection to the Internet. Service includes several features such as web hosting and custom email.

- Data Features - We offer a variety of data features including Web hosting, email, DNS hosting and Subnets.

- MpowerTrunks provides customers a group of 24 trunks across our T1 service.

- We offer POTS lines to customers as a stand-alone service for local calling and for access to long distance service. "POTS" stands for Plain Old Telephone Service, and is used to describe an analog voice line that is connected to the telephone switched network for local and long-distance calling capability.

- Centrex is a set of services that enables our voice customers to get many of the same features and resources they would get if they had a PBX phone system.

- Voice Features - We offer domestic long distance flat rate calling plans, in addition to the most popular telephone features including Caller ID, Call Transfer, 3-Way Calling, Call Forwarding and Remote Access to Call Forwarding.

MARKETS

      We have redefined the remaining 12 markets in our footprint as five markets: Los Angeles, San Diego, Northern California, Las Vegas and Chicago.

      As of March 2003, we operate our five markets in three states and have 294 incumbent carrier central office collocation sites providing access to an estimated 5.3 million addressable business lines.

      The table below shows the distribution of our central office collocation sites within these markets.

                                                                      ADDRESSABLE
                                                      NUMBER OF      LINES WITHIN
       MARKET                                       COLLOCATIONS     TARGET MARKET
Los Angeles ............................                 142           2,500,000
San Diego ..............................                  28             500,000
Northern California ....................                  40             725,000
Las Vegas ..............................                  18             175,000
Chicago ................................                  66           1,400,000
                                                    ------------     -----------
Totals .................................                 294           5,300,000
                                                    ============     ===========

      In January 2003, we took steps to achieve geographic concentration by entering into agreements to sell our markets in Florida, Georgia, Ohio, Michigan and Texas to other telecommunications providers. The sales of Ohio and Michigan were completed on March 18, 2003 and Texas on March 27, 2003. The remaining Asset Sales are anticipated to be completed by the end of April 2003. Our focus is now primarily the west coast and our efforts are directed toward building market share within our existing service territory. We believe there is significant scaling potential within our existing market footprint, given our past success in market penetration in our base of original markets. In addition, our robust network backbone is scalable and can provide reliability and service quality across our collocation footprint, while affording us the benefit of spreading the fixed costs across our markets.

SALES AND MARKETING

      We take a "feet-on-the-street" approach to both sales and marketing. As of March 21, 2003, we employed approximately 150 quota-carrying sales personnel and an additional approximately 50 sales support personnel. Approximately 90% of our new sales are acquired through our direct sales force. Our dedicated account managers personally meet with customers to determine the best communications solution for them. As a result, much of our business comes through referrals and networking. Our highly focused relationship-building approach seeks to generate well-managed, profitable growth through increased market share with minimal customer turnover. Our sales organization is divided into teams within markets. Each market has a sales director who oversees the team sales managers. The directors report to our President of sales. Our direct sales efforts are complimented by our telemarketing and agent channels, which also target the small and medium-sized business customer.

      Our sales representatives are supported by sales coordinators, customer account managers and service delivery personnel. These support personnel function as the liaison between the small business customer and our operational personnel to effect a coordinated transfer of service from the incumbent carrier's network to our network. Field technicians are responsible for the installation of customer premise equipment, if required.

NETWORK ARCHITECTURE AND TECHNOLOGY

      We were one of the first competitive communications carriers to implement a facilities-based network strategy. As a result, we own the network switches that control how voice and data transmissions originate and terminate, and we lease from the incumbent local carrier (primarily SBC) only the telephone lines over which the voice and data traffic are transmitted. Because we have already invested and built our network, we are able to serve a broad geographic area at a comparatively low cost while maintaining control of the access to our customers. By comparison, many CLECs do not control their own facilities and, therefore, are much more dependent upon the local Bell companies and the federal and state regulatory environment in order to ensure the viability of their business plans.

      We have implemented a strategy enabling us to own the hardware that routes voice calls and data traffic, which we refer to as "switches", while leasing the telephone lines and cable over which the voice calls and data traffic are actually transmitted, which we refer to as "transport". We use three basic types of transport to transmit voice calls and data traffic. First, we lease the standard telephone line from the incumbent carrier. This allows us to move voice calls and data traffic from a customer's location to the nearest central office owned by the incumbent carrier. Inside these central offices, we have equipment that allows us to deliver the services we sell to our customers. Second, we lease network capacity from other communications companies, which connects the equipment we installed in the central office of the incumbent carrier to our switches. Third, we lease additional network capacity from other communications companies, which connect our switches to each other and allow us to complete our customers' long distance calls to national and international destinations. We believe this network strategy provides us an efficient capital deployment plan, which should allow us to achieve an attractive return on our invested capital.

      We believe that leasing the standard telephone line from the incumbent carrier's central office to the end-user provides a cost-efficient solution for gaining control of access to our customers. Leasing costs are not incurred until we have acquired a customer and revenue can be generated. It is our experience that the network required to connect our collocation equipment located at an incumbent carrier's central office to our switching hardware and the network required to connect our customers' voice calls and data traffic to the Internet and other telephones is available at reasonable prices in all of our current markets. Because the network connection required to transport voice calls and data traffic has become a readily available service from numerous other communications companies, we focused our efforts on owning and installing the hardware that determines where to route voice calls and data traffic and on selling and delivering our services to our customers.

      We have seven operational voice switches. All of our current voice switches are DMS-500 switches manufactured by Nortel Networks. These switches offer a flexible and cost efficient way for us to provide local and long distance services to our customers.

      Once we install equipment in the collocation sites we rent from the incumbent carrier, we initiate service to a customer by arranging for the incumbent carrier to physically disconnect a standard telephone line from their equipment and reconnect the same standard telephone line to our equipment. When the standard telephone line has been connected to our equipment, we have direct access to the customer and can deliver our voice and data services. Any future changes the customer wishes to make, such as purchasing more services from us, are under our direct control.

      We have installed our equipment in 294 collocation sites as of March 21, 2003. We believe this network allows us to sell our services to an estimated universe of small and medium-sized business customers which utilize approximately 5.3 million lines. Our seven host switching sites are connected to each other by fiber, which allows us to transmit data traffic using asynchronous transfer mode (ATM) technology. Asynchronous transfer mode technology allows both voice calls and data traffic to be transported in digital form over a single cable connection at high speeds and reasonable costs. By deploying SDSL and T1 technology into our network, we are now able to transport both voice calls and data traffic in digital form on a single telephone line from a customer's location to one of our switches.

      Using SDSL technology, we can increase the amount of information we carry on a standard telephone line, which we refer to as bandwidth, to more than 1.5 million bits per second or "Mbps". This bandwidth is the equivalent of 24 regular voice telephone lines. Our SDSL equipment is programmed to allocate the available bandwidth. For example, voice calls are carried at 64 thousand bits per second or "Kbps"; if a customer has eight phone lines and all are in use at the same time, then 512 Kbps (eight phone lines multiplied by 64 Kbps each) of the total 1.5 Mbps are allocated for the voice calls. The remaining bandwidth, 1024 Kbps, is available to carry the data traffic.

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

T1 TECHNOLOGY

      With 4-wire T1 technology we reduce the impact of distance limitations and service quality sometimes associated with SDSL. A T1 will consistently offer 1.5 million Mbps data speed. With this technology, we now have an alternative to SDSL when network restrictions will not facilitate SDSL usage. Our T1 product offerings provide customers a choice between integrated service, data-only service and trunks. All use the same underlying transport and equipment technology.

      "Integrated" service refers to the combination of both traditional voice services such as local and long distance service, and high speed Internet connectivity. It refers to a product that offers both elements, voice and data, across a single cable. Hardware specifically designed to manage these various types of traffic is needed at both the customer premise and within our network. This product will allocate unused bandwidth from on-hook telephone lines to the usable data bandwidth. For example: A customer purchases a package of 16 voice lines and 1 Mbps of data bandwidth. When the customer is not using any of his voice lines, he will get the full 1.5 Mbps for data. However, if he is using all his voice lines only 1 Mbps will be available for data.

      The "data-only" product provides a more robust and higher bandwidth data offering that routes Internet traffic directly to the Internet backbone. Here a customer will not receive any voice lines, but likewise there will be no voice lines to limit bandwidth. Even though no voice lines come with the package, the same customer premise device is used in order to maintain a consistency of equipment in our network.

CUSTOMER PREMISE EQUIPMENT (CPE)

      We use two basic types of equipment at the customer premise. One is called a "modem" and the other an Integrated Access Device ("IAD"). A modem is used for an SDSL data-only connection. Here, no voice ports are needed and therefore the modem is adequate to support the SDSL connection. The modem communicates with our collocation via a DSL link and the customer's network via an Ethernet link. The IAD is used for SDSL integrated access, T1 integrated access and T1 Data Only. Within our network on the Wide Area Network (WAN), the IAD has a built-in modem which communicates with the SDSL and/or T1 link. From the customers' perspective, the IAD appears as regular phone service for the voice channels, and an Ethernet port for data traffic. An IAD is also used for the Data-Only T1 product to reduce the number of devices used at the customer premise.

INTERCONNECTION AGREEMENTS AND COMPETITIVE CARRIER CERTIFICATIONS

      We have interconnection agreements for all of the markets in which we currently operate. These agreements are with Sprint in Nevada, Verizon for parts of California, and SBC (through one of its operating subsidiaries) also in California and Illinois. We are certified as a competitive carrier in all of our existing markets.

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

- Coordination of Service Provisioning. We coordinate service installation with our customers and the incumbent carriers to ensure a smooth transition of services from the incumbent carrier to us.

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

      Our charges for interstate access services, which includes the use of our local facilities by other carriers to originate and terminate interstate calls, remain governed by tariffs. In April 2001, the FCC adopted new rules that limit our rates for these services. Under these rules, which took effect on June 20, 2001, competitive carriers were required to reduce their switched access charges to rates no higher than 2.5 cents per minute. After one year (effective June
2002), the rate ceiling was reduced to 1.8 cents and after two years (effective June 2003) to 1.2 cents per minute. After three years (effective June 2004), all competitive carriers will be required to charge rates no higher than the incumbent telephone company.

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

      The requirement that incumbent carriers unbundle their network elements has been implemented through rules adopted by the FCC. In January 1999, the United States Supreme Court confirmed the FCC's broad authority to issue these rules, but vacated a particular rule that defined the network elements the incumbent carriers must offer. In a November 1999 order, the FCC reaffirmed that incumbent carriers must provide unbundled access to a minimum of six network elements including local loop and transport facilities (the elements in primary use by us). In December 2001, the FCC initiated a review of the network element unbundling rules, and requested comments on whether to expand, reduce or change the list of required elements. We anticipate that the proceeding will be concluded during early 2003. Also, in February 2002, the FCC requested comments on a number of issues relating to regulation of broadband Internet access services offered over telephone company facilities, including whether the incumbent carriers should continue to be required to offer the elements of these services on an unbundled basis. Any change in the existing rules that would reduce the obligation of incumbent carriers to offer network elements to us on an unbundled basis could adversely affect our business plan.

      In May 2002, the prices that incumbent carriers may charge for access to these network elements was determined by the Supreme Court, which affirmed that incumbent carriers are required to price these network elements based on the efficient replacement cost of existing technology, as the FCC methodology now requires, rather than on their historical costs. The Court also determined that the FCC may require incumbent carriers to combine certain previously uncombined elements at the request of a competitive carrier.

      In November 2001, the FCC initiated two rulemaking proceedings to establish a core set of national performance measurements and standards for evaluating an incumbent carrier's performance in provisioning wholesale facilities and services to competitors. It sought comment on a set of specific performance measurements and on related issues of implementation, reporting requirements, and enforcement mechanisms. We cannot predict the ultimate outcome of these proceedings.

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

      Verizon has obtained authority to provide interLATA long distance services in substantially all of its operating areas and SBC has obtained authority to provide interLATA long distance services in approximately half of its operating areas. During 2003, the regional Bell operating companies are likely to complete this process and be authorized to compete throughout their operating areas with packages of bundled services, or "one stop shopping." With the completion of this process, incentives for incumbent carriers to improve service to competitive carriers like us in order to obtain interLATA long distance authority will be virtually eliminated while at the same time, the regional Bell operating companies will be in a position to become more efficient and attractive competitors.

      In December 2001, the FCC initiated a review of the current regulatory requirements for incumbent carriers' broadband telecommunications services. Incumbent carriers are generally treated as dominant carriers, and hence are subject to certain regulatory requirements, such as tariff filings and pricing requirements. In this proceeding, the FCC seeks to determine what regulatory safeguards and carrier obligations, if any, should apply when a carrier that is dominant in the provision of traditional local exchange and exchange access services provides broadband service. A decision by the FCC to exempt the incumbent carriers' broadband services from traditional regulation could have a significant adverse competitive impact.

      Also in December 2001, the FCC initiated its "triennial review" of which unbundled network elements or UNEs the incumbent carriers are required to sell to competitive carriers such as us at forward looking or TELRIC (total element long run incremental cost) rates, which reflect efficient costs plus a reasonable profit. Competitive carriers such as us may depend upon their ability to obtain access to these UNEs in order to provision services to their customers. On February 20, 2003, the FCC announced its decision on the "triennial review" of UNEs. Although the Order has not yet been released, the FCC announced that it generally would de-regulate access to the incumbent carriers' fiber/broadband network but would continue to require that incumbents provide access to their copper network and to DS-1 and DS-3 loops and transport. We primarily buy access to the incumbents' copper network and to DS-1s/T-1s. The "triennial review" decision is complex and when issued, it is likely to be litigated. It will have a significant impact on telecommunications competition, but it is not possible at this time to predict the full extent of its impact upon us or our competition. A modification of the decision by the FCC or the courts could result in an order that could have a significant adverse competitive impact.

      In several orders adopted in recent years, the FCC has made major changes in the structure of the access charges incumbent carriers impose for the use of their facilities to originate or complete interstate and international calls. Under the FCC's plan, per-minute access charges have been significantly reduced, and replaced in part with higher monthly fees to end-users and in part with a new interstate universal service support system. Under this plan, the largest incumbent carriers are required to reduce their average access charge to $0.0055 per minute over a period of time, and some of these carriers have already reduced their charges to the target level.

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

      In May 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy program. This order established new subsidies for telecommunications and information services provided to qualifying schools, libraries and rural health providers. The FCC also expanded federal subsidies for local dial-tone services provided to low-income consumers. Providers of interstate telecommunications service, including us, must contribute to these subsidies. In later years, the FCC created additional subsidies that primarily benefit incumbent telephone companies. On a quarterly basis, the FCC announces the contribution factor proposed for the next quarter. For the first quarter of the year 2003, the contribution factor is $0.072805 of a provider's interstate and international revenue for the third quarter of 2002. We intend to recover our share of these costs through charges assessed directly to our customers and participation in federally subsidized programs. The FCC is considering proposals to change the way contributions are assessed, but we cannot predict when or whether the FCC will act on these proposals.

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

STATE REGULATION

      To provide services within a state, we generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. We have satisfied state requirements to provide local and intrastate long distance services in the states in which we currently operate.

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

COMPETITION

      The communications industry is highly competitive. We believe the principal competitive factors affecting our business will be:

      -     pricing levels and policies

      -     transmission speed

      -     customer service

      -     breadth of service availability

      -     network security

      -     ease of access and use

      -     bundled service offerings

      -     brand recognition

      -     operating experience

      -     capital availability

      -     exclusive contracts

      -     accurate billing

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

      A continuing trend toward consolidation of communications companies and the formation of strategic alliances within the communications industry, as well as the development of new technologies, could give rise to significant new competitors which could put us at a competitive disadvantage.

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

      Incumbent carriers also have long-standing relationships with regulatory authorities at the federal and state levels. While regulatory initiatives which allow competitive carriers to interconnect with incumbent carrier facilities provide increased business opportunities for us, interconnection opportunities have been and likely will continue to be accompanied by increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent carriers. If the incumbent carriers are allowed by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to their networks, our operating margins could be materially adversely affected. Future regulatory decisions which give the incumbent carriers increased pricing flexibility or other regulatory relief could have a material adverse effect on us.

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

      The Telecommunications Act radically altered the market opportunity for competitive carriers. Many existing competitive carriers which entered the market before 1996 had to build a fiber infrastructure before offering services. With the Telecommunications Act requiring unbundling of the incumbent carrier networks, competitive carriers are now able to enter the market more rapidly by installing switches and leasing standard telephone lines and cable or by means of a type of resale known as an unbundled network element platform or UNE-P.

      A number of competitive carriers have entered or announced their intention to enter one or more of our markets. We believe that not all competitive carriers, however, are pursuing the same target customers we pursue. We intend to keep our prices at competitive levels while providing, in our opinion, a higher level of service and responsiveness to our customers. Innovative packaging and pricing of basic telephone services are expected to provide competitive differentiation for us in each of our markets.

LONG DISTANCE SERVICES

      The long distance services industry is very competitive and many long distance providers experience a high average turnover rate as customers frequently change long distance providers in response to offerings of lower rates or promotional incentives by competitors. Prices in the long distance market have declined significantly in recent years. We expect to face increasing competition from companies offering long distance data and voice services over the Internet. Companies offering these services over the Internet could enjoy a significant cost advantage because they do not currently pay common carrier access charges or universal service fees.

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

      - Newer Long Distance Carriers. Numerous long distance carriers are managing high-speed networks nationwide, with direct sales forces, and are partnering with Internet service providers to offer services directly to business customers. They could extend their existing networks and offer high-speed services using DSL, either alone or in partnership with others.

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

      - Internet Service Providers. Internet service providers offer Internet portal services which compete with our service. We offer basic web hosting and e-mail services and anticipate offering an enhanced set of Internet products in the future. The competitive Internet service providers generally provide more features and functions than our current Internet portal.

      - Wholesale DSL Carriers. DSL carriers, including Covad Communications Group, Inc., offer DSL services and have significant strategic equity investors, marketing alliances and product development partners.

    Many of these competitors are offering, or may soon offer, DSL technologies and services that will directly compete with us.

PERSONNEL

      As of March 21, 2003, we had approximately 900 employees, a 55% decrease from the approximate 2,000 employees at December 31, 2001.

      We have non-disclosure and non-compete agreements with our executive employees. None of our employees are represented by a collective bargaining agreement.

                                  RISK FACTORS

      Investors should carefully consider the following risk factors before making investment decisions regarding our stock.

FAILURE TO CLOSE ONE OR MORE OF A SERIES OF STRATEGIC AND FINANCIAL TRANSACTIONS CURRENTLY PENDING COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND OPERATING RESULTS

      On January 8, 2003, we announced a series of strategic and financial transactions to further strengthen the business financially, and focus on our operations in California, Nevada and Illinois. We are bringing geographic concentration and operating efficiencies to the business by selling our customers and assets in Florida, Georgia, Ohio, Michigan and Texas to other service providers (the "Asset Sales"). The Asset Sales in Ohio and Michigan were completed on March 18, 2003 and Texas on March 27, 2003. Completion of the remaining Asset Sales are subject to a number of closing conditions and contingencies, and all are expected to be completed by the end of April 2003, although we cannot assure investors that all or any of the remaining Asset Sales will occur. The Asset Sales are expected to generate net proceeds to us of approximately $17.0 million to $20.0 million over the next few months.

      Our inability to close one or more of these transactions could have a material adverse effect on our results of operations and financial condition.

WE MAY NEED ADDITIONAL FUNDS THAT WE MAY NOT BE ABLE TO OBTAIN

We will require capital to fund the development of our business and services as well as our operating costs. If we cannot generate or otherwise obtain sufficient funds, this may have a negative impact on our growth and our ability to compete in the communications industry. We expect to fund any capital requirements through existing resources, internally generated funds and debt or equity financing, if needed. The inability to close one or more of the Asset Sales as planned could have a material adverse effect on our liquidity. We cannot assure you we will be successful in raising sufficient debt or equity financing, if needed, on acceptable terms or at all.

THE VALUE OF THE EQUITY SECURITIES MAY BE NEGATIVELY AFFECTED BY ADDITIONAL ISSUANCES OF EQUITY SECURITIES BY THE REORGANIZED COMPANY AND GENERAL MARKET FACTORS

      Issues or sales of equity by us will likely be heavily dilutive. There can be no certainty as to the effect, if any, that future issuances or sales of equity securities by us, or the availability of such equity securities for future issue or sale, would have on the price of our common stock prevailing from time to time. Sales of substantial amounts of equity securities of ours in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our stock could adversely affect the prevailing price of our stock.

LACK OF TRADING MARKET FOR OUR SECURITIES

      Our common stock is traded on the NASD OTC Bulletin Board (under the symbol "MPOW.OB"). As a result, it is expected that our stockholders will find it more difficult to buy or sell shares of, or obtain accurate quotations as to the market value of, our common stock. In addition, our common stock may be substantially less attractive as collateral for margin borrowings and loan purposes, for investment by financial institutions under their internal policies or state legal investment laws, or as consideration in future capital raising transactions.

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

WE HAVE HISTORICALLY RECORDED LOSSES AND NEGATIVE CASH FLOW

      We recorded net losses of $94.4 million in 2002, $467.7 million in 2001 and $244.7 million in 2000. In addition, we had negative cash flow from operations of $124.2 million in 2002, $219.3 million in 2001 and $141.3 million in 2000. At the present time, we do not generate enough cash flow to cover our operating and investing expenses. We expect to record significant net losses and generate negative cash flow from operations for the first six months of 2003. If the Asset Sales are not completed as planned, there could be a material adverse effect on our cash flow. We cannot assure you that we will achieve or sustain profitability or generate sufficient positive cash flow from operations to meet our planned capital expenditures, working capital and any future debt service requirements.

FUTURE DEBT MAY CREATE FINANCIAL AND OPERATING RISK

      Debt we may incur in the future could have important consequences to you, including the following:

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

      - Future agreements which may govern the terms of debt we may incur may contain covenants that may restrict our ability to:

            -     incur additional debt;

            -     pay dividends and make other distributions;

            -     prepay subordinated debt;

            -     make investments and other restricted payments;

            -     create liens and sell assets; and

            -     engage in transactions with affiliates.

OUR CASH FLOW MAY NOT BE SUFFICIENT TO PERMIT REPAYMENT OF ANY FUTURE INDEBTEDNESS WHEN DUE

      Our ability to make payments on and to refinance any future indebtedness will depend on our ability to generate cash flow in the future. We cannot assure you that our business will generate sufficient cash flow from operations to meet any future debt service requirements. Our cash flow from operations may be insufficient to repay any future indebtedness at scheduled maturity and some or all of any such indebtedness may have to be refinanced. If we are unable to refinance our debt or if additional financing is not available on acceptable terms, or at all, we could be forced to dispose of assets under certain circumstances that might not be favorable to realizing the highest price for the assets or to default on our obligations with respect to our indebtedness.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE AND WILL BE DIFFICULT TO PREDICT

      Our annual and quarterly operating results are likely to fluctuate significantly as a result of numerous factors, many of which are outside of our control. These factors include:

      - our limited operating history, which makes predicting future results difficult;

      - delays in the generation of revenue because certain network elements have lead times that are controlled by incumbent carriers and other third parties

      - the ability to develop and commercialize new services by us or our competitors

      - the ability to deploy on a timely basis our services to adequately satisfy customer demand

      -     our ability to successfully operate and maintain our networks

      -     the rate at which customers subscribe to our services

      - decreases in the prices for our services due to competition, volume-based pricing and other factors

      - the development and operation of our billing and collection systems and other operational systems and processes

      - the rendering of accurate and verifiable bills from the incumbent carriers from whom we lease transport and resolution of billing disputes

      - the incorporation of enhancements, upgrades and new software and hardware products into our network and operational processes that may cause unanticipated disruptions

      - the interpretation and enforcement of regulatory developments and court rulings concerning the 1996 Telecommunications Act, interconnection agreements and the antitrust laws

OUR SUCCESS DEPENDS ON THE EFFECTIVENESS AND RETENTION OF OUR MANAGEMENT TEAM

      Our business is managed by a small number of key management personnel, the loss of some of whom could impair our ability to carry out our business plan. We believe our future success will depend in large part on our ability to attract and retain highly skilled and qualified personnel. We cannot assure you that our senior management team will remain with us. Under our circumstances, it may be difficult to find suitable replacements for any departing management personnel. We do not maintain key man insurance on our officers.

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

      While we had experienced rapid growth since our inception through 2001, we do not anticipate significant rapid growth in 2003. However, any sustained growth will place a strain on our operational, human and financial resources. Any significant growth will also increase our operating complexity as well as the level of responsibility for both existing and new management personnel. Our ability to manage our growth effectively will depend on the continued development of plans, systems and controls for our operational, financial and management needs and on our ability to expand, train and manage our employee base.

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

OUR FAILURE TO ACHIEVE OR SUSTAIN MARKET ACCEPTANCE AT DESIRED PRICING LEVELS COULD IMPAIR OUR ABILITY TO ACHIEVE PROFITABILITY OR POSITIVE CASH FLOW

      Prices for data communication services have fallen historically, a trend which may continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our ability to meet price competition may depend on our ability to operate at costs equal to or lower than our competitors or potential competitors. There is a risk that competitors, perceiving us to lack capital resources, may undercut our rates or increase their services or take other actions in an effort to force us out of business. Our failure to achieve or sustain market acceptance at desired pricing levels could impair our ability to achieve profitability or positive cash flow.

IF WE ARE UNABLE TO NEGOTIATE AND ENFORCE FAVORABLE INTERCONNECTION AGREEMENTS, WE COULD HAVE DIFFICULTY OPERATING PROFITABLY IN OUR EXISTING MARKETS

      We must renew favorable interconnection agreements with other companies, including incumbent carriers, in markets we have entered. The rates charged to us under the interconnection agreements might not continue to be low enough for us to attract a sufficient number of customers and to operate the business on a profitable basis. In addition, our interconnection agreements provide for our connection and maintenance orders to receive attention on the same basis as the incumbent carriers' customers and for the incumbent carriers to provide adequate capacity to keep blockage within industry standards. However, from time to time, we have experienced excessive blockage in the delivery of calls to and from the incumbent carriers due to an insufficient number of trunk circuits installed between incumbent carriers' switches and our switches. Blocked calls result in customer dissatisfaction, which may result in the loss of business.

DELAYS BY THE INCUMBENT CARRIERS IN CONNECTING OUR CUSTOMERS TO OUR NETWORK COULD RESULT IN CUSTOMER DISSATISFACTION AND LOSS OF BUSINESS

      We rely on the timeliness of incumbent carriers and competitive carriers in processing our orders for customers switching to our service and in maintaining the customers' standard telephone lines to assure uninterrupted service. The incumbent carriers are our competitors and have limited experience leasing standard telephone lines to other companies. Therefore, the incumbent carriers might not be able to provide and maintain leased standard telephone lines in a prompt and efficient manner as the number of standard telephone lines requested by competitive carriers increases.

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

OUR RELIANCE ON A LIMITED NUMBER OF EQUIPMENT SUPPLIERS COULD RESULT IN ADDITIONAL EXPENSES

      We currently rely and expect to continue to rely on a limited number of third party suppliers to manufacture the equipment we require to implement our DSL and T1 technologies. If our suppliers enter into competition with us, or if our competitors enter into exclusive or restrictive arrangements with our suppliers it may materially and adversely affect the availability and pricing of the equipment we purchase. Our reliance on third-party vendors involves a number of additional risks, including the absence of guaranteed supply and reduced control over delivery schedules, quality assurance, production yields and costs.

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

CHANGES IN LAWS OR REGULATIONS COULD RESTRICT THE WAY WE OPERATE OUR BUSINESS AND NEGATIVELY AFFECT OUR COSTS AND COMPETITIVE POSITION

      A significant number of the services we offer are regulated at the federal, state and/or local levels. If these laws and regulations change or if the administrative implementation of laws develops in an adverse manner, there could be an adverse impact on our costs and competitive position. In addition, we may expend significant financial and managerial resources to participate in administrative proceedings at either the federal or state level, without achieving a favorable result. We believe incumbent carriers and others may work aggressively to modify or restrict the operation of many provisions of the Telecommunications Act. We expect incumbent carriers and others to continue to pursue litigation in courts, institute administrative proceedings with the FCC and other state regulatory agencies and lobby the United States Congress, all in an effort to affect laws and regulations in a manner favorable to them and against the interest of competitive carriers. We believe that the recent changes in the make-up of the FCC and leadership changes in the Congress may create an atmosphere that is more favorable to the incumbent carriers. For more details about our regulatory situation, please see "Government Regulations".

WE MAY FACE CHALLENGES TO THE USE OF THE MPOWER TRADEMARK

      Other companies utilizing trademarks that are similar to our trademark may at some time challenge our use of the Mpower mark. A challenge to the mark could result in litigation to defend our mark and could ultimately require us to adopt a new trademark for our services and products.

A FAILURE TO OBTAIN APPROVAL OF A SETTLEMENT OF OUR CLASS ACTION LAWSUIT AND A SUBSEQUENT ADVERSE DECISION IN AN APPEAL OF THAT LAWSUIT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

      In September 2000, a class action lawsuit was commenced against us, alleging violations of the Securities Exchange Act of 1934 and rule 10(b)-5 thereunder (the "Exchange Act") and Section 11 of the Securities Act of 1933. On February 11, 2002, the United States District Court for the Western District of New York entered its Decision and Order dismissing the class action lawsuit. That Decision and Order have been appealed to the United States Court of Appeals for the Second Circuit. On April 8, 2002, we filed a petition for a relief under Chapter 11 of the Bankruptcy Code, and as of the effective date of our First Amended Joint Plan of Reorganization (July 30, 2002), we were was discharged and released from any "Claim, Debt and Interest," except as otherwise stated in the Plan, as set forth in the final Confirmation Order entered by the United States Bankruptcy Court for the District of Delaware on July 17, 2002. Although we are no longer a defendant in the class action lawsuit and can have no direct liability to the plaintiffs; we nevertheless remain obligated to indemnify the remaining individual defendants in the event of an adverse decision against them in the lawsuit. The plaintiffs and the remaining individual defendants have entered into a tentative settlement of the class action lawsuit, and have submitted a Preliminary Approval Order to the Court, seeking approval of the settlement in accordance with a Stipulation of Settlement dated February 6, 2003. If approved, the settlement would dismiss the action with prejudice. All settlement payments and remaining attorneys fees and other legal expenses incurred by the defendants are to be paid by our insurance carrier. A hearing is scheduled for October 1, 2003 to determine whether the proposed settlement of the action on the terms and conditions provided for in the Stipulation is fair, reasonable and adequate and should be approved by the Court. While we believe the remaining individual defendants anticipate that the proposed Settlement will be approved, will continue to deny any wrongdoing and will vigorously contest the suit if not settled, any judgment which we must indemnify the remaining defendants for that is significantly larger than our available insurance coverage could have a material adverse effect on our results of operations and/or financial condition.

THE PRICES WE CHARGE FOR OUR SERVICES AND PAY FOR THE USE OF SERVICES OF INCUMBENT CARRIERS AND OTHER COMPETITIVE CARRIERS MAY BE NEGATIVELY AFFECTED IN REGULATORY PROCEEDINGS, WHICH COULD RESULT IN DECREASED REVENUES, INCREASED COSTS AND LOSS OF BUSINESS

      If we were required to decrease the prices we charge for our services or to pay higher prices for services we purchase from incumbent carriers and other competitive carriers, it would have an adverse effect on our ability to achieve profitability and offer competitively priced services. We must file tariffs with state and federal regulators which indicate the prices we charge for our services. In addition, we purchase some tariffed services from incumbent carriers and/or competitive carriers. The rates we pay for other services we purchase from incumbent carriers and other competitive carriers are set by negotiations between the parties. All of the tariffed prices may be challenged in regulatory proceedings by customers, including incumbent carriers, competitive carriers and long distance carriers who purchase these services. These negotiated rates are also subject to regulatory review. In April 2001, the FCC released an order establishing benchmark rates for competitive local carrier switched access charges. Under the order, competitive local carrier access rates that are at or below the benchmark rates will be presumed to be just and reasonable, and carriers like us may impose them by tariff. Above the benchmark, these carriers' access service will be mandatorily detariffed, so the competitive local carriers must negotiate higher rates with long distance carriers. During the pendency of the negotiations, or if the parties cannot agree, the local carrier must charge the long distance carrier the appropriate benchmark rate. This could have an adverse impact on our expected revenues and operating results. The prices charged by incumbent carriers for unbundled network elements, collocations and other services upon which we rely are subject to periodic review by state regulatory agencies. Change in these prices may adversely affect our business. For more details about our regulatory situation, please see "Government Regulations".

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

ITEM 2. PROPERTY

        We have leased office space in Pittsford, New York, a suburb of Rochester, where we maintain our corporate headquarters. The lease expires in March 2005.

        We also lease space in Las Vegas, Nevada for our national customer service operations, national network operating center and local sales personnel. This lease expires in November 2004.

        As described further in Item 1, in January 2003, we decided to bring geographic concentration to our business by selling our business, assets and customers in Florida, Georgia, Ohio, Michigan and Texas to other service providers.

        We are now geographically focused in five markets in California, Nevada, and Illinois. We own property housing three of our switches in California and one in Illinois. We also lease switch sites for our three remaining switches in Nevada and California with lease terms expiring in 2010 and 2011. In addition, we have leased facilities to house our local sales and administration staff in the markets in which we operate.

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

      In September 2000, a class action lawsuit was commenced against us, alleging violations of the Securities Exchange Act of 1934 and rule 10(b)-5 thereunder (the "Exchange Act") and Section 11 of the Securities Act of 1933. In February 2002, the United States District Court for the Western District of New York entered its Decision and Order dismissing the class action lawsuit. That Decision and Order have been appealed to the United States Court of Appeals for the Second Circuit. On April 8, 2002, we filed a petition for relief under Chapter 11 of the Bankruptcy Code, and as of the effective date of our First Amended Joint Plan of Reorganization (July 30, 2002), we were was discharged and released from any "Claim, Debt and Interest," except as otherwise stated in the Plan, as set forth in the final Confirmation Order entered by the United States Bankruptcy Court for the District of Delaware on July 17, 2002. Although we are no longer a defendant in the class action lawsuit and can have no direct liability to the plaintiffs, we nevertheless remain obligated to indemnify the remaining individual defendants in the event of an adverse decision against them in the lawsuit. The plaintiffs and the remaining individual defendants have entered into a tentative settlement of the class action lawsuit, and have submitted a Preliminary Approval Order to the Court, seeking approval of the settlement in accordance with a Stipulation of Settlement dated February 6, 2003. If approved, the settlement would dismiss the action with prejudice. All settlement payments and remaining attorneys fees and other legal expenses incurred by the defendant are to be paid by our insurance carrier. A hearing is scheduled for October 1, 2003 to determine whether the proposed settlement of the action on the terms and conditions provided for in the Stipulation is fair, reasonable and adequate and should be approved by the Court. We believe the remaining individual defendants anticipate that the proposed Settlement will be approved, will continue to deny any wrongdoing and will vigorously contest the suit if not settled. We cannot predict the final outcome of this lawsuit.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      Our common stock, $0.001 par value, traded on the NASDAQ National Market (the "NASDAQ") under the symbol "MPWR" until March 22, 2002, when we voluntarily moved from the NASDAQ to the NASD Over the Counter ("OTC") Bulletin Board, a regulated service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. On July 31, 2002, in connection with our emergence from Chapter 11 proceedings, our new common stock, $0.001 par value, began trading under the symbol "MPOW.OB" on the OTC Bulletin Board. As of March 21, 2003, the closing price of our common stock was $0.20. The following sets forth the reported high and low sale prices for the common stock for each quarterly period in fiscal 2001 and 2002.

                                                                   HIGH     LOW
                                                                   ----     ---
         Quarter Ending March 31, 2001.........................   $9.94    $2.38
         Quarter Ending June 30, 2001..........................   $3.01    $0.90
         Quarter Ending September 30, 2001.....................   $1.05    $0.18
         Quarter Ending December 31, 2001......................   $1.15    $0.09
         Quarter Ending March 31, 2002.........................   $0.69    $0.04
         Quarter Ending June 30, 2002..........................   $0.06    $0.02
         Quarter Ending September 30, 2002.....................   $0.60    $0.01
             Period from July 1, 2002 - July 30, 2002..........   $0.02    $0.01
             Period from July 31, 2002 - September 30, 2002....   $0.60    $0.09
         Quarter Ending December 31, 2002......................   $0.42    $0.07

      As of March 21, 2003, there were approximately 250 holders of record of our common stock.

      The stock prices indicated above for periods before and after July 31, 2002, are not comparable in that the common stock outstanding before our emergence from bankruptcy on July 30, 2002 was exchanged for 974,025 shares of new common stock, on the basis of approximately one share for each 61 shares previously outstanding, and 64,025,000 shares of new common stock were issued to the holders of our senior debt and preferred stock. The stock prices indicated for periods before July 31, 2002, have not been adjusted for this exchange.

DIVIDENDS

      No cash dividends have ever been declared by us on our common stock. We intend to retain earnings to finance the development and growth of our business. We do not anticipate that any dividends will be declared on our common stock for the foreseeable future. Future payments of cash dividends, if any, will depend on our financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by our board of directors. Our ability to declare and pay dividends on our common stock may in the future be restricted by convenants in debt indentures we may enter into.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table provides information regarding options, warrants or other rights to acquire equity securities under our equity compensation plans:

                                                                                                                     NUMBER OF
                                                                                                                SECURITIES REMAINING
                                                             NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE       AVAILABLE FOR
                                                                ISSUED UPON EXERCISE        EXERCISE PRICE OF     FUTURE ISSUANCE
                                                               OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     UNDER EQUITY
                                                                 WARRANTS AND RIGHTS       WARRANTS AND RIGHTS   COMPENSATION PLANS
                                                                 -------------------       -------------------   ------------------
Equity compensation plans approved by security holders ....                  --                     --                       --
Equity compensation plans not approved by security  holders          11,103,832                  $0.49                2,118,390
                                                                     ----------                  -----                ---------
Total .....................................................          11,103,832                  $0.49                2,118,390

ITEM 6. SELECTED FINANCIAL DATA

      The information required by this Item is as follows:

                                     REORGANIZED    PREDECESSOR    PREDECESSOR     PREDECESSOR     PREDECESSOR    PREDECESSOR
                                        MPOWER        MPOWER         MPOWER          MPOWER           MPOWER        MPOWER
                                       HOLDING        HOLDING        HOLDING         HOLDING         HOLDING        HOLDING
                                         2002          2002           2001            2000            1999           1998
                                         ----          ----           ----            ----            ----           ----
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
Operating revenues ..............      $ 62,815      $ 83,289       $ 136,116       $  111,292       $ 43,732       $ 17,172
Income (loss) before discontinued
  operations ....................        17,754       (43,204)       (400,343)        (211,738)       (59,626)       (27,888)
Income (loss) before discontinued
  operations per common share (1)          0.27         (0.79)          (7.13)           (4.56)         (2.30)         (1.31)
Total assets (2) ................       127,423            --         613,647        1,172,460        402,429        252,119
Long-term debt and capital lease
  obligations including current
  maturities (2) ................         5,009            --         430,686          485,081        161,935        157,295
Predecessor Mpower Holding
  Series B Convertible Redeemable
  Preferred Stock (2) ...........            --            --              --               --         55,363             --
Predecessor Mpower Holding
  Series C Convertible Redeemable
  Preferred Stock (2) ...........            --            --          46,610           42,760         29,610             --
Predecessor Mpower Holding
  Series D Convertible Redeemable
  Preferred Stock (2) ...........            --            --         156,220          202,126             --             --

----------
(1) See Note 1 to accompanying consolidated financial statements

(2) Not provided for "Predecessor Mpower Holding 2002" column since year end information is indicated in "Reorganized Mpower Holding 2002" column.

      The numbers reflected above may not be comparable because of our rapid growth until 2000, reduction of markets thereafter and the elimination of a substantial portion of our debt and all of our preferred stock in connection with our reorganization in 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

      We are a competitive local exchange carrier ("CLEC") offering local dial-tone, long distance, high-speed Internet access via dedicated Symmetrical Digital Subscriber Line ("SDSL") technology, voice over SDSL ("VoSDSL"), Trunk Level 1 ("T1"), Integrated T1 and Data-only T1, as well as other voice and data features. Our services are offered primarily to small and medium-sized business customers through our wholly owned subsidiary, Mpower Communications Corp. ("Communications").

      We provide integrated voice and high-speed data services to small and medium-sized business customers in five markets in California, Nevada and Illinois. Our network consists of 294 incumbent carrier central office collocation sites providing us access to an estimated 5.3 million addressable business lines. All of our central office collocation sites are SDSL capable and 196 are T1 capable. We have established working relationships with Verizon, Sprint, and Southwestern Bell Corporation (including its operating subsidiaries PacBell and Ameritech collectively referred to as "SBC"). We have over 260,000 lines currently in service.

      We were one of the first competitive communications carriers to implement a facilities-based network strategy. As a result, we own the network switches that control how voice and data communications originate and terminate, and we lease the telephone lines or transport systems, over which the voice and data traffic are transmitted. We install our network equipment at collocation sites of the incumbent carriers from whom we rent standard telephone lines. As we have already invested in and built out our own network, we believe that our strategy has allowed us to establish and sustain service in our markets at a comparatively low cost, while maintaining control of the access to our customers.

      Our business is to deliver integrated voice and broadband data solutions. Specifically, we provide small and medium-sized business customers with a full suite of communications services and features, integrated on one bill, with the convenience of a single source provider. We have approximately 45,000 business customers, providing them local voice telephone service and broadband Internet via SDSL and T1. By leveraging our existing equipment and interconnection agreements with incumbent carriers and network capabilities, we are able to offer fully integrated and channelized voice and data products over a T1 connection. In order to serve the largest portion of our target audience, our combined voice and data network allows us to deliver services in several combinations over the most favorable technology: basic phone service on the traditional phone network, SDSL service, integrated T1 voice and data service, or data-only T1 connectivity.

MARKETS

     We have redefined the remaining 12 markets in our footprint as five markets: Los Angeles, San Diego, Northern California, Las Vegas and Chicago.

      As of March 2003, we operate our five markets in three states and have 294 incumbent carrier central office collocation sites providing access to an estimated 5.3 million addressable business lines.

      The table below shows the distribution of our central office collocation sites within these markets.

                                             ADDRESSABLE
                            NUMBER OF        LINES WITHIN
    MARKET                COLLOCATIONS      TARGET MARKET
    ------                ------------      -------------
Los Angeles .......            142            2,500,000
San Diego .........             28              500,000
Northern California             40              725,000
Las Vegas .........             18              175,000
Chicago ...........             66            1,400,000
                               ---            ---------
Totals ............            294            5,300,000
                               ===            =========

      As described earlier, in January 2003, we took steps to bring geographic concentration and efficiencies to our company and entered into agreements to sell our markets in Florida, Georgia, Ohio, Michigan and Texas, to other telecommunications providers. Our focus is now primarily the west coast and our efforts are directed toward building market share within that existing service territory. We believe there is significant growth potential within our existing market footprint, given our past success in market penetration in our base of original markets. In addition, our robust network backbone is scalable and can provide reliability and service quality across our collocation footprint, while affording us the benefit of spreading the fixed costs across our base of markets.

EMERGENCE FROM CHAPTER 11 PROCEEDINGS

      We announced on April 8, 2002, that we had formally filed a voluntary, pre-negotiated Chapter 11 proceeding. As part of the Chapter 11 proceeding, we and our subsidiaries, Mpower Communications Corp. and Mpower Lease Corporation, filed a recapitalization plan with the Bankruptcy Court. On July 30, 2002, we announced that we had formally emerged from the proceedings, and our recapitalization plan became effective as of this date.

      The following background summarizes the events leading up to the formal recapitalization, and includes the material features of the plan:

      We announced on February 25, 2002, that we had reached agreement with an informal committee representing approximately 66% of the outstanding principal amount of our 13% Senior Notes due 2010 (the "2010 Notes") on a comprehensive recapitalization plan that eliminated a significant portion of our long-term debt and all of our preferred stock. Under the recapitalization plan, we paid $19.0 million of cash on hand and issued common stock to eliminate $593.9 million in carrying value of debt settled and preferred stock, as well as $49.5 million of annual interest expense related to our 2010 Notes and $15.8 million of annual dividend payments on our preferred stock.

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

      On April 8, 2002, we filed a voluntary, pre-negotiated reorganization plan for us along with our subsidiaries, Mpower Communications Corp. ("Communications") and Mpower Lease Corporation, a wholly owned subsidiary of Communications, (collectively, "the Debtors"), under Chapter 11 of the Federal bankruptcy code in the U.S. Bankruptcy Court for the District of Delaware. None of our other direct or indirect subsidiaries were parties to the Chapter 11 Cases or any related bankruptcy, reorganization or liquidation proceedings. The Chapter 11 Cases were jointly administered (Case No 02-11046 (PJW)). We operated as a debtor in possession from April 8, 2002 until our emergence from bankruptcy on July 30, 2002.

      On May 20, 2002, we filed the Debtors' First Amended Joint Plan of Reorganization and a related Debtors' First Amended Disclosure Statement with the Bankruptcy Court. Mpower Lease Corporation was not a party to the Joint Plan.

      On July 12, 2002, we filed an affidavit certifying the ballots accepting or rejecting the Joint Plan that indicated that, in accordance with the Bankruptcy Code, the Plan was accepted by all classes entitled to vote on the Plan.

      On July 17, 2002, the Bankruptcy Court confirmed the pre-negotiated Plan, as modified by the Findings of Fact, Conclusions of

Law, and Order Under Section 1129 of the Bankruptcy Code and Rule 3020 of the Bankruptcy Rules Confirming Debtors' First Amended Joint Plan of Reorganization entered by the Bankruptcy Court on the same date.

     On July 30, 2002, we and our subsidiary Mpower Communications Corp., formally emerged from Chapter 11 as our recapitalization plan (the "Plan") became effective. Also on July 30, 2002, the Bankruptcy Court dismissed the Chapter 11 case of Mpower Lease Corporation. See Note 2 of the accompanying consolidated financial statements for a summary of the material features of the Plan.

ADOPTION OF FRESH-START ACCOUNTING

        As a consequence of the reorganization occurring as of July 30, 2002, the 2002 financial results have been separately presented under the label "Predecessor Mpower Holding" for the period January 1 to July 30, 2002 and "Reorganized Mpower Holding" for the period July 31 to December 31, 2002. For discussion purposes, the operating results for the periods January 1, 2002 to July 30, 2002 and July 31, 2002 to December 31, 2002 have been added together to compare 2002 results to the fiscal years ended December 31, 2001 and 2000.

        As of July 30, 2002, we implemented fresh-start accounting under the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Under SOP 90-7, our reorganization fair value was allocated to our assets and liabilities, our accumulated deficit was eliminated, and our new equity was issued according to the Plan as if we were a new reporting entity. In conformity with fresh-start accounting principles, Predecessor Mpower Holding recorded a $244.7 million reorganization charge to adjust the historical carrying value of our assets and liabilities to fair market value reflecting the allocation of our $87.3 million estimated reorganized equity value as of July 30, 2002. We also recorded a $315.3 million gain on the cancellation of debt on July 30, 2002 pursuant to the Plan.

        As a result of reorganization, the financial statements published for the periods following the effectiveness of the Plan will not be comparable to those published before the effectiveness of the Plan.

     We are continuing our review of the overall tax impact of the implementation of the Plan. However, our net operating loss carryforwards, which were subject to annual use limitations before the reorganization, may be significantly reduced. Furthermore, other tax attributes, including the tax basis of certain assets, could also be reduced as a result of the cancellation of indebtedness as part of the Plan. In addition, Section 382 of the Internal Revenue Code of 1986, which generally applies after a more than 50 percentage point ownership change has occurred, may impose other limitations on the annual utilization of any remaining net operating losses. We believe that we have experienced such an ownership change as a result of the implementation of the Plan. However, since we were under jurisdiction of a court in a Chapter 11 case at the time of the ownership change, various alternatives pertaining to the application of Section 382 are available. At this time, we have not yet determined which of the alternatives to elect. A valuation allowance has been recorded to offset the entire net deferred tax asset due to the uncertainty of our realizing a benefit related to the net operating loss carryforwards or the other future tax deductible amounts.

RECAPITALIZATION

        Our emergence from Chapter 11 and the recapitalization of our balance sheet was a significant first step in a multi-step and sequential process to reshape our company. Through the pre-negotiated Chapter 11 proceeding, we eliminated $593.9 million in carrying value of long-term debt settled and preferred stock in exchange for $19 million in cash. This process reduced our debt by roughly 95%. On November 26, 2002, we announced that we repurchased $49.2 million of our $51.3 million in carrying value of our 13% Senior Secured Notes due 2004 for $14.2 million in cash. On January 3, 2003, pursuant to the terms of our 13% Senior Secured Notes due 2004, we redeemed the remaining $2.1 million principal amount of Notes at a redemption price of 103.25% of their principal amount. With the repurchase of the remaining noteholder debt, we have no debt remaining on our balance sheet other than $2.9 million in capital leases. These transactions have also allowed for the removal of the liens on our network equipment, effective on or about April 3, 2003. These transactions and processes have made us long-term debt free.

        With our long-term debt eliminated, the second step in the process of reshaping the business was to significantly bring down our cash burn rate. We first began to see cash conservation as a priority in September 2000, when we decided to pull back on our network expansion plans into the Northeast and Northwest regions, and instead focus on operational efficiencies in our existing markets.

        During 2001 and 2002, we continued to scale back our market footprint and have made significant operational improvements through a concerted focus on market efficiencies. These improvements have resulted in operational and financial improvements including; reduced headcount, lower operating expenses, and a substantial reduction in capital expenditures.

        In January 2003, we furthered our commitment to reshaping our business with the announcement of the sale of 15 of our markets to three other regional companies. These transactions which we expect to be completed by the end of April 2003, are expected to significantly reduce our cash burn, bring additional cash to the business, and result in geographic concentration and efficiencies for the rest of the business.

        The final step in reshaping our company is successfully scaling the business for future growth. During 2003, we expect to focus on this aspect of our business. To do this, we intend to concentrate on being a significant presence and fierce competitor in the telecommunications marketplace serving small and medium sized business customers. Our remaining markets will be in California, Nevada and Illinois. We intend to continue to explore opportunities to add revenue streams to our existing network through transactions that are accretive to shareholder value. In addition, we intend to continue to invest in our successful markets by adding capacity on our network to meet the demand for our services.

        We have experienced operating losses since our inception as a result of efforts to build our customer base, develop and construct our communications network infrastructure, build our back-office capabilities, and expand our market base. We intend to continue to focus on increasing our customer base and bringing increased capabilities to our existing customer base, along with increasing our operating margins by improving the cost effectiveness of our network, offering higher margin products to our customers as well as streamlining our general and administrative functions. A focus on higher margin products could have a negative impact on our revenue growth, but we believe it will better contribute to our ability to produce more profitable revenues.

        With a challenging regulatory and competitive environment, we may be forced to change our strategy. We cannot assure you that we will be able to achieve and maintain satisfactory operating margins. We cannot assure you that through our revised strategy we will be able to achieve or sustain profitability or positive cash flows.

SALE OF MARKETS - DISCONTINUED OPERATIONS

        On January 8, 2003, we announced a series of strategic and financial transactions to further strengthen the business financially, and focus on our operations in California, Nevada and Illinois. We are bringing geographic concentration and operating efficiencies to the business by selling our customers and assets in Florida, Georgia, Ohio, Michigan and Texas to other service providers (the "Asset Sales"). The Asset Sales in Ohio and Michigan were completed on March 18, 2003 and Texas on March 27, 2003. Completion of the remaining Asset Sales are subject to a number of closing conditions and contingencies, and all are expected to be completed by the end of April 2003, although we cannot assure investors that all or any of the remaining Asset Sales will occur. The Asset Sales are expected to generate net proceeds to us of approximately $17.0 million to $20.0 million over the next few months.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, network optimization accruals, disputes with carriers and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      Revenue Recognition: Revenue from monthly recurring charges, enhanced features and usage is recognized in the period in which service is provided. Deferred revenue represents advance billings for services not yet provided. Such revenue is deferred and recognized in the period in which service is provided. We recognize revenue from switched access in the period in which service is provided, when the price is fixed, the earnings process is complete and the collectability is reasonably assured. As part of the revenue recognition process for switched access, we evaluate whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billings being disputed by customers. In situations where a dispute is likely, we generally defer recognition until cash is collected. Approximately 78% of the switched access minutes carried on our network in the year ending December 31, 2002, were from our largest carriers with whom we have existing contracts governing the amount of our switched access charges. If the amount we collect, in the future, from our switched access charges varies significantly from our estimates, our revenue may be negatively affected. These judgments in measuring revenue may affect our results and cause our revenue to be difficult to predict. Any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly and could result in or increase future operating losses.

      Allowance For Doubtful Accounts: We maintain allowances for doubtful accounts for estimated losses resulting from our inability to collect all amounts owed by our customers for our services. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, current economic trends and changes in our customer payment patterns. If the financial condition of our customers were to deteriorate and impact their ability to make payments, or certain carriers dispute amounts we have billed, additional allowances may be required. Several of the carriers that terminate or originate traffic for our customers are currently in Chapter 11 proceedings. The largest of these vendors include Global Crossing and Worldcom. In establishing the allowance for doubtful accounts, we have taken into consideration the aggregate risk of our receivables, including the potential exposure from Global Crossing and Worldcom Chapter 11 proceedings. If actual results differ from our estimates, we may need to adjust our allowance for doubtful accounts in the future.

      Network Optimization Accruals: In establishing the accrual for network optimization costs, we made certain assumptions related to the wind down and closure of certain markets and related future severance costs and other exit costs. While we feel the assumptions were appropriate, there can be no assurance that actual costs will not differ from estimates used to establish the network optimization accrual. If actual results differ significantly from the estimates, we may need to adjust our network optimization accrual in the future. With the emergence from the Chapter 11 proceedings, we were able to conclude settlements with several network carriers and numerous office landlords. As a result of these settlements, our future liabilities were dramatically reduced and we were subsequently able to reduce our network optimization accrual by $6.4 million in the year ended December 31, 2002, with a remaining accrual of $1.5 million.

      Fresh-Start Accounting: In accordance with SOP 90-7, we adopted fresh-start accounting as of July 30, 2002, on the effective date of the Plan. Since July 31, 2002, our financial statements have been prepared as if we were a new reporting entity. Under fresh-start accounting, all assets and liabilities were restated to reflect our reorganization value, which approximated fair value at the date of reorganization. The reorganization value of our common equity was determined to be $87.3 million at July 30, 2002, by an independent valuation and financial specialist based on several factors including using projections by management and various valuation methods including appraisals, discounted cash flow analysis and other relevant industry information. Our reorganization value was allocated to various asset categories pursuant to fresh-start accounting principles. We recorded a $244.7 million reorganization charge to adjust the historical carrying value of our assets and liabilities to fair market value reflecting the allocation of our $87.3 million estimated reorganized equity value as of July 30, 2002. We also recorded a $315.3 million gain on the cancellation of debt on July 30, 2002, pursuant to the Plan.

      Billing From Network Carriers: Various long distance carriers and incumbent carriers lease loop, transport and network facilities to us. The pricing of such facilities are governed by either a tariff or an interconnection agreement. These carriers bill us for our use of such facilities. From time to time, the carriers present inaccurate bills to us, which we dispute. As a result of such billing inaccuracies, we record an estimate of our liability based on our measurement of services received. As of December 31, 2002, we had $7.7 million of disputes with carriers. We have reserved $5.5 million against those disputed balances. Based on the nature and history of disputes with the carriers, we believe this amount to be adequate. Any significant victories or losses when these disputes are resolved may require us to adjust our reserves in the future.

     Deferred Taxes. As of December 31, 2002, we have established a full valuation allowance against our deferred tax asset as we do not believe we will recognize any future benefits from the gross deferred tax asset.


     Impairment of Long-Lived Assets. We periodically evaluate the carrying value of our long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized by writing down the asset's carrying value to its fair value based on the present value of the estimated discounted cash flows of the asset or other relevant measures. We believe no material impairment in the value of the long-lived assets existed at December 31, 2002 or 2001. Considerable management judgment is necessary to complete this analysis. Although we believe these estimates to be reasonable, actual results could vary significantly from these estimates and our estimates could change based on market conditions. Variances in results or estimates could result in changes to the carrying value of our assets including, but not limited to, recording an impairment loss for some of these assets in future periods.

DISCONTINUED OPERATIONS

        On January 8, 2003, we announced several strategic transactions under which our business, customers and assets in Florida, Georgia, Ohio, Michigan and Texas will be sold to other service providers and will focus our operations on our California, Nevada and Illinois markets.

      - With respect to our Southeast markets, we have entered into an agreement to sell our business and customers in Atlanta, Ft. Lauderdale, West Palm Beach, Miami, Boca Raton and Tampa to Orlando-based Florida Digital Network Inc., a full-service integrated communications provider.

      - With respect to our Texas markets, we have entered into an agreement to sell our business and customers in Dallas, Ft. Worth, Houston, Austin and San Antonio to Xspedius Equipment Leasing, an affiliate of Xspedius Communications, a competitive communications carrier headquartered in St. Louis. This transaction was completed on March 27, 2003.

      - With respect to our Michigan and Ohio markets, we have entered into an agreement to sell our business and customers in Detroit, Ann Arbor, Cleveland and Columbus to LDMI Telecommunications, an integrated communications provider serving primarily business customers in the Great Lakes region. This transaction was completed on March 18, 2003.

        During the fourth quarter of 2002, our management, with the approval of our board of directors, committed to plans to divest these markets and engage in transactions to sell these markets to these other providers. As a result of this decision, the operating revenue and expense of these segments have been classified as discontinued operations under Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented and the assets and liabilities of the disposal group have been written down to their fair value, net of expected selling expense. The write down and results of operations of the discontinued segments of the Florida, Georgia, Michigan, Ohio and Texas markets resulted in a charge to discontinued operations for all periods presented. Net sales and operating loss related to these markets in 2002, 2001 and 2000, are as follows:

                                               REORGANIZED       PREDECESSOR        PREDECESSOR
                                                 MPOWER            MPOWER              MPOWER
                                                 HOLDING          HOLDING             HOLDING
                                             JULY 31, 2002 TO  JANUARY 1, 2002       YEAR ENDED
                                                DECEMBER 31,     TO JULY 30,         DECEMBER 31,
                                                 -------      ---------------   ---------------------
                                                  2002           2002           2001           2000
                                                  ----           ----           ----           ----
Operating revenues .......................      $ 36,284       $ 45,282       $ 58,028       $ 34,280
Operating expenses (excluding depreciation
    and amortization) ....................        45,723         67,323        105,806         57,801
Depreciation and amortization ............         3,236         12,724         19,619          9,455
Loss on disposal .........................        21,518             --             --             --
                                                --------       --------       --------       --------
Loss from discontinued operations ........      $(34,193)      $(34,765)      $(67,397)      $(32,976)
                                                ========       ========       ========       ========

RESULTS OF CONTINUING OPERATIONS

      Our revenues are generated from the sale of communications services consisting primarily of local phone services, data services, long-distance services, switched access billings and non-recurring charges, such as installation charges. Local, long distance and data services are generally provided and billed as a bundled offering under which customers pay a fixed amount for a package of combined local, long distance and data services. As a result, the portion of our revenues attributable to each kind of service is not identifiable and, therefore, we do not record or report these amounts separately. Our revenues consist of:

      - the monthly recurring charge for basic local voice and data services;

      -     usage-based charges for local and toll calls in certain markets;

      -     charges for services such as call waiting and call forwarding;

      - certain non-recurring charges, such as set-up charges for additional lines for existing customers; and

      -     revenues from switched access charges to long distance carriers.

      Our switched access revenues historically have been subject to uncertainties such as various federal and state regulations and disputes with our long distance carriers. As of December 31, 2002, we have agreements with those carriers providing over 78% of our switched access traffic. In addition, the FCC in April 2001 adopted new rules that limit the rates we can charge carriers for use of our facilities. Under these rules, which took effect on June 20, 2001, competitive carriers are required to reduce their tariffed interstate access charges to agreed upon contract rates or rates no higher than 2.5 cents per minute. After one year, the rate ceiling will be reduced to 1.8 cents and after two years to
1.2 cents per minute. After three years, all competitive carriers will be required to charge rates no higher than the incumbent telephone company. As a result of our agreements and the reductions in rates dictated by the FCC, we anticipate a continued decrease of switched access revenues as a percent of total revenue. Switched access revenue as a percent of total revenue was 20% for the year ending December 31, 2002, and 32% and 41 % for the years ending December 31, 2001 and 2000 respectively. As a result, revenue from core trade customers was 80% of total fiscal year 2002 revenues as compared to 68% and 59% of total revenues for the years ending 2001 and 2000 respectively.

      Our principal operating expenses consist of cost of operating revenues, selling expenses, general and administrative expenses, and depreciation and amortization expense. Cost of operating revenues consists primarily of access charges, line installation expenses, transport expenses, long distance expenses and lease expenses for our switch sites and our collocation sites. Costs of operating revenues and selling, general and administrative expenses do not include an allocation of our depreciation or amortization expenses.

      Selling expenses consist primarily of salaries, commissions and related personnel costs, marketing costs and facilities costs. General and administrative expenses consist primarily of salaries and related personnel costs, the cost of maintaining the hardware and software in our network and back office systems, provision for bad debts, professional fees, insurance, property taxes, customer care and billing expense and facilities expenses.

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

      To date, we have experienced operating losses and generated negative cash flow from operations. With the completion of the transactions selling customers and assets in Florida, Georgia, Ohio, Michigan and Texas, as planned, combined with our cost-saving initiatives, and our accounts receivable based financing arrangement, we will generate enough liquidity to fully fund our business on a continuing basis. We cannot assure investors that our revenue or customer base will grow or that we will be able to achieve or sustain positive cash flow from operations.

YEAR ENDED DECEMBER 31, 2002 VS. 2001

      Results from discontinued operations have been excluded from this comparison.

      Total operating revenues increased to $146.1 million for the year ended December 31, 2002 as compared to $136.1 million for the year ended December 31, 2001. The 7% increase in revenue was primarily the result of an increase in the average lines in service and an increase in the number of our business customers on one of our data service delivery platforms. Our switched access revenues decreased $13.6 million or 31% from the year ended December 31, 2001. This decrease in switched access revenues was primarily a result of the reduction in rates we negotiated with our major carriers and a decrease in rates mandated by the FCC. We expect switched access revenue to continue to decline as a percentage of total revenue.

      The following tables summarize revenue from continuing operations:

               ($IN MILLIONS)

REVENUE FROM
CONTINUING OPERATIONS:                2002                 2001                 2000
----------------------                ----                 ----                 ----
Switched access revenue      $ 29.8       20.4%    $ 43.4       31.9%    $ 46.0       41.3%
End customer trade and
  other revenue .......       116.3       79.6%      92.7       68.1%      65.3       58.7%
                             ------      -----     ------      -----     ------      -----
Total .................      $146.1      100.0%    $136.1      100.0%    $111.3      100.0%
                             ======      =====     ======      =====     ======      =====

          ($IN MILLIONS)

REVENUE FROM
CONTINUING OPERATIONS:           2002                  2001                  2000
----------------------           ----                  ----                  ----
CA. NV, IL markets.      $145.9       99.9%    $125.4       92.1%    $ 94.8       85.2%
Other markets .....         0.2        0.1%      10.7        7.9%      16.5       14.8%
                         ------      -----     ------      -----     ------      -----
Total .............      $146.1      100.0%    $136.1      100.0%    $111.3      100.0%
                         ======      =====     ======      =====     ======      =====

      Other markets consist of markets we have exited but do not qualify for classification as discontinued operations under SFAS No. 144.

      Cost of operating revenues for the year ended December 31, 2002 was $84.7 million as compared to $103.6 million for the year ended December 31, 2001. The 18% decrease in the cost of operating revenues is due to a decrease in the number of markets in which we operate and management efforts to "groom" the network by negotiating better rates with providers and reducing inefficiencies and redundancies in network traffic management.

      For the year ended December 31, 2002, selling, general and administrative expenses totaled $108.4 million, a 23% decrease over the $140.0 million for the year ended December 31, 2001. We have experienced substantial reduction in selling, general and administrative expenses due to a reduced workforce. This decreased workforce is a result of operating in fewer markets, the streamlining of our operations and other cost reduction efforts undertaken as part of our operating improvement initiatives and comprehensive reshaping.

      For the year ended December 31, 2002, we recorded $0.7 million in stock-based compensation compared to $3.1 million recorded in 2001. Outstanding options at December 31, 2002 were granted subsequent to our emergence from bankruptcy, and have been accounted for as fixed awards. The expense in the period from July 31, 2002 to December 31, 2002 relates to options granted in 2002 with an exercise price below the market price of the stock.

      During February 2001, we announced the cancellation of our plans to enter 12 Northeast and Northwest markets and the related elimination of 351 collocations. We recorded a network optimization charge of $24.0 million in the first quarter of 2001 associated with the investment we made in switch sites and collocations for these markets.

      During May 2001, we announced plans to close down operations in twelve of the markets we had recently opened, representing more than 180 collocations. We exited those markets over the period from June to September 2001 and recognized a network optimization charge of $209.1 million in the second quarter of 2001. Included in the charge is $126.8 million for the goodwill and customer base associated with the Primary Network business, which was eliminated as a result of the market closings, $65.1 million for property including collocations and switch sites, and $17.2 million for other costs associated with exiting these markets. This charge is reflected as a network optimization cost in our consolidated financial statements.

     In February 2002, we closed down our operations in Charlotte, North Carolina and eliminated certain other non-performing sales offices. We also cancelled the implementation of a new billing system in February 2002. We recognized a network optimization charge of $19.0 million in the first quarter of 2002. Included in the charge was $12.5 million for the write down of our investment in software and assets for a new billing system, $3.7 million for property and equipment including collocations and switch sites and $2.8 million for other costs associated with exiting these markets.

      With respect to the network optimization charges, the total actual charges will be based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from any subsequent subleases, our ability to sell or re-deploy network equipment for growth in our existing network and other factors. With the emergence from the Chapter 11 proceedings, we were able to conclude settlements with several network carriers and numerous office landlords. As a result of these settlements, our future liabilities were dramatically reduced and we were subsequently able to reduce our network optimization accrual in 2002 by $6.4 million.

      For the year ended December 31, 2002, depreciation and amortization was $36.6 million as compared to $56.5 million for the year ended December 31, 2001. This decrease is attributable primarily to the write down of property and equipment due to fresh-start accounting.

     Gross interest expense for 2002 totaled $22.0 million, as compared to $63.8 million for 2001. Interest capitalized for the year ended December 31, 2002 decreased to $1.4 million as compared to $4.9 million for the year ended December 31, 2001. The decrease in interest capitalized is due to the decrease in switching equipment under construction as we have pulled back on our network expansion. Gross interest expense is primarily attributable to the 13% Senior Notes due 2010 we issued in March 2000 and the 13% Senior Notes due 2004 issued in 1997. Interest expense on our 13% Senior Notes due 2010 ceased to accrue after our filing of Chapter 11 on April 8, 2002. With the retirement of all of our 2004 and 2010 Notes, our interest expense will be significantly reduced in future periods.

      Interest income was $4.2 million during the year ended December 31, 2002, compared to $20.8 million for the year ended December 31, 2001. The 80% decrease is a result of decreases in cash and investments during 2002. Cash and investments have been used to pay interest on the senior secured notes, fund operating losses, capital expenditures, pay the $19.0 million consent fee and other costs of recapitalization.

      For the year ended December 31, 2002, we recorded a gain on the discharge of debt of $350.3 million, attributable to the cancellation of our 2010 Notes and our repurchase of $49.2 million in carrying value of our 2004 Notes, as compared to $32.3 million for the year ended 2001, that was attributable to a series of exchanges on our long-term debt as further described in Note 8 of the accompanying consolidated financial statements.

      We incurred net losses before discontinued operations of $25.5 million and $400.3 million for the years ended December 31, 2002 and 2001, respectively.

      As of the effective date of our emergence from Chapter 11, the authorized, issued and outstanding Series C and Series D Preferred Stock were cancelled. Dividends on these series of preferred stock ceased to accrue after we filed our bankruptcy petition on April 8, 2002.

YEAR ENDED DECEMBER 31, 2001 VS. 2000

      Results from discontinued operations have been excluded from this comparison. As a result, this comparison will differ from any comparison previously presented.

      Total operating revenues increased to $136.1 million for the year ended December 31, 2001 as compared to $111.3 million for the year ended December 31, 2000. The 22% increase in revenue was primarily the result of an increase in the average lines in service. Our switched access revenues decreased $2.6 million or 6% from the year ended December 31, 2000. This decrease in switched access revenues was primarily a result of the reduction in rates we negotiated with our major carriers.

      Cost of operating revenues for the year ended December 31, 2001 was $103.6 million as compared to $82.6 million for the year ended December 31, 2000. The 25% increase is due to the increased number of lines in service, the cost to install the increased number of lines and operational expenses associated with the backbone of our network.

      For the year ended December 31, 2001, selling, general and administrative expenses totaled $140.0 million, a 12% decrease over the $159.1 million for the year ended December 31, 2000. The decrease was primarily a result of decreased advertising expense. The decrease was also the result of costs attributable to the reduction of personnel and expenses related to the markets we exited in 2001.

      For the year ended December 31, 2001, we recorded $3.1 million in stock-based compensation compared to $3.3 million recorded in 2000. This expense related to in-the-money stock options granted in 1999, 2000, and 2001. Due to our re-pricings of stock options, we were subject to variable plan accounting. We recognized $0.1 million in stock-based compensation expense for the options exchanged in September 2001 as the market price of our common stock at December 31, 2001 was above the current exercise prices.

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

      During May 2001, we announced plans to close down operations in twelve of the markets we had recently opened, representing more than 180 collocations. We exited those markets over the period from June to September 2001 and recognized a network optimization charge of $209.1 million in the second quarter of 2001. Included in the charge is $126.8 million for the goodwill and customer base associated with the Primary Network business, which was eliminated as a result of the market closings, $65.1 million for property including collocations and switch sites, and $17.2 million for other costs associated with exiting these markets. This charge is reflected as a network optimization cost in our consolidated financial statements.

      With respect to the network optimization charges, the total actual charges will be based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from any subsequent subleases, our ability to sell or re-deploy network equipment for growth in our existing network and other factors. With the emergence from the Chapter 11 proceedings, we were able to conclude settlements with several network carriers and numerous office landlords. As a result of these settlements, our future liabilities were dramatically reduced and we were subsequently able to reduce our network optimization accrual in 2002 by $6.4 million.


      For the year ended December 31, 2001, depreciation and amortization was $56.5 million as compared to $41.5 million for the year ended December 31, 2000. This increase was a result of placing additional assets in service in accordance with the planned build-out of our network.

      Gross interest expense for 2001 totaled $63.8 million, as compared to $56.6 million for 2000. Interest capitalized for the year ended December 31, 2001 decreased to $4.9 million as compared to $10.7 million for the year ended December 31, 2000. The decrease in interest capitalized was due to the decrease in switching equipment under construction as our network expansion slowed during 2001. Gross interest expense is primarily attributable to the 13% Senior Notes due 2010 we issued in March 2000 and the 13% Senior Notes due 2004 issued in 1997.

      Interest income was $20.8 million during the year ended December 31, 2001 compared to $41.5 million for the year ended December 31, 2000. The 50% decrease is a result of decreases in cash and investments during 2001. Cash and investments had been used to purchase switching equipment, pay interest on the senior secured notes, fund operating losses and fund other capital expenditures.

      For the year ended December 31, 2001, we recorded a gain on the discharge of debt of $32.3 million. This was attributable to a series of exchanges of our long-term debt as further described in Note 8 of the accompanying consolidated financial statements. For the year ended December 31, 2000, we recorded a loss on the discharge of debt of $20.1 million that was attributable to a series of exchanges on our long-term debt.

      We incurred net losses before discontinued operations of $400.3 million and $211.7 million for the years ended December 31, 2001 and 2000, respectively.

      For the year ended December 31, 2001, we recognized preferred stock dividends of $21.8 million paid in shares of our common stock to holders of our Series D convertible preferred stock, which included $6.6 million related to the inducement feature included in the conversion of preferred stock to common stock. Preferred stock dividends have been eliminated as a result of our recapitalization.

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

LIQUIDITY AND CAPITAL RESOURCES

      To date, we continue to incur negative cash flows from operating activities; however, we believe that we have sufficient resources to fund our planned operations, assuming the completion, as planned, of the transactions to sell customers and assets in Florida, Georgia, Ohio, Michigan and Texas; and successful implementation of other management initiatives. The Asset Sales for our customers and assets in Ohio and Michigan were completed on March 18, 2003. The funding necessary for our ongoing operations could be materially affected by the failure to complete one or more of the transactions described above or a number of other factors. These factors, among others, may indicate that we may not be able to continue as a going concern.

      We have completed, and are pursuing, several initiatives intended to increase liquidity and better position us to compete under current conditions and anticipated changes in the telecommunications sector. These include:

      - Implementing our balance sheet recapitalization as described in Notes 2 and 8 to the accompanying consolidated financial statements

      - Selling customers and assets in our Florida, Georgia, Ohio, Michigan and Texas markets. The sale of Ohio and Michigan markets was completed on March 18, 2003 and Texas on March 27, 2003. The remaining sales are expected to be completed by the end of April 2003

      - Continuing to have available $7.5 million, three-year funding facility secured by certain customer accounts receivables

      - Seeking additional equity or other debt financing on terms acceptable to us

      - Pursuing discussions with companies who may be interested in acquiring our assets or business, in whole or in part, and discussions with companies who may be interested in selling their assets or business, in whole or in part, to us

      - Continuing to update our prospective business plans and forecasts to assist in monitoring current and future liquidity

      - Closing or selling unprofitable or under-performing markets or collocations

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

      As of December 31, 2002, we had $10.8 million in unrestricted cash and cash equivalents and investments available for sale. To date, our revenues have generated only a portion of the cash necessary to fund our operations. We have incurred a loss in each year since inception, and we expect to continue to incur operating losses into the second quarter of 2003. Our near-term source of liquidity is our unrestricted cash accounts and management of accounts payable. Our accounts receivable financing arrangement which allows us to receive advances of up to $7.5 million against certain accounts receivable expected to be received in the future will also be a source of near-term liquidity. In addition, the successful completion of the customer and asset sale transactions described above will generate approximately $17.0 to $20.0 million in cash over the next few months. This cash inflow when combined with our cost-saving initiatives, and our accounts receivable based financing arrangement, will generate enough liquidity to fully fund our business on a continuing basis.

      We cannot assure investors that we will be able to successfully complete the initiatives described above to allow us to generate the funds needed to operate our business. We cannot assure investors that we will be successful in obtaining additional debt or equity financing on terms acceptable to us, or at all, or that our estimate of cash flow or need for any additional funds is accurate.

      Developing and maintaining our network and business has required and will continue to require us to incur capital expenditures primarily consisting of the costs of purchasing switching and customer premises equipment. Cash outlays for capital expenditures during 2002 were $16.8 million.

        Our capital expenditures will focus on the augmentation of our network to add new products and customers and to improve the cost efficiency of our network, as we have completed the footprint build-out of our network in the markets in which we operate. To conserve cash we have also decided to delay any further upgrade and augmentation of our operational support systems. We will continue to rely on our existing operational support systems, which we believe are adequate to support our business

      We continually evaluate our capital requirements plan in light of developments in the telecommunications industry and market acceptance of our service offerings. The actual amount and timing of future capital requirements may differ materially from our estimates as a result of, among other things:

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

CASH FLOW DISCUSSION

      In summary our cash flows for the year ended December 31, 2002 were:

                                               YEAR ENDED
                                                DECEMBER
                                                31, 2002
                                                --------
(IN THOUSANDS)

Net Cash Used in Operating Activities ...      $(124,238)
Net Cash Provided by Investing Activities      $ 146,059
Net Cash Used in Financing Activities ...      $ (20,198)

      The above summary of cash flows includes cash and cash equivalents and it does not include investments available for sale.

      Cash, Cash Equivalents And Investments Available For Sale: At December 31, 2002, cash and cash equivalents were $10.8 million. There are no investments available-for-sale at December 31, 2002. Restricted cash amounted to $13.6 million as of December 31, 2002. The restricted cash primarily represents a commitment we made in September 2001, to pay up to $4.5 million for employee retention and incentive compensation bonuses, subject to the terms of the agreements. In addition, we committed to pay up to $7.5 million in severance payments to certain employees in the event they are terminated involuntarily, without cause or if they terminate voluntarily with good cause. In November 2001, we established an irrevocable grantor trust, which was funded at a level sufficient to cover the maximum commitment for retention, incentive compensation and severance payments. For the year ended December 31, 2002 we paid out $4.3 million relating to these commitments and an additional $0.6 million out of restricted investments to settle a dispute related to an acquisition made by one of our subsidiaries in June 1999. In October 2002, we established and funded an irrevocable grantor trust with $2.0 million, an amount sufficient to pay all severance benefit obligations pursuant to employment agreements for several of our executives and any other severance or retention agreements in effect that were not funded by the trust adopted by us in November, 2001. In November 2002, we established a $2.0 million trust for the future purchase, if needed, of run-off directors and officers insurance. Restricted investments at December 31, 2002, also includes $1.9 million of escrow funds related to disputed charges between SBC Telecommunications and us. In February 2003, a final settlement of the disputed charges was reached and $1.2 million was released and returned to us, while $0.7 million was released and paid to SBC Telecommunications.

      Operating Activities: We used $124.2 million in cash for operations for the year ending December 31, 2002. The use of cash in 2002 was primarily the result of operating expenses incurred in the on-going operation of our business, and reorganization expense payments offset by cash revenues.

      Investing Activities: For the year ending December 31, 2002, we were provided with $146.1 million in cash from investing activities. The cash provided in 2002 primarily represents sale of investments available-for-sale to fund our operating losses and capital requirements and proceeds from the sale of our corporate aircraft.

      Financing Activities: For the year ending December 31, 2002, we used $20.2 million of cash for financing activities. The cash used in 2002 represents primarily payments on capital lease obligations and the repurchase of our Senior Notes due 2004.

GOING CONCERN

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

    We incurred losses applicable to common stockholders of $98.4 million, $489.5 million and $268.4 million in 2002, 2001 and 2000, respectively. We have continued to generate negative cash flows from operating and investing activities to date in 2003; however, we believe that we will have sufficient resources to fund our planned operations, assuming the completion, as planned, of the transactions to sell customers and assets in Florida, Georgia and Texas, and successful implementation of other management initiatives.

    We have completed, and are pursuing, several initiatives intended to increase liquidity and better position us to compete under current conditions and anticipated changes in the telecommunications sector. These include:

    o As further described in Note 4 to the accompanying consolidated financial statements, on January 8, 2003, we announced plans to sell customers and assets in Florida, Georgia, Texas, Michigan and Ohio to other service providers. The transactions for Ohio and Michigan were completed on March 18, 2003 and Texas on March 27, 2003. The remaining transactions are expected to close by the end of April 2003 and are expected to provide approximately $17.0 to $20.0 million of cash to us over the next few months.

    o In January 2003, we obtained a three-year, $7.5 million funding facility secured by certain accounts receivables

    o Discussions with companies who may be interested in acquiring us or our other remaining assets, in whole or in part, and discussions with companies who may be interested in selling their assets or business, in whole or in part, to us

    o Aggressively seeking possible additional equity or other financing sources on terms acceptable to us

    o Continuing to update our prospective business plans and forecasts to assist in monitoring current and future liquidity

    o  Closing unprofitable or underperforming markets

    o Reducing general and administrative expenses through various cost cutting measures

    o  Introducing new products and services with higher profit margins

    o Analyzing the pricing of our current products and services to ensure they are competitive and meet our objectives

    o Redeploying assets held for future use to reduce the requirement for capital expenditures

    Our continuation as a going concern is dependent on our ability to meet the above initiatives, among others, and especially the completion, as planned, of the remaining sales of customers and assets in Florida and Georgia. However, there can be no assurance that we will be successful in completing the above initiatives. We cannot assure that our estimate of funding required is accurate. Our financial statements do not include any adjustments relating to the recoverability and classification of assets and the satisfaction and classification of liabilities that might be necessary should we be unable to continue as a going concern.

EFFECTS OF NEW ACCOUNTING STANDARDS

Accounting for Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). Upon adoption of SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. This statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. As required by SOP 90-7, we have implemented this statement as part of fresh-start accounting. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). We adopted the provisions of this standard on January 1, 2002. This standard addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material effect on our consolidated financial statements other than the presentation of assets held for sale and discontinued operations.

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). This standard rescinds FASB No. 4 and an amendment to that Statement, FASB No. 64, which relates to extinguishment of debt. It rescinds FASB No. 44, which relates to certain sale-leaseback transactions. We adopted this standard on July 30, 2002, in connection with the implementation of fresh-start accounting. The adoption of SFAS No. 145 did not have a material effect on our consolidated financial statements, other than classifying in continuing operations amounts related to debt extinguishment previously presented as extraordinary in the accompanying statements of operations.

Accounting for Costs Associated with Exit or Disposal Activities

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We adopted this standard on July 30, 2002, in connection with the implementation of fresh-start accounting. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

Accounting for Stock-Based Compensation

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation"(SFAS No. 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. These amendments to SFAS 123 are effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting" (APB No. 28), to require disclosure about those effects in interim financial information. These amendments to SFAS 123 and APB No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 in 2002 did not have a material effect on our consolidated financial statements.

RISK FACTORS AND TRENDS/UNCERTAINTIES THAT MAY AFFECT OUR BUSINESS

FAILURE TO CLOSE ONE OR MORE OF A SERIES OF STRATEGIC AND FINANCIAL TRANSACTIONS CURRENTLY PENDING COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND OPERATING RESULTS

      On January 8, 2003, we announced a series of strategic and financial transactions to further strengthen us financially and focus our operations on the California, Nevada and Illinois markets. We are bringing geographic concentration to our business by selling our customers and assets in Florida, Georgia, Ohio, Michigan and Texas to other service providers (the "Asset Sales"). The Asset Sales for customers and assets in Ohio and Michigan were completed on March 18, 2003 and Texas on March 27, 2003. Completion of the remaining Asset Sales is subject to a number of closing conditions and contingencies. When consummated, the Asset Sales are expected to generate net proceeds to us of approximately $17.0 million to $20.0 million over the next few months.

      Our inability to close one or more of these transactions could have a material adverse effect on our results of operations and financial condition.

WE MAY NEED ADDITIONAL FUNDS THAT WE MAY NOT BE ABLE TO OBTAIN

      We will require capital to fund the development of our business and services as well as our operating costs. If we cannot generate or otherwise obtain sufficient funds, this may have a negative impact on our growth and our ability to compete in the communications industry. We expect to fund any capital requirements through existing resources, internally generated funds and debt or equity financing, if needed. The inability to close one or more of the Asset Sales as planned could have a material adverse effect on our liquidity. We cannot assure you we will be successful in raising sufficient debt or equity financing, if needed, on acceptable terms or at all.

THE VALUE OF THE EQUITY SECURITIES MAY BE NEGATIVELY AFFECTED BY ADDITIONAL ISSUANCES OF EQUITY SECURITIES BY THE REORGANIZED COMPANY AND GENERAL MARKET FACTORS

      Issues or sales of equity by us will likely be heavily dilutive. There can be no certainty as to the effect, if any, that future issuances or sales of equity securities by us, or the availability of such equity securities for future issue or sale, would have on the price of our common stock prevailing from time to time. Sales of substantial amounts of equity securities of ours in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our stock could adversely affect the prevailing price of our stock.

LACK OF TRADING MARKET FOR OUR SECURITIES

      Our common stock is traded on the NASD OTC Bulletin Board (under the symbol "MPOW.OB"). As a result, it is expected that our stockholders will find it more difficult to buy or sell shares of, or obtain accurate quotations as to the market value of, our common stock. In addition, our common stock may be substantially less attractive as collateral for margin borrowings and loan purposes, for investment by financial institutions under their internal policies or state legal investment laws, or as consideration in future capital raising transactions.

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

WE HAVE HISTORICALLY RECORDED LOSSES AND NEGATIVE CASH FLOW

      We recorded net losses of $94.4 million in 2002, $467.7 million in 2001 and $244.7 million in 2000. In addition, we had negative cash flow from operations of $124.2 million in 2002, $219.3 million in 2001 and $141.3 million in 2000. At the present time, we do not generate enough cash flow to cover our operating and investing expenses. We expect to record significant net losses and generate negative cash flow from operations for the first six months of 2003. If the Asset Sales are not completed as planned, there could be a material adverse effect on our cash flow. We cannot assure you that we will achieve or sustain profitability or generate sufficient positive cash flow from operations to meet our planned capital expenditures, working capital and any future debt service requirements.

FUTURE DEBT MAY CREATE FINANCIAL AND OPERATING RISK

      Debt we may incur in the future could have important consequences to you, including the following:

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

      - Future agreements which may govern the terms of debt we may incur may contain covenants that may restrict our ability to:

           -     incur additional debt;

           -     pay dividends and make other distributions;

           -     prepay subordinated debt;

           -     make investments and other restricted payments;

           -     create liens and sell assets; and

           -     engage in transactions with affiliates.

OUR CASH FLOW MAY NOT BE SUFFICIENT TO PERMIT REPAYMENT OF ANY FUTURE INDEBTEDNESS WHEN DUE

      Our ability to make payments on and to refinance any future indebtedness will depend on our ability to generate cash flow in the future. We cannot assure you that our business will generate sufficient cash flow from operations to meet any future debt service requirements. Our cash flow from operations may be insufficient to repay any future indebtedness at scheduled maturity and some or all of any such indebtedness may have to be refinanced. If we are unable to refinance our debt or if additional financing is not available on acceptable terms, or at all, we could be forced to dispose of assets under certain circumstances that might not be favorable to realizing the highest price for the assets or to default on our obligations with respect to our indebtedness.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE AND WILL BE DIFFICULT TO PREDICT

      Our annual and quarterly operating results are likely to fluctuate significantly as a result of numerous factors, many of which are outside of our control. These factors include:

      - our limited operating history, which makes predicting future results difficult;

      - delays in the generation of revenue because certain network elements have lead times that are controlled by incumbent carriers and other third parties

      - the ability to develop and commercialize new services by us or our competitors

      - the ability to deploy on a timely basis our services to adequately satisfy customer demand

      -     our ability to successfully operate and maintain our networks

      -     the rate at which customers subscribe to our services

      - decreases in the prices for our services due to competition, volume-based pricing and other factors

      - the development and operation of our billing and collection systems and other operational systems and processes

      - the rendering of accurate and verifiable bills from the incumbent carriers from whom we lease transport and resolution of billing disputes

      - the incorporation of enhancements, upgrades and new software and hardware products into our network and operational processes that may cause unanticipated disruptions

      - the interpretation and enforcement of regulatory developments and court rulings concerning the 1996 Telecommunications Act, interconnection agreements and the antitrust laws

OUR SUCCESS DEPENDS ON THE EFFECTIVENESS AND RETENTION OF OUR MANAGEMENT TEAM

      Our business is managed by a small number of key management personnel, the loss of some of whom could impair our ability to carry out our business plan. We believe our future success will depend in large part on our ability to attract and retain highly skilled and qualified personnel. We cannot assure you that our senior management team will remain with us. Under our circumstances, it may be difficult to find suitable replacements for any departing management personnel. We do not maintain key man insurance on our officers.

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

      While we had experienced rapid growth since our inception through 2001, we do not anticipate significant rapid growth in 2003. However, any sustained growth will place a strain on our operational, human and financial resources. Any significant growth will also increase our operating complexity as well as the level of responsibility for both existing and new management personnel. Our ability to manage our growth effectively will depend on the continued development of plans, systems and controls for our operational, financial and management needs and on our ability to expand, train and manage our employee base.

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

OUR FAILURE TO ACHIEVE OR SUSTAIN MARKET ACCEPTANCE AT DESIRED PRICING LEVELS COULD IMPAIR OUR ABILITY TO ACHIEVE PROFITABILITY OR POSITIVE CASH FLOW

      Prices for data communication services have fallen historically, a trend which may continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our ability to meet price competition may depend on our ability to operate at costs equal to or lower than our competitors or potential competitors. There is a risk that competitors, perceiving us to lack capital resources, may undercut our rates or increase their services or take other actions in an effort to force us out of business. Our failure to achieve or sustain market acceptance at desired pricing levels could impair our ability to achieve profitability or positive cash flow.

IF WE ARE UNABLE TO NEGOTIATE AND ENFORCE FAVORABLE INTERCONNECTION AGREEMENTS, WE COULD HAVE DIFFICULTY OPERATING PROFITABLY IN OUR EXISTING MARKETS

      We must renew favorable interconnection agreements with other companies, including incumbent carriers, in markets we have entered. The rates charged to us under the interconnection agreements might not continue to be low enough for us to attract a sufficient number of customers and to operate the business on a profitable basis. In addition, our interconnection agreements provide for our connection and maintenance orders to receive attention on the same basis as the incumbent carriers' customers and for the incumbent carriers to provide adequate capacity to keep blockage within industry standards. However, from time to time, we have experienced excessive blockage in the delivery of calls to and from the incumbent carriers due to an insufficient number of trunk circuits installed between incumbent carriers' switches and our switches. Blocked calls result in customer dissatisfaction, which may result in the loss of business.

DELAYS BY THE INCUMBENT CARRIERS IN CONNECTING OUR CUSTOMERS TO OUR NETWORK COULD RESULT IN CUSTOMER DISSATISFACTION AND LOSS OF BUSINESS

      We rely on the timeliness of incumbent carriers and competitive carriers in processing our orders for customers switching to our service and in maintaining the customers' standard telephone lines to assure uninterrupted service. The incumbent carriers are our competitors and have limited experience leasing standard telephone lines to other companies. Therefore, the incumbent carriers might not be able to provide and maintain leased standard telephone lines in a prompt and efficient manner as the number of standard telephone lines requested by competitive carriers increases.

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

OUR RELIANCE ON A LIMITED NUMBER OF EQUIPMENT SUPPLIERS COULD RESULT IN ADDITIONAL EXPENSES

      We currently rely and expect to continue to rely on a limited number of third party suppliers to manufacture the equipment we require to implement our DSL and T1 technologies. If our suppliers enter into competition with us, or if our competitors enter into exclusive or restrictive arrangements with our suppliers it may materially and adversely affect the availability and pricing of the equipment we purchase. Our reliance on third-party vendors involves a number of additional risks, including the absence of guaranteed supply and reduced control over delivery schedules, quality assurance, production yields and costs.

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

CHANGES IN LAWS OR REGULATIONS COULD RESTRICT THE WAY WE OPERATE OUR BUSINESS AND NEGATIVELY AFFECT OUR COSTS AND COMPETITIVE POSITION

      A significant number of the services we offer are regulated at the federal, state and/or local levels. If these laws and regulations change or if the administrative implementation of laws develops in an adverse manner, there could be an adverse impact on our costs and competitive position. In addition, we may expend significant financial and managerial resources to participate in administrative proceedings at either the federal or state level, without achieving a favorable result. We believe incumbent carriers and others may work aggressively to modify or restrict the operation of many provisions of the Telecommunications Act. We expect incumbent carriers and others to continue to pursue litigation in courts, institute administrative proceedings with the FCC and other state regulatory agencies and lobby the United States Congress, all in an effort to affect laws and regulations in a manner favorable to them and against the interest of competitive carriers. We believe that the recent changes in the make-up of the FCC and leadership changes in the Congress may create an atmosphere that is more favorable to the incumbent carriers. For more details about our regulatory situation, please see "Government Regulations".

WE MAY FACE CHALLENGES TO THE USE OF THE MPOWER TRADEMARK

      Other companies utilizing trademarks that are similar to our trademark may at some time challenge our use of the Mpower mark. A challenge to the mark could result in litigation to defend our mark and could ultimately require us to adopt a new trademark for our services and products.

A FAILURE TO OBTAIN APPROVAL OF A SETTLEMENT OF OUR CLASS ACTION LAWSUIT AND A SUBSEQUENT ADVERSE DECISION IN AN APPEAL OF THAT LAWSUIT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

      In September 2000, a class action lawsuit was commenced against us, alleging violations of the Securities Exchange Act of 1934 and rule 10(b)-5 thereunder (the "Exchange Act") and Section 11 of the Securities Act of 1933. On February 11, 2002, the United States District Court for the Western District of New York entered its Decision and Order dismissing the class action lawsuit. That Decision and Order have been appealed to the United States Court of Appeals for the Second Circuit. On April 8, 2002, we filed a petition for a relief under Chapter 11 of the Bankruptcy Code, and as of the effective date of our First Amended Joint Plan of Reorganization (July 30, 2002), we were was discharged and released from any "Claim, Debt and Interest," except as otherwise stated in the Plan, as set forth in the final Confirmation Order entered by the United States Bankruptcy Court for the District of Delaware on July 17, 2002. Although we are no longer a defendant in the class action lawsuit and can have no direct liability to the plaintiffs; we nevertheless remain obligated to indemnify the remaining individual defendants in the event of an adverse decision against them in the lawsuit. The plaintiffs and the remaining individual defendants have entered into a tentative settlement of the class action lawsuit, and have submitted a Preliminary Approval Order to the Court, seeking approval of the settlement in accordance with a Stipulation of Settlement dated February 6, 2003. If approved, the settlement would dismiss the action with prejudice. All settlement payments and remaining attorneys fees and other legal expenses incurred by the defendants are to be paid by our insurance carrier. A hearing is scheduled for

October 1, 2003 to determine whether the proposed settlement of the action on the terms and conditions provided for in the Stipulation is fair, reasonable and adequate and should be approved by the Court. While we believe the remaining individual defendants anticipate that the proposed Settlement will be approved, will continue to deny any wrongdoing and will vigorously contest the suit if not settled, any judgment which we must indemnify the remaining defendants for that is significantly larger than our available insurance coverage could have a material adverse effect on our results of operations and/or financial condition.

THE PRICES WE CHARGE FOR OUR SERVICES AND PAY FOR THE USE OF SERVICES OF INCUMBENT CARRIERS AND OTHER COMPETITIVE CARRIERS MAY BE NEGATIVELY AFFECTED IN REGULATORY PROCEEDINGS, WHICH COULD RESULT IN DECREASED REVENUES, INCREASED COSTS AND LOSS OF BUSINESS

      If we were required to decrease the prices we charge for our services or to pay higher prices for services we purchase from incumbent carriers and other competitive carriers, it would have an adverse effect on our ability to achieve profitability and offer competitively priced services. We must file tariffs with state and federal regulators which indicate the prices we charge for our services. In addition, we purchase some tariffed services from incumbent carriers and/or competitive carriers. The rates we pay for other services we purchase from incumbent carriers and other competitive carriers are set by negotiations between the parties. All of the tariffed prices may be challenged in regulatory proceedings by customers, including incumbent carriers, competitive carriers and long distance carriers who purchase these services. These negotiated rates are also subject to regulatory review. In April 2001, the FCC released an order establishing benchmark rates for competitive local carrier switched access charges. Under the order, competitive local carrier access rates that are at or below the benchmark rates will be presumed to be just and reasonable, and carriers like us may impose them by tariff. Above the benchmark, these carriers' access service will be mandatorily detariffed, so the competitive local carriers must negotiate higher rates with long distance carriers. During the pendency of the negotiations, or if the parties cannot agree, the local carrier must charge the long distance carrier the appropriate benchmark rate. This could have an adverse impact on our expected revenues and operating results. The prices charged by incumbent carriers for unbundled network elements, collocations and other services upon which we rely are subject to periodic review by state regulatory agencies. Change in these prices may adversely affect our business. For more details about our regulatory situation, please see "Government Regulations".

TABLE OF FUTURE COMMITMENTS

      As of December 31, 2002, we are obligated to make cash payments in connection with our capital leases, debt, operating leases and circuit lease obligations. The effect of these obligations and commitments on our liquidity and cash flows in future periods are listed below. All of these arrangements require cash payments over varying periods of time. Certain of these arrangements are cancelable on short notice and others require termination or severance payments as part of any early termination. Included in the table below are obligations for continuing operations. Certain of the circuit lease obligations associated with continuing operations are interrelated with the discontinued operations. If we are successful in our negotiations with certain suppliers, upon the sale of the discontinued operations we may be relieved of certain of the circuit lease obligations.

                                                                      2006 AND
CONTRACTUAL OBLIGATIONS:           2003        2004        2005        BEYOND
------------------------           ----        ----        ----        ------
                                             (IN THOUSANDS)
Capital lease obligations .      $ 2,570      $  371      $   --      $    --
Long-term debt ............        2,068          --          --           --
Operating lease obligations        6,265       5,837       3,124        8,207
Circuit lease obligations .       19,267       2,463          79           --
                                 -------      ------      ------      -------
Total .....................      $30,170      $8,671      $3,203      $ 8,207
                                 =======      ======      ======      =======

      Cumulative future obligations for switching facilities and office rents in discontinued markets is $19.7 million. Once our discontinued operations are sold, we will remain contingently liable for several of the obligations in these markets.

      We have no material off-balance sheet debt or other unrecorded obligations other than the items noted in the above table.

      Approximately $1.5 million of the operating lease payments and circuit lease payments are remaining as part of our accrued network optimization costs originally recorded in June 2001 and February 2002. We have had sufficient liquidity and capital resources to fund these obligations through the end of 2002 and will have funds available to continue to pay these obligations assuming the sales of certain markets as further described in the Capital Resources and Liquidity section are completed as scheduled. There can be no assurances that additional funding, if needed, will be available at all, or that if available, such financing will be obtainable on terms favorable to us. We are currently working with our landlords and vendors to reduce these future commitments through negotiated settlements or more favorable terms.

FORWARD LOOKING STATEMENTS

      Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that certain statements contained in this Report regarding our and/or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We wish to caution the reader these forward-looking statements are not historical facts and are only estimates or predictions. Actual results may differ materially from those projected as a result of risks and uncertainties including, but not limited to, the consummation of the Asset Sales and the expected financial and operational improvements from the transactions described herein, anticipated cost reductions, market makers independent decisions to create a market in our common stock, future sales growth, market acceptance of our product offerings, our ability to secure adequate financing or equity capital to fund our operations, network expansion, our ability to manage rapid growth and maintain a high level of customer service, the performance of our network and equipment, our ability to enter into strategic alliances or transactions, the cooperation of incumbent local exchange carriers in provisioning lines and interconnecting our equipment, regulatory approval processes, changes in technology, price competition and other market conditions and risks detailed from time to time in our filings with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information, or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In November 2002, $49.2 million in carrying value of our 13% Senior Notes due 2004 (the "2004 Notes") were repurchased for $14.2 million in cash, leaving $2.1 million of 2004 Notes outstanding at December 31, 2002. On January 3, 2003, the remainder of our 2004 Notes with a Face value of $2.1 million were repurchased for $2.2 million in cash. The 2004 Notes bore fixed interest rates. As a result, the fair market value of this debt was sensitive to changes in prevailing interest rates. We ran the risk that market rates would decline and the required payments would exceed those based on the current market rate. We did not use interest rate derivative instruments to manage our exposure to interest rate changes. The fair value of our 2004 Notes outstanding was approximately $2.1 million at December 31, 2002 as compared to a carrying value of $2.1 million. A hypothetical 1% decrease in interest rates would have had no material effect on our long-term debt.

      The remainder of our long-term debt consists primarily of fixed and variable rate capital lease obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is submitted as a separate section of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The information required by this Item was previously disclosed in a Form 8-K and 8-K/A dated July 30, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Our executive officers and directors, and their respective ages as of March 21, 2003, are as follows:

NAME                          AGE                   POSITION
----                          ---                   --------
Rolla P. Huff..............    46    Chief Executive Officer and Chairman of the
                                     Board
Michael E. Cahr............    62    Director
Michael M. Earley..........    47    Director
Robert M. Pomeroy..........    40    Director
Richard L. Shorten, Jr.....    35    Director
Joseph M. Wetzel...........    47    President, Chief Operating Officer and
                                     Director
S. Gregory Clevenger.......    39    Executive Vice President - Chief Financial
                                     Officer and Director
Russell I. Zuckerman.......    55    Senior Vice President, General Counsel and
                                     Corporate Secretary
Roger A. Pachuta...........    60    Senior Vice President Network Services
Steven A. Reimer...........    47    Senior Vice President Customer Operations
Michele D. Sadwick.........    36    Vice President Customer Base Management
Robert L. Scott............    40    Senior Vice President and Chief Information Officer
G. Bradley Terry...........    43    President of Sales
Michael J. Tschiderer......    43    Vice President of Finance and Controller

      Rolla P. Huff currently serves as our chief executive officer and has been chairman of our board of directors since July 2001. Mr. Huff was elected to our board of directors pursuant to the terms of his employment agreement. Mr. Huff was elected as our chief executive officer and president and as a member of our board of directors in November 1999. From March 1999 to September 1999, Mr. Huff served as president and chief operating officer of Frontier Corporation and served as executive vice president and chief financial officer of that corporation from May 1998 to March 1999. From July 1997 to May 1998, Mr. Huff was president of AT&T Wireless for the Central U.S. region and Mr. Huff served as senior vice president and chief financial officer of that company from 1995 to 1997. From 1994 to 1995, Mr. Huff was financial vice president of mergers and acquisitions for AT&T.

      Michael E. Cahr has served on our board of directors since July 30, 2002. Since April 1999, Mr. Cahr has been president and chief executive officer of Saxony Consultants. He also served as president of that company from 1980 to 1987. During the interim, from 1994 to March 1999, Mr. Cahr served as chairman, president and chief executive officer of Allscripts, a medication management solutions company. From 1987 to 1994, Mr. Cahr was Venture Group Manager for Allstate Venture Capital. Mr. Cahr was president, chief executive officer and owner of Abbey Fishing Company from 1973 to 1980. From 1963 to 1973 Mr. Cahr held various positions at Sun Chemical Corporation. Mr. Cahr also serves as a director of Lifecell Corporation, Truswal Systems and PacificHealth Laboratories, Inc.

      Michael M. Earley has served on our board of directors since July 30, 2002. Mr. Earley has been an advisor to a number of businesses, acting in a variety of management roles since 1997. He was appointed president and chief executive officer of Metropolitan Health Networks, Inc., a provider of healthcare and pharmacy services in March 2003. During 2000 and 2001, Mr. Early was a consultant to and acting chief executive officer of Collins Associates, an institutional money management firm. From 1998 to 1999, Mr. Earley served as principal and owner of Triton Group Management Inc, a business advisory concern. From 1994 to 1997 served as president of Triton Group Ltd., a public diversified holding company. From 1991 to 1993, Mr. Earley was senior vice president, chief financial officer and director of Intermark, Inc. and Triton Group Ltd., during which time the two companies were restructured and consolidated through a pre-arranged Chapter 11 proceeding. From 1986 to 1990, Mr. Earley held the positions of chief financial officer of Triton Group Ltd.

and vice president corporate development for Triton Group Ltd. and Intermark, Inc. Mr. Earley was controller for International Robomation/Intelligence from 1983 to 1985 and an audit and tax member of the Ernst & Whinney accounting firm from 1978 to 1983.

      Robert M. Pomeroy has served on our board of directors since July 30, 2002. Mr. Pomeroy is a C.P.A. and served as chief financial officer of Graphnet, Inc. from September 2000 to August 2001. From June 1999 to August 2000, Mr. Pomeroy was a senior equity research analyst for Goldman Sachs & Co. He was a vice president at Credit Suisse First Boston from May 1998 to June 1999, vice president at Credit Lyonnais Securities (USA) from 1995 to February 1998. Mr. Pomeroy served as an associate analyst at Bear Stearns from 1994 to 1995 and with Lehman Brothers from 1992 to 1994. From 1984 to 1992, Mr. Pomeroy held financial positions at Kidder Peabody Asset Management, Ernst & Whinney, and Touche Ross.

      Richard L. Shorten, Jr. has served on our board of directors since July 30, 2002. Mr. Shorten has been managing director of Pacific Alliance Limited, LLC since August 2001. Mr. Shorten has been a director and on the audit committee of First Avenue NetWorks, Inc., since November 2001. From May 2000 to August 2001, Mr. Shorten was executive vice president and director of Graphnet, Inc. From December 1999 to April 2000, Mr. Shorten served as senior vice president of Data Services for Viatel Inc., following the company's acquisition of Destia Communication where he held the position of Senior Vice President from December 1997 to December 1999. Mr. Shorten was a corporate associate with Cravath, Swaine and Moore from 1992 to 1997.

      S. Gregory Clevenger has served as our executive vice president and chief financial officer since April 2002. Mr. Clevenger joined our company as senior vice president - corporate development in January 2000 and served from May 2001 to April 2002 as our executive vice president - chief strategic and planning officer. He was elected to our board of directors in March 2002. From 1997 to December 1999, Mr. Clevenger was vice president of investment banking at Goldman, Sachs & Co. in the communications, media and entertainment group in Singapore and New York. From 1992 to 1997, Mr. Clevenger was an associate and vice president in the investment banking division of Morgan Stanley & Co. Incorporated in New York, Hong Kong and Singapore in a variety of groups including the global telecommunications group and the global project finance and leasing group.

      Joseph M. Wetzel currently serves as our president and chief operating officer. Mr. Wetzel joined our company as president of operations in August 2000, and served in that role from August 2000 through July 2001 and at which time he assumed his current position. He was elected to our board of directors in March 2002. From 1997 to 2000, Mr. Wetzel was vice president of technology with MediaOne Group and from 1993 to 1997 was vice president of technology with MediaOne's multimedia group. From 1986 to 1993, Mr. Wetzel served in numerous positions with US West Advanced Technologies, including senior director, technical management and program management.

      Russell I. Zuckerman joined our company in January 2000 as director of national legal affairs and has served as our secretary since April 2000. Since December 2000, he has served as senior vice president, general counsel and secretary. Prior to December 2000, Mr. Zuckerman had been in private practice since 1973 with Underberg & Kessler, LLP, and served as managing partner and chairman of the firm's litigation department.

      Michael J. Tschiderer joined our company in May 2000 and has served as our vice president of finance and controller since March 2001. Mr. Tschiderer served as our vice president, finance and administration from May 2000 to March 2001. Before joining us, Mr. Tschiderer had been a partner in the accounting firm of Bonadio & Co. in Rochester, New York from 1995 to April 2000. Mr. Tschiderer was responsible for the management consulting division at Bonadio & Co. From 1989 to 1995, Mr. Tschiderer owned various small businesses in the Rochester, New York area. He is a certified public accountant in the state of New York.

      Roger J. Pachuta joined our company as senior vice president of network services in February 2000. Prior to joining our company, Mr. Pachuta held vice president of network field operations and various other network operations positions for AT&T Wireless from 1993 to 2000. From 1987 to 1992, Mr. Pachuta served as vice president of customer and network services for Ameritech Mobile Communications, first starting with that company in 1983. Beginning in 1970, Mr. Pachuta's professional network experience includes engineering and network operations positions at AT&T and Ohio Bell Telephone Company.

      Steven A. Reimer is our senior vice president of customer operations joining our company in January 2001. Mr. Reimer was formerly with AT&T Broadband from June 1999 to December 2000 where he was most recently vice president of operations. Mr. Reimer joined AT&T Broadband through its acquisition of MediaOne, where he had been vice president of operations from 1994 to June 1999. From 1981 to 1984, Mr. Reimer held management positions at Continental Cablevision, ultimately serving as vice president/district manager. From 1979 to 1981, he was manager of operations for United Cable Television.

      Michele D. Sadwick is our vice president of customer base management serving in that role since October 2002. Ms. Sadwick joined our company in November 1999 as vice president of corporate communications. Ms. Sadwick previously served as director of internal and external communications for Global Crossing Ltd., joining that firm through its acquisition of Frontier Corporation where she held communications management positions since 1994.

      Robert L. Scott has been our senior vice president and chief information officer since April 2000. Mr. Scott joined our company from Logix Communications, where he was senior vice president and chief technology and strategy officer from February 1998 to February 2000. From 1994 to 1998, Mr. Scott served in strategic planning and network systems roles for Johnson & Johnson. From 1986 to 1989, he held technical management positions at General Electric, RCA and ABC Television.

      G. Bradley Terry is our president of sales, serving in that role since July 2001. Mr. Terry joined our company in September 2000 as president of west region sales. From 1992 to September 2000, Mr. Terry held sales management positions at PageNet, last serving as western region sales vice president. Mr. Terry served as operations manager for Windsor Court Capital, Inc. from 1990 to 1992 and co-founded the training company Hughston-Terry Associates in 1988 where he served as managing partner and sales consultant until 1990.

      All of our current executive officers served in such capacity at the time we initiated our voluntary pre-negotiated petition in bankruptcy in February 2002.

      Robert M. Pomeroy, Michael E. Cahr, Richard L. Shorten, Jr. and Michael M. Earley were selected as directors effective July 30, 2002 as designees of the holders of our senior notes due 2010 in accordance with the terms of our reorganization plan implemented upon the completion of our bankruptcy proceeding. This plan provides that these individuals will serve for a term of two years during which they cannot be removed without cause. Thereafter, our board of directors will be elected in accordance with our certificate of incorporation, by-laws and applicable law.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

      The following table shows, for the fiscal years ended December 31, 2002, 2001 and 2000, the cash compensation paid by us, as well as certain other compensation paid or accrued for such year, for our chief executive officer and the four most highly compensated executive officers other than the chief executive officer employed by us as of December 31, 2002. This table also indicates the principal capacities in which they served during 2002.

                           SUMMARY COMPENSATION TABLE

                                                                 ANNUAL COMPENSATION
                                                       -----------------------------------------       LONG TERM
                                                                                                      COMPENSATION      ALL OTHER
                                                                                  OTHER ANNUAL           AWARDS       COMPENSATION
          NAME AND PRINCIPAL POSITION         YEAR     SALARY($)     BONUS($)    COMPENSATION($)      OPTIONS(#)(1)        ($)
          ---------------------------         ----     ---------     --------    ---------------      -------------   -----------
Rolla P. Huff,                                2002      509,692      624,097(8)       11,834           2,206,250            --
  Chief executive                             2001      500,000      136,000          50,771             956,250(7)         --
  officer and director(2)                     2000      500,000          --           67,150             675,000(4)         --
Joseph M. Wetzel,                             2002      263,462      344,537(8)       16,304           1,456,250          3,585
  President and chief operating               2001      250,000      125,000          38,716             206,250(7)         --
  officer(3)                                  2000       77,884      300,000             --              275,000(4)         --
S. Gregory Clevenger,                         2002      236,748      325,787(9)          --            1,428,125            --
  Executive vice president -                  2001      200,000       60,077             --              178,125(7)         --
  chief strategic and planning                2000      182,692      105,000             --               50,000(4)      66,092
  and chief financial officer(5)
Russell I. Zuckerman,                         2002      185,385      227,436(9)          --              925,000            --
  Senior vice president -                     2001      178,942       15,000             --               75,000(7)         --
  general counsel and secretary               2000       97,528       15,000             --               52,000(4)         --
G. Bradley Terry,                             2002      210,000      180,324(9)      220,625(10)          59,999            --
  President -                                 2001      192,769       50,000         122,500                 --             --
  sales(6)                                    2000       61,023          --              --                  --             --

----------

(1) All stock options issued in 2001 and 2000 have been adjusted to reflect the 3-for-2 stock split on August 28, 2000 and all of these options have now been replaced with the options granted in 2002. The options granted in 2002 are the only remaining options outstanding as of December 31, 2002.

(2) Mr. Huff's other annual compensation includes various perquisites received by him.

(3) Mr. Wetzel commenced employment with us in August 2000, and therefore, the salary shown for him for 2000 is for the period from August 2000 through December 2000. Mr. Wetzel's other annual compensation includes various perquisites received by him.

(4)   These options were repriced in September 2001.

(5) The other compensation received by Mr. Clevenger represents moving expense reimbursements.

(6) Mr. Terry commenced employment with us in September 2000, therefore, the salary shown for him in 2000 is for the period from September 2000 through December 2000.

(7) The options granted in 2001 replaced all previously granted options and were the only remaining options outstanding as of December 31, 2001.

(8)   Includes 2001 and 2002 annual bonuses, both paid in 2002.

(9) Includes 2001 and 2002 annual bonuses and various retention payments, all paid in 2002.

(10) Represents forgiveness of his loan pursuant to his October 19, 2001 employment agreement

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Our compensation committee consists of Michael Earley, Michael Cahr, Richard Shorten and Robert Pomeroy. None of the members of the compensation committee had been officers or employees of our company.

EMPLOYMENT AGREEMENTS

      Rolla P. Huff. Our employment agreement with Mr. Huff provides for a base salary of $536,000 per year and an annual bonus of up to 100% of his base salary based on our achievement of certain annual targets to be established by our board of directors in conjunction with our annual operating budget or in the discretion of our board of directors. Mr. Huff is required to devote his full time and efforts to the business of our company during the term of his employment agreement, which expires on September 18, 2003. Mr. Huff's employment may be terminated by either us or Mr. Huff at any time. Mr. Huff has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. In the event Mr. Huff's employment ceases, Mr. Huff will be entitled to severance pay equal to the greater of (a) $1.5 million or (b) two times the salary and bonus paid to him during the previous 12 months with payments to be made in a lump-sum.

      Joseph M. Wetzel. Our employment agreement with Mr. Wetzel provides for a base salary of $300,000 per year and an annual bonus of up to 75% of his base salary based upon achieving established corporate, functional and individual goals. Mr. Wetzel is required to devote his full time and efforts to the business of our company during the term of his employment agreement, which expires on September 18, 2003. Mr. Wetzel's employment may be terminated by either us or Mr. Wetzel at any time. Mr. Wetzel has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. If Mr. Wetzel's employment is terminated by us without cause or due to a change of control or there is a material change in Mr. Wetzel's responsibilities or salary or a relocation of more than 35 miles from his present place of business, Mr. Wetzel will receive severance pay equal to two times the salary and bonus paid to him during the previous 12 months with payments to be made in a lump-sum.

      Mr. Wetzel also received a $300,000 signing bonus at the time he began employment. The signing bonus vests equally over three years with full vesting as of August 2003. If Mr. Wetzel voluntarily terminates his employment or we terminate him for cause prior to full vesting, he will be required to repay the unvested amount.

      S. Gregory Clevenger. Our employment agreement with Mr. Clevenger provides for a base salary of $300,000 per year and an annual bonus of up to 75% of his base salary based upon achieving established corporate, functional and individual goals. Mr. Clevenger is required to devote his full time and efforts to the business of our company during the term of his employment agreement, which expires on September 18, 2003. Mr. Clevenger's employment may be terminated by either us or Mr. Clevenger at any time. Mr. Clevenger has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. If Mr. Clevenger's employment is terminated by us without cause or due to a change of control or there is a material change in Mr. Clevenger's responsibilities or salary or a relocation of more than 35 miles from his present place of business, Mr. Clevenger will receive severance pay equal to two times the salary and bonus paid to him during the previous 12 months with payments to be made in a lump-sum.

      Russell I. Zuckerman. Our employment agreement with Mr. Zuckerman provides for a base salary of $200,000 per year and an annual bonus of up to 60% of his base salary based upon achieving established corporate, functional and individual goals. Mr. Zuckerman is required to devote his full time and efforts to the business of our company during the term of his employment agreement, which expires on September 18, 2003. Mr. Zuckerman's employment may be terminated by either us or Mr. Zuckerman at any time. Mr. Zuckerman has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. If Mr. Zuckerman's employment is terminated by us without cause or there is a material change in Mr. Zuckerman's responsibilities or salary or a relocation of more than 35 miles from his present place of business, Mr. Zuckerman will receive severance pay equal to two times the salary and bonus paid to him during the previous 12 months with payments to be made in a lump-sum.

      Michael J. Tschiderer. Our employment agreement with Mr. Tschiderer provides for a severance benefit of one times base salary as of December 31, 2002, to be paid in a lump sum if terminated by us without cause or voluntarily by the officer for good reason. Mr. Tschiderer has agreed not to participate in a competitive business during the severance period.

      Roger J. Pachuta. Our employment agreement with Mr. Pachuta provides for a severance benefit of 75 percent of his base salary as of October 1, 2001, to be paid in a lump sum if terminated by us without cause or voluntarily by the officer for good reason. Mr. Pachuta has agreed not to participate in a competitive business during the severance period.

      Steven A. Reimer. Our employment agreement with Mr. Reimer provides for a severance benefit of 75 percent of his base salary as of October 1, 2001, to be paid in a lump sum if terminated by us without cause or voluntarily by the officer for good reason. Mr. Reimer has agreed not to participate in a competitive business during the severance period.

      Michele D. Sadwick. Our employment agreement with Ms. Sadwick provides for a severance benefit of one times base salary as of October 1, 2001, to be paid in a lump sum if terminated by us without cause or voluntarily by the officer for good reason. Ms. Sadwick has agreed not to participate in a competitive business during the severance period.

      Robert L. Scott. Our employment agreement with Mr. Scott provides for a severance benefit of one times base salary as of October 1, 2001, to be paid in a lump sum if terminated by us without cause or voluntarily by the officer for good reason. Mr. Scott has agreed not to participate in a competitive business during the severance period.

      G. Bradley Terry. Our employment agreement with Mr. Terry provides for a severance benefit of one times base salary as of October 1, 2001, to be paid in a lump sum if terminated by us without cause or voluntarily by the officer for good reason. Mr. Terry has agreed not to participate in a competitive business during the severance period.

OPTION GRANTS IN LAST FISCAL YEAR

      The table below sets forth information regarding all stock options granted in the 2002 fiscal year under our Stock Option Plan to those executive officers named in the Compensation Table above.

                           NUMBER OF     % OF TOTAL                                                   POTENTIAL REALIZED
                          SECURITIES      OPTIONS                   MARKET                           ASSUMED ANNUAL RATES
                          UNDERLYING    GRANTED TO                 PRICE OR                             OF STOCK PRICE
                            OPTIONS      EMPLOYEES                FAIR VALUE                            APPRECIATION (1)
                            GRANTED      IN FISCAL    EXERCISE    ON DATE OF     EXPIRATION   ----------------------------------
                            IN 2002         YEAR       PRICE         GRANT          DATE         0%           5%          10%
                            -------         ----       -----         -----          ----      --------    ---------     ---------
Rolla P. Huff..........      956,250         8.3%       $0.22        $0.38        08/02/12    $153,000     $381,525     $732,126
Rolla P. Huff..........    1,250,000        10.9%       $0.18        $0.18        12/19/12    $     --     $141,501     $358,592
Joseph M. Wetzel.......      206,250         1.8%       $0.22        $0.38        08/02/12    $ 33,000     $ 82,290     $157,910
Joseph M. Wetzel.......      100,000         0.9%       $0.22        $0.14        09/18/12    $     --     $     --     $ 13,016
Joseph M. Wetzel.......    1,150,000        10.0%       $0.18        $0.18        12/19/12    $     --     $130,181     $329,905
S. Gregory Clevenger...      178,125         1.6%       $0.22        $0.38        08/02/12    $ 28,500     $ 71,068     $136,376
S. Gregory Clevenger...      100,000         0.9%       $0.22        $0.14        09/18/12    $     --     $     --     $ 13,016
S. Gregory Clevenger...    1,150,000        10.0%       $0.18        $0.18        12/19/12    $     --     $130,181     $329,905
Russell I. Zuckerman...       75,000         0.7%       $0.22        $0.38        08/02/12    $ 12,000     $ 29,923     $ 57,422
Russell I. Zuckerman...      100,000         0.9%       $0.22        $0.14        09/18/12    $     --     $     --     $ 13,016
Russell I. Zuckerman...      750,000         6.5%       $0.18        $0.18        12/19/12    $     --     $ 84,901     $215,155
G. Bradley Terry.......       59,999         0.5%       $0.22        $0.38        08/02/12    $  9,600     $ 23,938     $ 45,937

----------

(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange

      Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of our common stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

      The following table shows aggregate exercises of options during 2002 and the values of options held as of December 31, 2002 by those executive officers named in the Compensation Table above.

                                                                                    VALUE OF UNEXERCISED
                                                                 NUMBER OF              IN-THE-MONEY
                                 NUMBER OF                  UNEXERCISED OPTIONS            OPTIONS
                                  SHARES                     DECEMBER 31, 2002      DECEMBER 31, 2002 (1)
                                ACQUIRED ON       VALUE       EXERCISABLE(E)/          EXERCISABLE(E)/
                                 EXERCISE       REALIZED     UNEXERCISABLE(U)         UNEXERCISABLE(U)
                                 --------       --------     ----------------         ----------------
Rolla P. Huff.............         --              --             735,417(E)                 $8,333(E)
Rolla P. Huff.............         --              --           1,470,833(U)                $16,667(U)
S. Gregory Clevenger......         --              --             442,709(E)                 $7,667(E)
S. Gregory Clevenger......         --              --             985,416(U)                $15,333(U)
Joseph M. Wetzel..........         --              --             452,084(E)                 $7,667(E)
Joseph M. Wetzel..........         --              --           1,004,166(U)                $15,333(U)
Russell I. Zuckerman......         --              --             275,000(E)                 $5,000(E)
Russell I. Zuckerman......         --              --             650,000(U)                $10,000(U)
G. Bradley Terry..........         --              --              20,000(E)                     --(E)
G. Bradley Terry..........         --              --              39,999(U)                     --(U)

----------

(1) Amounts shown are based upon the closing sale price for our common stock on December 31, 2002, which was $0.20 per share.

TEN-YEAR OPTION REPRICINGS

      In connection with our emergence from bankruptcy in July 2002, all of our previously granted stock options were cancelled. As of August 2, 2002, our employees received an initial grant of options under our new option plan to replace their cancelled options, on a one-for-one basis. The new options have the same terms and conditions as the corresponding cancelled outstanding employee options, including provisions relating to option period, exercise price, termination of employment and vesting. No adjustment was made to the exercise price that would have otherwise been required under the terms of the existing option agreements upon our recapitalization despite the fact that all of our previously outstanding common stock was exchanged on the basis of approximately one share of new common stock for each 61 shares of common stock outstanding before the reorganization.

      In September 2001, following a continued drop in the price of our common stock, our compensation committee became concerned with the effect of the price drop on employees holding stock options with higher, and in several cases, significantly higher exercise prices. After carefully reviewing the matter, the compensation committee recommended to our board of directors that we offer to all of our active employees the opportunity to have all their existing options cancelled and new options granted with an exercise price equal to the fair market value of the shares on September 27, 2001. All of the terms of the new options were identical to the cancelled options, except that the number of options granted in each case was reduced by 25% and the vesting periods provided for annual vesting over three years beginning on September 27, 2001.

      In September 2000, following a sharp, sudden drop in the price of our common stock, our compensation committee became concerned with the effect of the price drop on employees holding stock options with higher, and in many cases, significantly higher exercise prices. After carefully reviewing the matter, the compensation committee recommended to our board of directors that we offer to all of our active employees, except our chief executive officer, Rolla P. Huff, the opportunity to have all their existing options cancelled and new options granted with an exercise price equal to the fair market value of the shares on September 14, 2000. All of the options granted in September 2000 were exchanged for the options granted in September 2001. The following table shows information regarding option re-pricings for all of our executive officers.

                                                                                                                         LENGTH OF
                                                                                                                          ORIGINAL
                                                                    NUMBER OF       MARKET      EXERCISE                OPTION TERM
                                                                   SECURITIES      PRICE OF     PRICE OF                 REMAINING
                                                                   UNDERLYING      STOCK AT     STOCK AT      NEW       AT DATE OF
                                                                    OPTIONS        TIME OF       TIME OF    EXERCISE    RE-PRICING
          NAME             PRINCIPLE POSITION             DATE     RE-PRICED      RE-PRICING   RE-PRICING    PRICE        (MONTHS)
                                                                                     (3)          (3)         (3)
          ----             ------------------             ----     ---------      ----------   ----------    -----        --------
Rolla P. Huff.........   Chief Executive Officer        8/02/02      450,000         $0.38       $13.33       $0.22           74
                         and Chairman of the Board

Rolla P. Huff.........                                  8/02/02      225,000         $0.38       $46.67       $0.22           79
Rolla P. Huff.........                                  8/02/02      281,250         $0.38       $36.33       $0.22           79
Rolla P. Huff.........                                  9/27/01      450,000(1)      $0.22       $13.33       $0.22           97
Rolla P. Huff.........                                  9/27/01      225,000(1)      $0.22       $46.67       $0.22          102
Rolla P. Huff.........                                  9/27/01      281,250(1)      $0.22       $36.33       $0.22          102
Joseph M. Wetzel......   President, Chief Operating     8/02/02      150,000         $0.38       $ 8.88       $0.22           85
                         Officer and Director
Joseph M. Wetzel......                                  8/02/02       56,250         $0.38       $ 2.53       $0.22           88
Joseph M. Wetzel......                                  9/27/01      150,000(1)      $0.22       $ 8.88       $0.22          108
Joseph M. Wetzel......                                  9/27/01       56,250(1)      $0.22       $ 2.53       $0.22          110

Joseph M. Wetzel......                                  9/14/00      200,000(2)      $8.70       $ 8.88       $8.70          119
Michael R. Daley......   Former Executive Vice          9/27/01      225,000         $0.22       $16.67       $0.22           98
                         President and Chief
                         Financial Officer

Michael R. Daley......                                  9/27/01       56,250         $0.22       $20.00       $0.22          110
Michael R. Daley......                                  9/14/00      300,000(2)      $8.70       $16.67       $8.70          110
S. Gregory Clevenger..   Executive Vice President       8/02/02      140,625         $0.38       $23.58       $0.22           76
                         - Chief Financial Officer
                         and Director

S. Gregory Clevenger..                                  8/02/02       37,500         $0.38       $ 2.53       $0.22           88
S. Gregory Clevenger..                                  9/27/01      140,625(1)      $0.22       $23.58       $0.22           99
S. Gregory Clevenger..                                  9/27/01       37,500(1)      $0.22       $ 2.53       $0.22          110
S. Gregory Clevenger..                                  9/14/00      187,500(2)      $8.70       $23.58       $8.70          111
Russell I. Zuckerman..   Senior Vice President          8/02/02       36,000         $0.38       $25.67       $0.22           76
                         General Counsel and
                         Secretary

Russell I. Zuckerman..                                  8/02/02        6,000         $0.38       $ 5.50       $0.22           86
Russell I. Zuckerman..                                  8/02/02       33,000         $0.38       $ 2.94       $0.22           88
Russell I. Zuckerman..                                  9/27/01       36,000(1)      $0.22       $25.67       $0.22           99
Russell I. Zuckerman..                                  9/27/01        6,000(1)      $0.22       $ 5.50       $0.22          109
Russell I. Zuckerman..                                  9/27/01       33,000(1)      $0.22       $ 2.94       $0.22          111
Russell I. Zuckerman..                                  9/14/00       48,000(2)      $8.70       $25.67       $8.70          112
Paul D. Celuch........   Former President - Sales       9/14/00      112,500         $8.70       $32.67       $8.70          116
Michael J. Tschiderer.   Vice President of Finance      8/02/02       33,750         $0.38       $33.87       $0.22           78
                         and Controller

Michael J. Tschiderer.                                  8/02/02        5,624         $0.38       $ 2.53       $0.22           88
Michael J. Tschiderer.                                  8/02/02        3,750         $0.38       $ 2.53       $0.22           80
Michael J. Tschiderer.                                  9/27/01       33,750(1)      $0.22       $33.87       $0.22          100
Michael J. Tschiderer.                                  9/27/01        5,624(1)      $0.22       $ 2.53       $0.22          110
Michael J. Tschiderer.                                  9/27/01        3,750(1)      $0.22       $ 2.53       $0.22          114
Michael J. Tschiderer.                                  9/14/00       45,000(2)      $8.70       $33.87       $8.70          112
Sean T. Higman........   Former Vice                    9/27/01       33,750         $0.22       $32.67       $0.22          105
                         President and Treasurer

Sean T. Higman........                                  9/27/01        3,750         $0.22       $ 2.53       $0.22          114
Sean T. Higman........                                  9/14/00       45,000(2)      $8.70       $32.67       $8.70          117
Kent F. Heyman........   Former Senior Vice             9/14/00      112,500         $8.70       $18.33       $8.70          110
                         President and General
                         Counsel

Roger J. Pachuta......   Senior Vice President          8/02/02      112,500         $0.38       $33.87       $0.22           78
                         - Network Services
Roger J. Pachuta......                                  9/27/01      112,500(1)      $0.22       $33.87       $0.22           85
Roger J. Pachuta......                                  9/14/00      150,000(2)      $8.70       $33.87       $8.70          113


Robert Scott..........   Senior Vice President -        8/02/02       28,125         $0.38       $33.92       $0.22          109
                         Chief Information
                         Officer
Robert Scott..........                                  8/02/02       56,250         $0.38       $38.00       $0.22          109
Robert Scott..........                                  9/27/01       28,125(1)      $0.22       $33.92       $0.22          108
Robert Scott..........                                  9/27/01       56,250(1)      $0.22       $38.00       $0.22           10
Robert Scott..........                                  9/14/00       37,500(2)      $8.70       $33.92       $8.70          115
Robert Scott..........                                  9/14/00       75,000(2)      $8.70       $38.00       $8.70          113

Michele Sadwick.......   Vice President Customer        8/02/02       11,250         $0.38       $ 2.53       $0.22           74
                         Base Management

Michele Sadwick.......                                  8/02/02       67,500         $0.38       $18.33       $0.22           74
Michele Sadwick.......                                  9/27/01       11,250(1)      $0.22       $ 2.53       $0.22          111
Michele Sadwick.......                                  9/27/01       67,500(1)      $0.22       $18.33       $0.22           85
Steven Reimer.........   Senior Vice President          8/02/02       75,000         $0.38       $ 2.53       $0.22           87
                         Customer Operations

Steven Reimer.........                                  9/27/01       75,000(1)      $0.22       $ 2.53       $0.22          110
G. Bradley Terry......   President of Sales             8/02/02       45,000         $0.38       $ 8.88       $0.22           85
G. Bradley Terry......                                  8/02/02       15,000         $0.38       $ 0.95       $0.22          106
G. Bradley Terry......                                  9/27/01       15,000(1)      $0.22       $ 0.95       $0.22          117
G. Bradley Terry......                                  9/27/01       45,000(1)      $0.22       $ 8.88       $0.22          108
G. Bradley Terry......                                  9/14/00       60,000(2)      $8.70       $ 8.88       $8.70          120

----------

(1) All of these options were exchanged for an identical number of options in August 2002.

(2) All of these options were exchanged for a reduced number of options in September 2001.

(3) The option prices indicated above for periods before and after July 31, 2002, are not comparable in that the common stock outstanding before our emergence from bankruptcy on July 31, 2002 was exchanged for 974,025 shares of new common stock, on the basis of approximately one share for each 61 shares previously outstanding, and 64,025,000 shares of new common stock were issued to the holders of our senior debt and preferred stock. The option prices indicated for periods before July 31, 2002, have not been adjusted for this exchange.

DIRECTOR COMPENSATION

      Our outside directors have each received approximately $35,000 as compensation for their services in 2002. In addition, the outside directors were each granted 5,000 stock options on August 8, 2002, and 100,000 stock options on September 18, 2002, with those options vesting immediately on their respective grants dates. Our outside directors will each receive quarterly payments, in advance, of $12,000, paid on January 1, April 1, July 1, and October 1, 2003, as compensation for their services as board members for 2003. The outside directors also received an additional 150,000 non-qualified stock options, with one-third vesting on the grant date of December 19, 2002, one-third on December 19, 2003, and the remaining one-third on December 19, 2004. All of the options granted on December 19, 2002 would become fully vested upon termination of the board member without cause or his resignation for good reason.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table shows information known to us with respect to beneficial ownership of common stock as of March 31, 2003, by (A) each director,
(B) each of the executive officers named in the Summary Compensation Table beginning on page 43, (C) all executive officers and directors as a group and
(D) each person known by us to be a beneficial owner of more than 5% of our outstanding common stock.

                                                                     NUMBER OF SHARES        PERCENTAGE OF
            NAME OF BENEFICIAL OWNER                              BENEFICIALLY OWNED (1)     OWNERSHIP (2)
            ------------------------                              ----------------------     -------------
West Highland Capital, Inc. (3)...............................           9,110,367               14.02%
Aspen Advisors, LLC (4).......................................           6,000,000                9.23%
UBS AG (5)....................................................           4,875,184                7.50%
Rolla P. Huff, chief executive officer and chairman of
  the board (6)...............................................             735,564                1.12%
Joseph M. Wetzel, president, chief operating officer
  and director (7)............................................             452,083                *
S. Gregory Clevenger, executive vice president,
  chief financial officer and director (8)....................             442,954                *
Russell I. Zuckerman, senior vice president (9)...............             275,033                *
Michael E Cahr, director (10).................................             155,000                *
Michael M. Earley, director (11)..............................             155,000                *
Robert M. Pomeroy, director (12)..............................             155,000                *
Richard L. Shorten, Jr., director (13)........................             155,000                *
G. Bradley Terry, president - sales (14)......................              19,999                *
All executive officers and directors as a group (14 persons)
  (6)(7)(8)(9)(10)(11)(12)(13)(14)(15)........................           2,785,350                4.1%

----------

* Less than 1% of total.

(1) In accordance with the Securities and Exchange Commission's rules, each beneficial owner's holdings have been calculated assuming the full exercise of options held by the holder which are currently exercisable or which will become exercisable within 60 days after the date indicated and no exercise of options held by any other person.

(2) Applicable percentage of ownership for each holder is based on 64,999,025 shares of Common Stock outstanding on March 21, 2003, plus any Common Stock equivalents and presently exercisable stock options held by each such holder, and options held by each such holder which will become exercisable within 60 days after March 21, 2003.

(3) Information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2003. West Highland Capital, Inc. ("WHC") is a registered investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares owned by them. Lang H. Gerhard is the sole shareholder of WHC and the manager of Estero Partners, LLC, which is a general partner with WHC of West Highland Partners, LP, an investment limited partnership ("WHPLP"). Each of the foregoing is identified on the
      Schedule 13G as having shared dispositive power of the shares owned by WHC. WHC, Estero and Gerhard are identified in the Schedule 13G as a group, and WHPLP disclaims membership in the group. The address of West Highland Capital, Inc. is 300 Drake's Landing Road, Suite 290, Greenbrae, CA 94904.

(4) Information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2003 by Aspen Partners, Aspen Capital LLC (general partner of Aspen Partners), Aspen Advisors LLC (investment advisor to Aspen Partners) and Nikos Hecht (managing member of Aspen Capital LLC and Aspen Advisors LLC). Aspen Partners LLC directly owns 5,098,971 shares, and Aspen Advisors LLC and Nikos Hecht share the power to vote and dispose of 6,000,000 shares. Aspen Partners, Aspen Capital, Aspen Advisors and Hecht each share the power to vote and dispose of 5,098,971 shares. Aspen Advisors and Hecht share the power to vote and dispose of an additional 901,029 shares. The address of Aspen Partners and its affiliates is 152 West 57th Street, 46th Floor, New York, New York 10019.

(5) Information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2003. The address of UBS AG is Bahnhofstrasse 45, 8021 Zurich, Switzerland.

(6) Includes options to purchase 735,416 shares which are presently exercisable and 25 shares owned by Mr. Huff's wife, of which shares Mr. Huff disclaims beneficial ownership.

(7) Includes options to purchase 452,083 shares which are presently exercisable.

(8) Includes options to purchase 442,708 shares which are presently exercisable.

(9) Includes options to purchase 275,000 shares which are presently exercisable.

(10) Includes options to purchase 155,000 shares which are presently exercisable.

(11) Includes options to purchase 155,000 shares which are presently exercisable.

(12) Includes options to purchase 155,000 shares which are presently exercisable.

(13) Includes options to purchase 155,000 shares which are presently exercisable.

(14) Includes options to purchase 19,999 shares which are presently exercisable.

(15) Includes presently exercisable options to purchase 239,610 shares which are held by executive officers not named above.

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

      Based solely on our review of the copies of such forms received by us with respect to transactions during 2002, or written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, executive officers and persons who own more than 10% of our equity securities have been complied with.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table provides information regarding options, warrants or other rights to acquire equity securities under our equity compensation plans:

                                                                                                               NUMBER OF SECURITIES
                                                               NUMBER OF SECURITIES      WEIGHTED-AVERAGE           REMAINING
                                                                TO BE ISSUED UPON           EXERCISE              AVAILABLE FOR
                                                             EXERCISE OF OUTSTANDING   PRICE OF OUTSTANDING      FUTURE ISSUANCE
                                                                    OPTIONS,                 OPTIONS,              UNDER EQUITY
                                                               WARRANTS AND RIGHTS     WARRANTS AND RIGHTS      COMPENSATION PLANS
                                                               -------------------     -------------------      ------------------
Equity compensation plans approved by security holders ...                  --                    --                        --
Equity compensation plans not approved by security holders          11,103,832                 $0.49                 2,118,390
                                                                    ----------                 -----                 ---------
Total ....................................................          11,103,832                 $0.49                 2,118,390

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We have a lease on approximately 76,000 square feet of office space from a limited liability company which is principally owned by two of our former directors. The average rental rate is $1.80 per square foot per month, which includes common area maintenance charges. We believe the terms and conditions of this lease arrangement are at least as favorable to us as those which we could have received from an unaffiliated third party. During 2002, we paid approximately $1.6 million in lease payments and leasehold improvements under this arrangement.

      On February 20, 2003, we entered into an agreement (the "Agreement") with Pacific Alliance Limited, LLC ("PAL") of which one of our directors, Richard L. Shorten, Jr., is a partner. Under the Agreement, PAL is to provide assistance to us in connection with our efforts to raise $10-15 million to finance working capital requirements. PAL is to receive a monthly cash retainer of $15,000, payable if a bona fide term sheet is obtained, and upon consummation of a financing, PAL is to receive an additional cash fee equal to 5% of the gross equity or debt proceeds raised, less any retainer paid or to be paid. The fee is reduced pro rata to the extent any placement agent is entitled to a fee, and is limited to 2.5% if a financing is consummated with any of the potential financing sources identified on a schedule to the Agreement.

We believe the terms and conditions of the Agreement are at least as favorable to us as those which we could have received from an unaffiliated third party, and that PAL is well suited to perform the services being requested.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on March 20, 2003, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)

      1. The response to this portion of Item 15 is submitted as a separate section of this report.

      2. The response to this portion of Item 15 is submitted as a separate section of this report.

      3. Filing of Exhibits:

              Exhibit 10.6   --  Retention and Serverance Agreement dated
                                 October 23, 2001, between Mpower Communications
                                 Corp. and Michael Tschiderer.
              Exhibit 10.7   --  Retention and Severance Agreement dated
                                 November 15, 2001 between Mpower Communications
                                 Corp. and G. Bradley Terry.
              Exhibit 10.8   --  Retention and Severance Agreement dated
                                 November 12, 2001 between Mpower Communications
                                 Corp. and Robert Scott.
              Exhibit 10.9   --  Retention and Severance Agreement dated
                                 October 24, 2001 between Mpower Communications
                                 Corp. and Michele Sadwick.
              Exhibit 10.10  --  Severance Agreement dated October 18, 2001 between Mpower Communications Corp. and Roger
                                 Pachuta.
              Exhibit 10.11  --  Retention and Severance Agreement dated
                                 October 28, 2001 between Mpower Communications
                                 Corp. and Steve Reimer.
              Exhibit 10.17  --  RFC Capital Corporation Receivables Sale
                                 Agreement dated as of January 23, 2003.
              Exhibit 10.18  --  Mpower Communications Corp. Employee Benefit
                                 Trust Agreement II.
              Exhibit 10.19  --  Amended Retention and Severance Employment
                                 Agreement dated February 20, 2003, between
                                 Mpower Communications Corp. and Michael
                                 Tschiderer.
              Exhibit 10.20  --  Mpower Holding Corporation's Directors and
                                 Officers Insurance Premium Plan Effective
                                 November 25, 2002.
              Exhibit 10.21  --  Mpower Holding Corporation 2002 Stock Option
                                 Plan II.
              Exhibit 23.1   --  Consent of Deloitte & Touche LLP.
              Exhibit 99.1   --  Certification of Principal Executive Officer
                                 pursuant to 18 U.S.C. Section 1350
              Exhibit 99.2   --  Certification of Principal Financial Officer
                                 pursuant to 18 U.S.C. Section 1350

      (b) We filed no reports on Form 8-K during the quarter ended December 31, 2002.

      (c) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

                             2.1    Findings of Fact, Conclusions of Law, and
                                    Order Under Section 1129 of the Bankruptcy
                                    Code and Rule 3020 of the Bankruptcy Rules
                                    Confirming Debtors' First Amended Joint Plan
                                    of Reorganization, dated July 17, 2002. (1)
                             2.2    Debtors' First Amended Joint Plan of
                                    Reorganization dated May 20, 2002. (1)
                             2.3    Debtors' First Amended Disclosure Statement
                                    dated May 20, 2002. (1)
                             2.4    Amended and Restated Agreement and Plan of
                                    Merger among Mpower Communications Corp.,
                                    Mpower Holding Corporation and Mpower Merger
                                    Company, Inc., dated as of April 12, 2001.
                                    (2)
                             3.1    Second Amended and Restated Certificate of
                                    Incorporation filed with the Secretary of
                                    State of the State of Delaware on July 30,
                                    2002. (3)
                             3.2    Amended and Restated By-laws. (3)
                             3.3    Articles of Merger Merging Mpower Merger
                                    Company, Inc. with and into Mpower
                                    Communications Corp. filed with the
                                    Secretary of State of Nevada effective June
                                    28, 2001. (3)
                             3.4    Certificate of Merger Merging Mpower Merger
                                    Company, Inc. with and into Mpower
                                    Communications Corp. filed with the
                                    Secretary of State of Delaware effective
                                    June 28, 2001. (4)
                             4.1    See the Second Amended and Restated
                                    Certificate of Incorporation filed as
                                    Exhibit 3.1 and the Amended and Restated
                                    By-laws filed as Exhibit 3.2.
                             4.2    Indenture dated as of September 29, 1997,
                                    between Mpower Communications Corp., and
                                    Marine Midland Bank, as Trustee. (5)
                             4.3    Form of Note for the Company's registered
                                    13% Senior Secured Notes due 2004. (5)
                             4.4    Form of New Key Employee Option Plan adopted
                                    by Mpower Holding Corporation. (3)(9)
                             4.5    Form of Registration Rights Agreement, to be
                                    entered into by Mpower Holding Corporation
                                    pursuant to the Final Plan. (3)

                             4.6    Voting Agreements and Term Sheet for
                                    Exchange of (I) Cash and Newco Common Stock
                                    for 13% Senior Notes due 2010 Issued by
                                    Mpower Holding Corporation and (II) Newco
                                    Common Stock for Series C and Series D
                                    Preferred Stock Issued by the Company. (6)
                             4.7    First Supplemental Indenture dated as of May
                                    31, 2000 between Mpower Communications Corp.
                                    and HSBC Bank USA (as successor to Marine
                                    Midland Bank).
                             4.8    Second Supplemental Indenture dated as of
                                    July 12, 2001, between Mpower Communications
                                    Corp., Mpower Holding Corporation and HSBC
                                    Bank USA (as successor to Marine Midland
                                    Bank), as trustee. (8)
                             10.1   Amendment To Employment/Stock Repurchase
                                    Agreement dated August 1, 2001, between
                                    Mpower Holding Corporation and Rolla P.
                                    Huff. (9) (8)
                             10.2   Amendment To Employment/Stock Repurchase
                                    Agreement dated September 20, 2002 between
                                    Mpower Holding Corporation and Rolla P.
                                    Huff. (9) (10)
                             10.3   Amendment to Employment Agreement dated
                                    September 18, 2002 between Mpower
                                    Communications Corp. and Joseph M. Wetzel.
                                    (9) (10)
                             10.4   Amendment to Employment Agreement dated
                                    September 20, 2002 between Mpower
                                    Communications Corp. and S. Gregory
                                    Clevenger. (9) (10)
                             10.5   Employment Agreement dated September 18,
                                    2002 between Mpower Communications Corp. and
                                    Russell I. Zuckerman. (9) (10)
                             10.6   Employment Agreement dated October 23, 2001
                                    between Mpower Communications Corp. and
                                    Michael Tschiderer. (9)
                             10.7   Employment Agreement dated November 15, 2001
                                    between Mpower Communications Corp. and G.
                                    Bradley Terry. (9)
                             10.8   Employment Agreement dated October 12, 2001
                                    between Mpower Communications Corp. and
                                    Robert Scott. (9)
                             10.9   Employment Agreement dated October 24, 2001
                                    between Mpower Communications Corp. and
                                    Michele Sadwick. (9)
                             10.10  Employment Agreement dated October 18, 2001
                                    between Mpower Communications Corp. and
                                    Roger Pachuta. (9)
                             10.11  Employment Agreement dated October 28, 2001
                                    between Mpower Communications Corp. and
                                    Steve Reimer. (9)
                             10.12  Standard Office Lease Agreement dated July
                                    1, 1997, between Mpower Communications Corp.
                                    and Cheyenne Investments L.L.C. (5)
                             10.13  First Amendment to Lease dated May 1, 1998
                                    between Cheyenne Investments, LLC and Mpower
                                    Communications Corp. (11)
                             10.14  Second Amendment to Lease dated December 29,
                                    1998 between Cheyenne Investments, LLC and
                                    Mpower Communications Corp. (11)
                             10.15  Standard Office Lease Agreement dated March
                                    5, 1999, between Cheyenne Investments, LLC
                                    and Mpower Communications Corp. (12)
                             10.16  Employment Letter dated August 8, 2000
                                    between Mpower Communications Corp. and
                                    Joseph M. Wetzel. (13)
                             10.17  RFC Capital Corporation Receivables Sale
                                    Agreement dated as of January 23, 2003.
                             10.18  Mpower Communications Corp. Employee
                                    Benefit Trust Agreement II.
                             10.19  Amended Employment Agreement dated February
                                    20, 2003 between Mpower Communications Corp.
                                    and Michael Tschiderer.
                             10.20  Mpower Holding Corporation's Directors and
                                    Officers Insurance Premium Plan effective
                                    November 25, 2002.
                             10.21  Mpower Holding Corporation 2002 Stock
                                    Option Plan II.
                             21     Subsidiaries of the Registrant(6)
                             23.1   Consent of Deloitte & Touche LLP
                             99.1   Certification of Principal Executive Officer
                                    pursuant to 18 U.S.C. Section 1350
                             99.2   Certification of Principal Financial Officer
                                    pursuant to 18 U.S.C. Section 1350

----------

(1) Incorporated by reference to Mpower Holding Corporation's Current Report on Form 8-K filed with the Commission on July 30, 2002.

(2) Incorporated by reference to Mpower Holding Corporation's Registration Statement on Form S-4 filed with the Commission on April 13, 2001.

(3) Incorporated by reference to Mpower Holding Corporation's Registration Statement of Form 8-A filed with the Commission on July 30, 2002.

(4) Incorporated by reference to Mpower Holding Corporation's Current Report on Form 8-K filed with the Commission on June 29, 2001.

(5) Incorporated by reference to Mpower Holding Corporation's Registration Statement on Form S-4 filed with the Commission on October 28, 1997, and amendments thereto.

(6) Incorporated by reference to Mpower Holding Corporation's Annual Report on Form 10-K filed with the Commission on April 1, 2002.

(7) Incorporated by reference to Mpower Communications Corp.'s Report on Form 8-K filed with the Commission on June 2, 2000.

(8) Incorporated by reference to Mpower Holding Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(9) Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

(10) Incorporated by reference to Mpower Holding Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11) Incorporated by reference to Mpower Communications Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998.

(12) Incorporated by reference to Mpower Communications Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999.

(13) Incorporated by reference to Mpower Communications Corp.'s Registration Statement on Form S-3 filed with the Commission on June 3, 1999.

      (d) Schedule II--Valuation and Qualifying Accounts and Reserves is included below. All other schedules have been omitted as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements or related notes thereto.

                           MPOWER HOLDING CORPORATION

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED
                               DECEMBER 31, 2002

                                                                     ADDITIONS
                                                              -------------------------
                                               BALANCE AT     CHARGED TO     CHARGED TO                 BALANCE AT
                                               BEGINNING       COSTS AND      OTHER                        END
             DESCRIPTION                       OF YEAR         EXPENSES      ACCOUNTS     DEDUCTIONS     OF YEAR
             -----------                       -------         --------      --------     ----------     -------
Allowance for doubtful accounts............    $ 4,330          $ 9,880       $ --         $ 9,307        $4,903
Accrued network optimization costs.........    $13,593          $12,610       $ --         $24,723        $1,480

                           MPOWER HOLDING CORPORATION

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED
                               DECEMBER 31, 2001

                                                                   ADDITIONS
                                                           -----------------------
                                             BALANCE AT    CHARGED TO   CHARGED TO                  BALANCE AT
                                             BEGINNING     COSTS AND      OTHER                        END
            DESCRIPTION                       OF YEAR       EXPENSES     ACCOUNTS     DEDUCTIONS     OF YEAR
            -----------                       -------       --------     --------     ----------     -------
Allowance for doubtful accounts.........      $5,271        $  7,057      $  --       $  7,998       $ 4,330
Accrued network optimization costs......      $5,030        $233,083      $  --       $224,520       $13,593

                           MPOWER HOLDING CORPORATION

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED
                               DECEMBER 31, 2000

                                                                    ADDITIONS
                                                           -------------------------
                                           BALANCE AT     CHARGED TO      CHARGED TO                   BALANCE AT
                                           BEGINNING      COSTS AND         OTHER                         END
          DESCRIPTION                       OF YEAR        EXPENSES        ACCOUNTS     DEDUCTIONS      OF YEAR
          -----------                       -------        --------        --------     ----------      -------
Allowance for doubtful accounts..........     $961          $ 5,469          $ --         $1,159         $5,271
Accrued network optimization costs.......     $--           $12,000          $ --         $6,970         $5,030

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MPOWER HOLDING CORPORATION


                                          By:   /s/ ROLLA P. HUFF
                                          -------------------------------------
                                                         Rolla P. Huff
                                                     Chief Executive Officer

Date: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       /s/ ROLLA P. HUFF                    Chief Executive Officer and                    March 28, 2003
       ----------------------------         Chairman of the Board
       Rolla P. Huff


       /s/ S. GREGORY CLEVENGER             Executive Vice President - Chief               March 28, 2003
       ----------------------------         Financial Officer and Director
       S. Gregory Clevenger


       /s/ JOSEPH M. WETZEL                 President, Chief Operating                     March 28, 2003
       ----------------------------         Officer and Director
       Joseph M. Wetzel


       /s/ MICHAEL J. TSCHIDERER            Vice President of Finance and                  March 28, 2003
       ----------------------------         Controller (principal accounting officer)
       Michael J. Tschiderer


       /s/ MICHAEL E. CAHR                  Director                                       March 28, 2003
       ----------------------------
       Michael E. Cahr

       /s/ MICHAEL M. EARLEY                Director                                       March 28, 2003
       ----------------------------
       Michael M. Earley

       /s/ ROBERT M. POMEROY                Director                                       March 28, 2003
       ----------------------------
       Robert M. Pomeroy

       /s/ RICHARD L. SHORTEN, JR.          Director                                       March 28, 2003
       ----------------------------
       Richard L. Shorten, Jr.

CERTIFICATIONS

I, Rolla P. Huff, certify that:

1.    I have reviewed this annual report on Form 10-K of Mpower Holding
      Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                        By:    /s/ Rolla P. Huff
                                                   -----------------
                                                   Rolla P. Huff
                                                   Principal Executive Officer

CERTIFICATIONS

I, S. Gregory Clevenger, certify that:

1.    I have reviewed this annual report of Form 10-K on Mpower Holding
      Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                           By:   /s/ S. Gregory Clevenger
                                                     ------------------------
                                                     S. Gregory Clevenger
                                                     Principal Financial Officer

                           MPOWER HOLDING CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                PAGE
                                                                                                ----
Independent Auditors' Report ...............................................................     F-2
Consolidated Balance Sheets
     Reorganized Mpower Holding - as of December 31, 2002 ..................................     F-3
     Predecessor Mpower Holding - as of December 31, 2001 ..................................     F-3
Consolidated Statements of Operations
     Reorganized Mpower Holding - for the period July 31, 2002
     to December 31, 2002 ..................................................................     F-4
     Predecessor Mpower Holding - for the period January 1, 2002
     to July 30, 2002 ......................................................................     F-4
     Predecessor Mpower Holding - for the years ended
     December 31, 2001 and 2000 ............................................................     F-4
Consolidated Statements of Redeemable
  Preferred Stock and Stockholders'
  Equity (Deficit)
     Reorganized Mpower Holding - for the period July 31, 2002
     to December 31, 2002 ..................................................................     F-5
     Predecessor Mpower Holding - for the period January 1, 2002
     to July 30, 2002 ......................................................................     F-5
     Predecessor Mpower Holding - for the years ended
     December 31, 2001 and 2000 ............................................................     F-5
Consolidated Statements of Cash Flows
     Reorganized Mpower Holding - for the period July 31, 2002
     to December 31, 2002 ..................................................................     F-6
     Predecessor Mpower Holding - for the period January 1, 2002
     to July 30, 2002 ......................................................................     F-6
     Predecessor Mpower Holding - for the years ended
     December 31, 2001 and 2000 ............................................................     F-6
Notes to Consolidated Financial Statements .................................................     F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Mpower Holding Corporation
Rochester, New York

      We have audited the accompanying consolidated balance sheets of Mpower Holding Corporation (the "Company") as of December 31, 2002 (Reorganized Company balance sheet) and 2001 (Predecessor Company balance sheet), and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity (deficit), and cash flows for the period from July 31, 2002 to December 31, 2002 (Reorganized Company operations), for the period from January 1, 2002 to July 30, 2002, and the years ended December 31, 2001 and 2000 (Predecessor Company operations). Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the financial statements, on July 17, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on July 30, 2002. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," for the Reorganized Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

     In our opinion, the Reorganized Company consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the period from July 31, 2002 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly in all material respects, the financial position of the Predecessor Company as of December 31, 2001, and the results of its operations and its cash flows for the period from January 1, 2002 to July 30, 2002, and for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company's difficulty in sustaining adequate cash flow to meet its obligations and sustain its operations and its recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP

Rochester, New York
March 27, 2003

                           MPOWER HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                        REORGANIZED      PREDECESSOR
                                                                                                           MPOWER           MPOWER
                                                                                                          HOLDING          HOLDING
                                                                                                                DECEMBER 31,
                                                                                                        ----------------------------
                                                                                                            2002             2001
                                                                                                        -----------      -----------
                                       ASSETS
Current assets:
  Cash and cash equivalents ......................................................................       $  10,773        $   9,150
  Investments available-for-sale .................................................................              --          161,130
  Restricted investments .........................................................................          13,631           12,640
  Accounts receivable, less allowance for doubtful accounts
    of $4,903 and $4,330 at December 31, 2002 and 2001, respectively .............................          13,923           24,825
  Assets held for sale ...........................................................................          20,471               --
  Prepaid expenses and other current assets ......................................................           6,683            5,587
                                                                                                         ---------        ---------
          Total current assets ...................................................................          65,481          213,332
Property and equipment, net ......................................................................          38,497          385,872
Deferred financing costs, net of accumulated amortization of
  $32 and $2,095 at December 31, 2002 and 2001, respectively .....................................              16            8,400
Intangibles, net of accumulated amortization of $1,909 ...........................................          13,530               --
Other assets .....................................................................................           9,899            6,043
                                                                                                         ---------        ---------
          Total assets ...........................................................................       $ 127,423        $ 613,647
                                                                                                         =========        =========

                LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
                                     EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt and capital lease obligations .............................       $   4,638        $   7,729
  Accounts payable:
     Trade .......................................................................................          19,563           23,608
     Property and equipment ......................................................................           2,151            4,493
  Accrued interest ...............................................................................              66           14,023
  Accrued sales taxes payable ....................................................................           5,753            7,077
  Accrued network optimization costs .............................................................           1,480           13,593
  Accrued property taxes payable .................................................................           3,030            2,893
  Accrued wages payable ..........................................................................           2,687            2,456
  Deferred revenue ...............................................................................           4,680            3,051
  Accrued other expenses .........................................................................          10,119           16,415
                                                                                                         ---------        ---------
          Total current liabilities not subject to compromise ....................................          54,167           95,338
  Current liabilities subject to compromise ......................................................           1,748               --
                                                                                                         ---------        ---------
          Total current liabilities ..............................................................          55,915           95,338
Senior notes, net of unamortized discount of $10,686 at December 31, 2001 ........................              --          420,803
Other long-term debt and capital lease obligations ...............................................             371            2,154
                                                                                                         ---------        ---------
      Total liabilities ..........................................................................          56,286          518,295
                                                                                                         ---------        ---------
Commitments and contingencies
Redeemable preferred stock:
  Predecessor Mpower Holding 10% Series C convertible preferred stock,
     1,250,000 shares authorized, issued and outstanding at December 31, 2001 ....................              --           46,610
  Predecessor Mpower Holding 7.25% Series D convertible preferred stock,
     3,013,388 shares authorized, issued and outstanding at December 31, 2001 ....................              --          156,220
Stockholders' equity (deficit):
Predecessor Mpower Holding common stock, $0.001 par value, 300,000,000 shares
     authorized, 59,488,843 shares issued and outstanding at December 31, 2001 ...................              --               59
Reorganized Mpower Holding preferred stock, 50,000,000 shares authorized but
     unissued at December 31, 2002 ...............................................................              --               --
Reorganized Mpower Holding common stock, $0.001 par value, 1,000,000,000
     shares authorized, 64,999,025 shares issued and outstanding at December 31, 2002 ............              65               --
Additional paid-in capital .......................................................................          87,511          712,334
Accumulated deficit ..............................................................................         (16,439)        (826,615)
Less: Predecessor Mpower Holding treasury stock, 13,710 shares, at cost ..........................              --              (76)
Predecessor Mpower Holding notes receivable from stockholders for issuance of
     common stock ................................................................................              --             (973)
Accumulated other comprehensive income ...........................................................              --            7,793
                                                                                                         ---------        ---------
         Total stockholders' equity (deficit) ....................................................          71,137         (107,478)
                                                                                                         ---------        ---------
         Total liabilities, redeemable preferred stock and stockholders' equity (deficit) ........       $ 127,423        $ 613,647
                                                                                                         =========        =========

          See accompanying notes to consolidated financial statements.

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             REORGANIZED         PREDECESSOR       PREDECESSOR       PREDECESSOR
                                                                MPOWER             MPOWER             MPOWER           MPOWER
                                                                HOLDING            HOLDING            HOLDING          HOLDING
                                                           JULY 31, 2002 TO    JANUARY 1, 2002      YEAR ENDED        YEAR ENDED
                                                             DECEMBER 31,         TO JULY 30,      DECEMBER 31,      DECEMBER 31,
                                                                 2002                2002              2001              2000
                                                           ----------------    ---------------     ------------      ------------
Operating revenues:
  Telecommunication services .........................       $     62,815        $     83,289      $    136,116      $    111,292
Operating expenses:
  Cost of operating revenues (excluding
     depreciation and amortization) ..................             33,414              51,320           103,629            82,608
  Selling, general and administrative (excluding
     depreciation and amortization) ..................             42,779              65,627           140,024           159,126
  Reorganization expense .............................                 --             266,383                --                --
  Stock-based compensation expense ...................                276                 442             3,081             3,345
  Network optimization cost ..........................             (6,390)             19,000           233,083            12,000
  Depreciation and amortization ......................              7,987              28,620            56,499            41,520
                                                             ------------        ------------      ------------      ------------
                                                                   78,066             431,392           536,316           298,599
                                                             ------------        ------------      ------------      ------------
     Loss from continuing operations .................            (15,251)           (348,103)         (400,200)         (187,307)
Other income (expense):
  (Loss) gain on sale of assets, net .................               (449)              4,417             5,596               102
  Gain (loss) on discharge of debt ...................             35,030             315,310            32,322           (20,065)
  Interest income ....................................                963               3,237            20,812            41,466
  Interest expense, net of amount capitalized
     (contractual interest was $33,470 from
       January 1, 2002 to July 30, 2002) .............             (2,539)            (18,065)          (58,873)          (45,934)
                                                             ------------        ------------      ------------      ------------
     Income (loss) before discontinued operations ....             17,754             (43,204)         (400,343)         (211,738)
Discontinued operations:
  Loss from discontinued operations ..................            (34,193)            (34,765)          (67,397)          (32,976)
                                                             ------------        ------------      ------------      ------------
     Net loss ........................................            (16,439)            (77,969)         (467,740)         (244,714)
Accretion of preferred stock to redemption value .....                 --                  --                --            (6,765)
Accrued preferred stock dividend
     (contractual dividend was $8,782 from
       January 1, 2002 to July 30, 2002) .............                 --              (3,974)          (21,782)          (16,889)
                                                             ------------        ------------      ------------      ------------
Net loss applicable to common stockholders ...........       $    (16,439)       $    (81,943)     $   (489,522)     $   (268,368)
                                                             ============        ============      ============      ============
Basic and diluted income (loss) per share
 applicable to common stockholders:

       Income (loss) before discontinued operations ..       $       0.27        $      (0.79)     $      (7.13)     $      (4.56)
                                                             ============        ============      ============      ============

       Loss applicable to discontinued operations ....       $      (0.52)       $      (0.59)     $      (1.13)     $      (0.64)
                                                             ============        ============      ============      ============

       Net loss ......................................       $      (0.25)       $      (1.38)     $      (8.26)     $      (5.20)
                                                             ============        ============      ============      ============
Basic weighted average shares outstanding ............         64,999,025          59,461,374        59,245,239        51,630,640
                                                             ============        ============      ============      ============
Diluted weighted average shares outstanding ..........         65,247,708          59,461,374        59,245,239        51,630,640
                                                             ============        ============      ============      ============

          See accompanying notes to consolidated financial statements.

                           MPOWER HOLDING CORPORATION
            CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            STOCKHOLDER'S EQUITY (DEFICIT)
                                                                                  --------------------------------------------------
                                                             REDEEMABLE
                                                          PREFERRED STOCK              COMMON STOCK       ADDITIONAL
                                                    -------------------------     ---------------------     PAID-IN      ACCUMULATED
                                                       SHARES        AMOUNT         SHARES      AMOUNT      CAPITAL        DEFICIT
                                                    ----------      ---------     ----------   --------   -----------    -----------
BALANCE AT DECEMBER 31, 1999                         6,527,779      $  84,973     34,866,492   $    35     $ 225,288      $(114,161)
Common stock issued for cash                                --             --      9,245,564         9       316,724             --
Warrants and options exercised for
       common stock                                         --             --      1,298,728         1         2,944             --
Payment on stockholders' notes                              --          4,900             --        --            --             --
10% Series B convertible preferred
  stock converted to common stock                   (5,277,779)       (55,153)     7,916,668         8        55,145             --
7.25% Series D convertible preferred
  stock issued for cash                              4,140,000        200,575             --        --            --             --
Stock-based compensation                                    --             --             --        --         3,345             --
Accrued preferred stock dividend                            --         16,889             --        --       (16,889)            --
Preferred dividends paid in common stock                    --        (14,063)     1,448,661         2        14,061             --
Accretion of preferred stock to
redemption value                                            --          6,765             --        --        (6,765)            --
Shares issued for acquisition of
Primary Network                                             --             --      2,024,757         2        70,382             --
Options and warrants issued for
  acquisition of Primary Network                            --             --             --        --         5,171             --
Shares issued in exchange of Primary
  Network Senior Notes                                      --             --         75,000        --         2,625             --
Comprehensive loss:
  Net loss                                                  --             --             --        --            --       (244,714)
  Unrealized gain on investments available-for-sale         --             --             --        --            --             --
                                                    ----------      ---------     ----------   -------     ---------      ---------
COMPREHENSIVE LOSS

BALANCE AT DECEMBER 31, 2000                         5,390,000        244,886     56,875,870        57       672,031       (358,875)
Warrants and options exercised for
common stock                                                --             --        211,072        --            72             --
Cancellation of stockholder's note for
common stock                                                --             --       (225,000)       --        (4,904)            --
Stock-based compensation                                    --             --             --        --         3,081             --
Accrued preferred stock dividend                            --         15,157             --        --       (15,157)            --
Preferred dividends paid in common stock                    --         (2,995)       427,070        --         2,995             --
7.25% Series D convertible preferred stock
       converted to common stock                    (1,126,612)       (54,218)     2,199,831         2        54,216             --
Comprehensive loss:
  Net loss                                                  --             --             --        --            --       (467,740)
  Unrealized loss on investments available-for-sale         --             --             --        --            --             --
                                                    ----------      ---------     ----------   -------     ---------      ---------
COMPREHENSIVE LOSS

BALANCE AT DECEMBER 31, 2001                         4,263,388        202,830     59,488,843        59       712,334       (826,615)
Cancellation of stockholders' notes for
common stock                                                --             --        (81,000)       --          (435)            --
Principal stockholder's short swing
profit                                                      --             --             --        --           588             --
Stock-based compensation                                    --             --             --        --           342             --
Accrued preferred stock dividend                            --          3,974             --        --        (3,974)            --
7.25% Series D convertible preferred stock
       converted to common stock                       (50,000)        (2,425)        57,390        --         2,425             --
New common stock issued for exchange
       of 2010 Notes                                        --             --     55,250,000        55        74,150             --
Cancellation of preferred and common stock          (4,213,388)      (204,379)   (59,465,233)      (59)      191,267             --
New common stock issued for exchange of stock               --             --      9,749,025        10        13,085             --
Fresh-start accounting                                      --             --             --        --      (902,547)       904,584
Comprehensive loss:
  Net loss                                                  --             --             --        --            --        (77,969)
  Unrealized loss on investments available-for-sale         --             --             --        --            --             --
                                                    ----------      ---------     ----------   -------     ---------      ---------
COMPREHENSIVE LOSS

BALANCE AT JULY 30, 2002, Predecessor Mpower Holding        --             --     64,999,025        65        87,235             --
Stock-based compensation                                    --             --             --        --           276             --
Comprehensive Loss
  Net loss                                                  --             --             --        --            --        (16,439)
                                                    ----------      ---------     ----------   -------     ---------      ---------
Balance at December 31, 2002, Reorganized
 Mpower Holding                                             --      $      --     64,999,025   $    65     $  87,511      $ (16,439)
                                                    ==========      =========     ==========   =======     =========      =========

                                                                            STOCKHOLDER'S EQUITY (DEFICIT)
                                                        -----------------------------------------------------------------------
                                                                                                  ACCUMULATED
                                                                                  NOTES              OTHER            TOTAL
                                                            TREASURY STOCK     RECEIVABLE        COMPREHENSIVE    STOCKHOLDERS'
                                                       --------------------        FROM             INCOME           EQUITY
                                                        SHARES       AMOUNT    STOCKHOLDERS         (LOSS)          (DEFICIT)
                                                       -------      -------    ------------      -------------    -------------
BALANCE AT DECEMBER 31, 1999                            13,710      $   (76)      $(6,219)         $ (1,086)        $ 103,781
Common stock issued for cash                                --           --            --                --           316,733
Warrants and options exercised for
       common stock                                         --           --            --                --             2,945
Payment on stockholders' notes                              --           --           925                                 925
10% Series B convertible preferred
stock converted
       to common stock                                      --           --            --                --            55,153
7.25% Series D convertible preferred
stock issued
       for cash                                             --           --            --                --                --
Stock-based compensation                                    --           --            --                --             3,345
Accrued preferred stock dividend                            --           --            --                --           (16,889)
Preferred dividends paid in common stock                    --           --            --                --            14,063
Accretion of preferred stock to
redemption value                                            --           --            --                --            (6,765)
Shares issued for acquisition of
Primary Network                                             --           --            --                --            70,384
Options and warrants issued for
acquisition of
       Primary Network                                      --           --            --                --             5,171
Shares issued in exchange of Primary
Network
       Senior Notes                                         --           --            --                --             2,625
Comprehensive Loss
  Net loss                                                  --           --            --                --          (244,714)
  Unrealized gain on investments available-for-sale         --           --            --            10,110            10,110
                                                       -------      -------       -------          --------         ---------
COMPREHENSIVE LOSS                                                                                                   (234,604)
                                                                                                                    ---------
BALANCE AT DECEMBER 31, 2000                            13,710          (76)       (5,294)            9,024           316,867
Warrants and options exercised for
common stock                                                --           --            --                --                72
Cancellation of stockholder's note for
common stock                                                --           --         4,321                --              (583)
Stock-based compensation                                    --           --            --                --             3,081
Accrued preferred stock dividend                            --           --            --                --           (15,157)
Preferred dividends paid in common stock                    --           --            --                --             2,995
7.25% Series D convertible preferred stock
       converted to common stock                            --           --            --                --            54,218
Comprehensive Loss
  Net loss                                                  --           --            --                --          (467,740)
  Unrealized loss on investments available-for-sale         --           --            --            (1,231)           (1,231)
                                                       -------      -------       -------          --------         ---------
COMPREHENSIVE LOSS                                                                                                   (468,971)
                                                                                                                    ---------
BALANCE AT DECEMBER 31, 2001                            13,710          (76)         (973)            7,793          (107,478)
Cancellation of stockholders' notes for
common stock                                                --           --           435                --                --
Principal stockholder's short swing
profit                                                      --           --            --                --               588
Stock-based compensation                                    --           --           100                --               442
Accrued preferred stock dividend                            --           --            --                --            (3,974)
7.25% Series D convertible preferred stock
       converted to common stock                            --           --            --                --             2,425
New common stock issued for exchange
       of 2010 Notes                                        --           --            --                --            74,205
Cancellation of preferred and common stock             (13,710)          76            --                --           191,284
New common stock issued for exchange of stock               --           --            --                --            13,095
Fresh-start accounting                                      --           --           438            (2,039)              436
Comprehensive Loss
  Net loss                                                  --           --            --                --           (77,969)
  Unrealized loss on investments available-for-sale         --           --            --            (5,754)           (5,754)
                                                       -------      -------       -------          --------         ---------
COMPREHENSIVE LOSS                                                                                                    (83,723)
                                                                                                                    ---------
BALANCE AT JULY 30, 2002, Predecessor Mpower Holding        --           --            --                --            87,300
Stock-based compensation                                    --           --            --                --               276
Comprehensive Loss
  Net loss                                                  --           --            --                --           (16,439)
                                                       -------      -------       -------          --------         ---------
Comprehensive Loss                                                                                                    (16,439)
                                                                                                                    ---------

Balance at December 31, 2002, Reorganized
  Mpower Holding                                            --      $    --       $    --          $     --         $  71,137
                                                       =======      =======       =======          ========         =========

          See accompanying notes to consolidated financial statements.

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    REORGANIZED        PREDECESSOR      PREDECESSOR     PREDECESSOR
                                                                       MPOWER             MPOWER           MPOWER          MPOWER
                                                                      HOLDING            HOLDING          HOLDING          HOLDING
                                                                  JULY 31, 2002 TO   JANUARY 1, 2002     YEAR ENDED      YEAR ENDED
                                                                    DECEMBER 31,       TO JULY 30,      DECEMBER 31,    DECEMBER 31,
                                                                        2002               2002             2001            2000
                                                                  ----------------   ---------------    ------------    ------------
Cash flows from operating activities:
  Net loss .....................................................      $(16,439)         $ (77,969)       $(467,740)      $(244,714)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization ............................        11,223             41,344           76,118          50,975
      Bad debt expense .........................................         4,426              5,454            7,057           5,469
      Loss on disposal of assets from discontinued operations ..        21,518                 --               --              --
      (Gain) loss on early retirement of debt ..................       (35,030)                --          (32,322)         20,065
      Gain on discharge of debt ................................            --           (315,310)              --              --
      Non-cash reorganization expense ..........................            --            244,669               --              --
      Network optimization cost ................................        (6,390)            19,000          233,083          12,000
      (Gain) loss on sale of assets, net .......................           449             (4,417)          (5,596)            102
      Amortization of debt discount ............................            61                718            1,479           1,330
      Amortization of deferred debt financing costs ............            84                608            1,329           1,233
      Stock-based compensation expense .........................           276                442            3,081           3,345
      Changes in assets and liabilities:
          Increase in accounts receivable ......................          (854)            (2,334)          (3,420)        (15,445)
          (Increase) decrease in prepaid expenses and other
            current assets .....................................         2,176             (3,271)          (2,761)          1,820
          Decrease (increase) in other assets ..................           980             (5,724)             655          (5,427)
          (Decrease) increase in accounts payable -- trade .....       (12,792)            10,495          (12,976)          9,220
          (Decrease) increase in sales taxes payable ...........          (475)              (848)          (2,014)          4,746
          Decrease in accrued network optimization costs .......        (3,552)            (3,707)         (14,901)           (970)
          (Decrease) increase in accrued interest and other
            expenses ...........................................        (8,865)             9,816             (353)         14,962
                                                                      --------          ---------        ---------       ---------
          Net cash used in operating activities ................       (43,204)           (81,034)        (219,281)       (141,289)
                                                                      --------          ---------        ---------       ---------
Cash flows from investing activities:
  Purchase of property and equipment, net of payables ..........        (5,540)           (11,298)         (86,402)       (287,080)
  Net cash paid for acquisition of business ....................            --                 --               --         (13,475)
  Proceeds from sale of customer base ..........................            --                 --            1,601              --
  Proceeds from sale of airplane ...............................         6,119                 --               --              --
  Sale of investments available-for-sale, net ..................        52,155            105,550          336,911          17,334
  Purchase of investments available-for-sale, net ..............            --                 --               --        (373,937)
  Sale of restricted investments, net ..........................         1,361              3,614              460          21,191
  Purchase of restricted investments, net ......................        (4,000)            (1,902)         (12,050)             --
                                                                      --------          ---------        ---------       ---------
          Net cash provided by (used in) investing activities ..        50,095             95,964          240,520        (635,967)
                                                                      --------          ---------        ---------       ---------
Cash flows from financing activities:
  Proceeds from principal stockholders' short swing profit .....            --                588               --              --
  Proceeds from issuance of Senior Notes, net of discount ......            --                 --               --         243,220
  Costs associated with issuance of Senior Notes and warrants ..            --                 --               --         (10,482)
  Proceeds from issuance of Convertible Preferred Stock, net
    of issuance costs ..........................................            --                 --               --         200,575
  Repurchase of Senior Notes ...................................       (13,707)                --          (14,134)         (9,647)
  Fees paid for repurchase of Senior Notes .....................          (450)                --               --              --
  Payments on other long term debt and capital lease
    obligations ................................................        (2,513)            (4,116)          (8,554)         (4,365)
  Payments received on stockholders' notes .....................            --                 --               --           5,825
  Proceeds from issuance of common stock .......................            --                 --               72         319,678
                                                                      --------          ---------        ---------       ---------
          Net cash (used in) provided by financing activities ..       (16,670)            (3,528)         (22,616)        744,804
                                                                      --------          ---------        ---------       ---------
          Net (decrease) increase in cash and cash equivalents .        (9,779)            11,402           (1,377)        (32,452)
Cash and cash equivalents at beginning of period ...............        20,552              9,150           10,527          42,979
                                                                      --------          ---------        ---------       ---------
Cash and cash equivalents at the end of period .................      $ 10,773          $  20,552        $   9,150       $  10,527
                                                                      ========          =========        =========       =========
Supplemental schedule of non-cash investing and financing
  activities:
   New common stock issued for exchange of Senior Notes.........      $     --          $  74,205        $      --       $      --
                                                                      ========          =========        =========       =========
   Cancellation of preferred and common stock ..................      $     --          $ (13,095)       $      --       $      --
                                                                      ========          =========        =========       =========
   New common stock issued for exchange of preferred and
   common stock.................................................      $     --          $  13,095        $      --       $      --
                                                                      ========          =========        =========       =========
   Fresh-start accounting.......................................      $     --          $     436        $      --       $      --
                                                                      ========          =========        =========       =========

   Stock issued for acquisition of subsidiary ..................      $     --          $      --        $      --       $  70,384
                                                                      ========          =========        =========       =========
   Options and warrants issued for acquisition of subsidiary ...      $     --          $      --        $      --       $   5,171
                                                                      ========          =========        =========       =========
   Preferred stock converted to common stock ...................      $     --          $   2,425        $  54,218       $  55,153
                                                                      ========          =========        =========       =========
   Preferred stock dividends accrued ...........................      $     --          $   3,974        $  15,157       $  16,889
                                                                      ========          =========        =========       =========
   Accretion of preferred stock to redemption value ............      $     --          $      --        $      --       $   6,765
                                                                      ========          =========        =========       =========
   Warrants and options exercised for common stock..............      $     --          $      --        $      72       $   2,945
                                                                      ========          =========        =========       =========
   Preferred dividends paid in common stock.....................      $     --          $      --        $   2,995       $  14,063
                                                                      ========          =========        =========       =========
   Cancellation of stockholders note for common stock...........      $     --          $      --        $     583       $      --
                                                                      ========          =========        =========       =========
   Shares issued in exchange of Primary Network Senior Notes....      $     --          $      --        $      --       $   2,625
                                                                      ========          =========        =========       =========
Other disclosures:
   Cash paid for interest, net of amounts capitalized ..........      $  3,054          $   2,150        $  55,750       $  32,276
                                                                      ========          =========        =========       =========

          See accompanying notes to consolidated financial statements.

                           MPOWER HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(1) DESCRIPTION OF BUSINESS, PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

      The accompanying consolidated financial statements of Mpower Holding Corporation (the "Company"), a Delaware corporation, include the accounts of the Company and its wholly-owned subsidiary, Mpower Communications Corp. ("Communications") and other subsidiaries of Communications. All significant inter-company balances and transactions have been eliminated.

      As a result of the Chapter 11 reorganization occurring as of July 30, 2002, and discussed in Note 2, the financial results for the year ended December 31, 2002 have been separately presented under the label "Predecessor Mpower Holding" for periods prior to July 30, 2002 and "Reorganized Mpower Holding" for the period July 31, 2002 to December 31, 2002. In addition, the Company's consolidated financial statements for the years ended December 31, 2001 and 2000 have been reclassified to reflect discontinued operations as discussed in
Note 4.

      As a result of the reorganization, the financial statements published for periods following the effectiveness of the Plan will not be comparable to those published before the effectiveness of the Plan.

      The Company is a competitive local exchange carrier ("CLEC") offering local dial-tone, long distance, high-speed Internet access via dedicated Symmetrical Digital Subscriber Line ("SDSL") technology, voice over SDSL ("VoSDSL"), Trunk Level 1 ("T1"), Integrated T1 and Data-only T1 as well as other voice and data features. The Company's services are offered primarily to small and medium-sized business customers through Communications in Los Angeles, San Diego, Northern California, Las Vegas and Chicago. The Company currently has approximately 45,000 business customers and approximately 25,000 residential customers (primarily in the Las Vegas market). The Company also bills a number of major carrier customers for the costs of terminating traffic on the Mpower network. The Company currently acquires approximately 90% of its new sales through its direct sales force, with the remainder acquired through agent relationships.

FINANCIAL HISTORY

      In May 1998, the Company completed its initial public offering of common stock, raising net proceeds of $63.0 million. From May 1999 to March 2000, the Company raised over $900 million of additional funds through debt and equity issuances to pursue an aggressive business plan to rapidly expand its operations. At the same time, the capital markets became virtually inaccessible to early stage communications ventures. Consequently, in September 2000, the Company commenced what has become a 30-month process to restructure its business, both operationally and financially.

      From September 2000 through May 2001, the Company significantly scaled back its operations, canceling over 500 existing collocations, and canceling plans to enter the Northeast and Northwest Regions (representing more than 350 collocations).

     From February through July 2002, the Company undertook a comprehensive recapitalization through a Chapter 11 bankruptcy plan that eliminated $593.9 million in carrying value of debt settled and preferred stock (as well as $65.3 million of associated annual interest and dividend costs) in exchange for cash and the substantial majority of its common stock. See Note 2 for further discussion of the Chapter 11 proceedings.

     From November 2002 to January 2003, the Company eliminated the remaining $51.3 million of carrying value of its debt for cash payments, which released the only security interest in its network assets, giving the Company the ability to pursue alternative financing transactions.

      In January 2003, the Company announced it had reached an agreement with RFC Capital Corporation, a wholly owned subsidiary of Textron Financial Corporation, for a three-year funding facility of up to $7.5 million, secured only by certain of its receivables.

     In January 2003, the Company announced a series of strategic and financial transactions to further strengthen itself financially and focus its operations on the California, Nevada and Illinois markets. The Company is bringing geographic concentration to its business by selling its customers and assets in Florida, Georgia, Ohio, Michigan and Texas to other service providers (the "Asset Sales"). The Asset Sales in Michigan and Ohio were completed on March 18, 2003 and Texas on March 27, 2003. Completion of the remaining Asset Sales is subject to a number of closing conditions and contingencies. The Asset Sales are expected to generate net proceeds to the Company of $17.0 million to $20.0 million over the next few months.

REVENUE RECOGNITION

      Revenues for voice, data and other services to end-users, and for carrier interconnection and access are recognized in the month in which the service is provided. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as unearned revenues and recognized as revenue over the expected service period.

      The Company defers fees for certain activation and reactivation services and records the related revenue and cost of operating revenue over the estimated customer service period rather than recording the revenues and charges when received or paid.

      Prior to 2000, the Company had recognized switched access revenues based on management's determination that the amount billed to carriers met the revenue recognition criteria. As of December 31, 2000, the Company had reached agreements with certain carriers providing over 65% of the traffic and began to recognize the related revenues as billed to the extent the collectibility was reasonably assured. During 2000, the Company recorded a one-time amount of $5.0 million in revenue on those settlements for which the ultimate settlement exceeded management's previously recorded best estimates. As a result of the carrier agreements, the rates charged to these carriers declined in 2001 from 2000 and declined again in 2002. Included in accounts receivable in the accompanying consolidated balance sheets as of December 31, 2002 and 2001 are net accounts receivable related to switched access of approximately $8.9 million and $11.0 million, respectively.

      The Company recognized in operating revenues, switched access revenues for the periods ended in 2002, 2001 and 2000 were as follows (in thousands):

                                                       REORGANIZED   PREDECESSOR
                                                         MPOWER        MPOWER
                                                         HOLDING       HOLDING
                                                          2002          2002          2001        2000
                                                       ----------    -----------    --------    --------
            Switched access revenues                   $   18,575     $   11,193    $ 43,443    $ 46,020

COST OF OPERATING REVENUES

      Cost of operating revenues include the cost of leasing copper loops from the ILECs, the cost to change over new customers onto the Company's network, the cost of transporting voice and data traffic over the Company's network, long distance charges from service providers related to the traffic generated by the Company's customers, the cost of leasing collocation space from the ILECs and the related utilities to operate the Company's equipment at those sites, the leased space related to the Company's switch sites and the related utilities needed to operate the Company's switches and other related services. Costs of operating revenues do not include an allocation of depreciation and amortization expense.

COMPREHENSIVE INCOME


     The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes rules for the reporting of comprehensive income (loss) and its components. For the years ended December 31, 2001 and 2000, comprehensive income (loss) consists of unrealized gains (losses) on investments in available-for-sale securities, as well as net losses, and is presented in the consolidated statements of redeemable preferred stock and stockholders' equity (deficit).

CONCENTRATION OF CREDIT RISK

      The Company conducts business with a large base of customers. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition. Additionally, a significant portion of the Company's accounts receivable related to switched access is concentrated in a limited number of carriers. The Company has reached access rate agreements with its three largest carriers. Allowances are maintained for potential credit issues and such losses to date have been within management's expectations.

CASH AND CASH EQUIVALENTS

      The Company considers short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair value of the Company's cash and cash equivalents approximates carrying amounts due to the relatively short maturities and variable interest rates of the instruments, which approximate current market rates.

INVESTMENTS

      The Company classifies its investments as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale investments are recorded at fair value with net unrealized holding gains and losses reported in stockholders' equity (deficit) as a component of accumulated other comprehensive income. Interest and amortization of premiums and discounts for available-for-sale securities are included in interest income. Gains and losses on available-for-sale investments sold are determined based on the specific identification method and are included in other income. For all investments, unrealized losses that are other than temporary are recognized in net loss. The Company does not hold these investments for speculative or trading purposes.

      Investments available-for-sale as of December 31, 2001 were as follows (in thousands):

                                                    UNREALIZED     UNREALIZED       FAIR
                                                       GAINS          LOSSES        VALUE
                                                    ----------     ----------     --------
               U.S. Government and
                    Agency Securities .........       $  442        $      --     $ 10,672
               Mortgage Backed Securities .....        7,351               --      150,458
                                                      ------        ---------     --------
            Total .............................       $7,793        $      --     $161,130
                                                      ======        =========     ========

      Proceeds from the sale of investments available-for-sale for the periods ended in 2002, 2001 and 2000 were as follows (in thousands):

                                                             REORGANIZED      PREDECESSOR
                                                               MPOWER           MPOWER
                                                               HOLDING          HOLDING
                                                                2002             2002           2001           2000
                                                             -----------      -----------     --------       --------
                Proceeds from the sale
                  of investments
                  available-for-sale .................       $ 52,155          $105,550       $336,911       $ 17,334

      The realized gains and losses from sales of investments for the periods ended in 2002, 2001 and 2000 were as follows (in thousands):

                                                             REORGANIZED      PREDECESSOR
                                                               MPOWER           MPOWER
                                                               HOLDING          HOLDING
                                                                2002             2002           2001           2000
                                                             -----------      -----------     --------       --------
                   Gross realized gains ..............       $     39          $  4,326       $  7,390       $     --
                   Gross realized losses .............           (578)               --             --            (34)
                                                             --------          --------       --------       --------

                   Net realized (loss) gain ..........       $   (539)         $  4,326       $  7,390       $    (34)
                                                             ========          ========       ========       ========

RESTRICTED INVESTMENTS

     In September 2001, the Company committed to pay up to $4.5 million during the period through December 31, 2002 for employee retention and incentive compensation bonuses, subject to the terms of the agreements. In addition, the Company committed to pay up to $7.5 million in severance payments to certain employees in the event they are terminated involuntarily, without cause or voluntarily, with good cause. In November 2001, the Company established a trust, which was funded at a level sufficient to cover the maximum commitment for retention, incentive compensation and severance payments. For the year ended December 31, 2002, the Company paid out $4.3 million relating to these commitments and an additional $0.6 million out of restricted investments to settle a dispute related to an acquisition made by one of our subsidiaries in June 1999.

      In October 2002, the Company established and funded an irrevocable grantor trust with $2.0 million, an amount sufficient to pay all severance benefit obligations pursuant to employment agreements for several of the Company's executives and any other severance or retention agreements in effect that were not funded by the trust adopted by the Company in November 2001. In November 2002, the Company established a $2.0 million trust for the future purchase, if needed, of run-off insurance for the directors and officers.

      Restricted investments at December 31, 2002, also includes $1.9 million of escrow funds related to disputed charges between SBC

Telecommunications and the Company. In February 2003, a final settlement of the disputed charges was reached and $1.2 million was released and returned to the Company, while $0.7 million was released and paid to SBC Telecommunications.

ADVERTISING COSTS

      The Company expenses advertising costs in the period incurred. During 2002, advertising costs were not material. For the years ended December 31, 2001 and 2000, the Company had expensed advertising costs of $0.1 million and $7.3 million, respectively.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets consist of prepaid rent, prepaid insurance, prepaid maintenance agreements and deferred installation costs. Prepaid expenses are expensed on a straight-line basis over the corresponding life of the underlying agreements. Deferred installation costs are expensed on a straight-line basis over the estimated customer service period.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, less accumulated depreciation and amortization. Direct and indirect costs of construction are capitalized, and include interest costs related to construction for the periods ended in 2002, 2001 and 2000 were as follows (in thousands):

                                            REORGANIZED     PREDECESSOR
                                              MPOWER          MPOWER
                                              HOLDING         HOLDING
                                               2002            2002            2001        2000
                                            -----------     ------------     --------    --------
                Interest costs .......      $      129       $     1,290     $  4,896    $ 10,684

     Depreciation is computed using the straight-line method over estimated useful lives beginning in the month an asset is placed into service. Estimated useful lives of property and equipment are as follows:

                     Buildings .......................................      39 years
                     Telecommunications and switching equipment ......      3-10 years
                     Computer hardware and software ..................      3-5 years
                     Office equipment and other ......................      3-10 years
                     Leasehold improvements ..........................      the lesser of the estimated
                                                                            useful lives or term of lease

      The Company capitalizes costs associated with the design, deployment and expansion of the Company's network including internally and externally developed software. Capitalized external software costs include the actual costs to purchase software from vendors. Capitalized internal software costs generally include personnel and related costs incurred in the enhancement and implementation of purchased software packages. Repair and maintenance costs are expensed as incurred.

      Capitalized internal labor costs for the periods ended in 2002, 2001 and 2000 were as follows (in thousands):

                                                             REORGANIZED    PREDECESSOR
                                                               MPOWER         MPOWER
                                                               HOLDING        HOLDING
                                                                2002           2002            2001        2000
                                                             -----------    ------------     --------    --------
                Capitalized internal
                  labor costs ......................          $2,293          $3,956          $8,657      $9,888

DEFERRED FINANCING COSTS

      Deferred financing costs are amortized to interest expense over the life of the related financing using the effective interest method.

GOODWILL AND OTHER INTANGIBLES

      On January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 provides that goodwill and other separately recognized intangible assets with indefinite lives will no longer be amortized, but will be subject to at least an annual assessment for impairment through the application of a fair-value-based test. Intangible assets that do have finite lives will continue to be amortized over their estimated useful lives. The Company had no goodwill recorded on the consolidated balance sheets as of December 31, 2002 and 2001.

INCOME TAXES

      The Company has applied the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income tax assets and liabilities for the consequences of temporary differences between amounts reported for financial reporting and income tax purposes. SFAS No. 109 requires recognition of a future tax benefit of net operating loss carryforwards and certain other temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2002 and 2001, the carrying value of certain financial instruments (accounts receivable, accounts payable) approximates fair value due to the short term nature of the instruments or interest rates, which are comparable with current rates.

      Based upon quoted market prices, the fair value of the Company's Senior Notes outstanding is approximately $2.1 million and $73.5 million, at December 31, 2002 and 2001, respectively, as compared to carrying values at December 31, 2002 and 2001 of $2.1 million and $420.8 million, respectively. The remainder of the Company's long-term debt consists primarily of fixed and variable rate capital lease obligations.

LONG-LIVED ASSETS

      Management periodically evaluates the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized by writing down the asset's carrying value to its fair value based on the present value of the discounted cash flows of the asset or other relevant measures. Management believes no material impairment in the value of long-lived assets exists at December 31, 2002 or 2001.

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

USE OF ESTIMATES

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

RECLASSIFICATIONS

      Certain reclassifications, which have no effect on net income or loss, have been made in the prior period financial statements to conform to the current presentation.

STOCK OPTION PLAN

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The adoption of SFAS No. 148 in 2002 did not have a material effect on the financial results of the Company.

      The Company has adopted the disclosure requirements of SFAS No. 123. In accordance with SFAS No. 123, the Company has elected not to recognize compensation cost related to stock options with exercise prices equal to the market price at date of issuance. Had the Company determined compensation cost using the fair value based method defined in SFAS No. 123, the Company's results from operations would have been as follows for the periods ended December 31, 2002 and July 30, 2002, and December 31, 2001 and 2000 (in thousands, except per share amounts):



                                                                        REORGANIZED     PREDECESSOR      PREDECESSOR   PREDECESSOR
                                                                           MPOWER         MPOWER           MPOWER        MPOWER
                                                                           HOLDING        HOLDING         HOLDING       HOLDING
                                                                            2002            2002             2001          2000
                                                                        -----------     -----------     -----------   -----------
    Net loss applicable to common stockholders, as reported .........  $(16,439)         $(81,943)        $(489,522)   $(268,368)
    Add: Stock-based compensation expense included in reported net
      income, net of related tax effects ............................       276               442             3,081        3,345
    Deduct: Total stock-based employee compensation expense to be determined under fair value based method for all awards, net
      of related tax effects ........................................    (1,260)           (4,101)          (94,835)     (53,267)
                                                                       --------         ---------         ---------    ---------
    Pro forma net loss applicable to common stockholders ............  $(17,423)         $(85,602)        $(581,276)   $(318,290)
                                                                       --------         ---------         ---------    ---------
    Basic and diluted loss per share of common stock, as reported ...  $  (0.25)         $  (1.38)        $   (8.26)   $   (5.20)
                                                                       --------          --------         ---------    ---------
    Basic and diluted loss per share of common stock pro forma ......  $  (0.27)         $  (1.44)        $   (9.81)   $   (6.16)
                                                                       --------          --------         ---------    ---------

      For options granted during the period July 31, 2002 to December 31, 2002 ("Reorganized Mpower Holding"), the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $0.28, using the following assumptions: dividend yield of 0%; expected option life of 6.0 years; risk free interest rate of 3.33% and an expected volatility of 168%.

      For options granted during the period January 1, 2002 to July 30, 2002, ("Predecessor Mpower Holding"), the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $0.26, using the following assumptions: dividend yield of 0%; expected option life of 6.0 years; risk free interest rate of 4.55% and an expected volatility of 223%.

      For options granted during the year ended December 31, 2001, the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $3.89, using the following assumptions: dividend yield of 0%; expected option life of 6.0 years; risk free interest rate of 4.87% and an expected volatility of 155%.

      For options granted during the year ended December 31, 2000, the weighted average fair value of options, on the date of grant, estimated using the Black-Scholes option pricing model, was $27.85, using the following assumptions: dividend yield of 0%; expected option life at of 6.0 years; risk free interest rate of 5.24% and expected volatility of 128%.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". Upon adoption of SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. This standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company, as required by SOP 90-7, has implemented this statement as part of fresh-start accounting. The adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements of the Company.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted the provisions of this standard on January 1, 2002. This standard addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material effect on the consolidated financial statements of the Company other than the presentation of assets held for sale and discontinued operations.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This standard rescinds FASB No. 4 and an amendment to that Statement, FASB No. 64, which relates to extinguishment of debt. It rescinds FASB No. 44, which relates to certain sale-leaseback transactions. The Company adopted this standard on July 30, 2002, in connection with the implementation of fresh-start accounting. The adoption of SFAS No. 145 did not have a material effect on the consolidated financial statements of the Company, other than classifying in continuing operations amounts related to debt extinguishment previously represented as extraordinary in the accompanying statements of operations.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses financial accounting and reporting for costs associated with exit or disposal activities. This standard requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted this standard on July 30, 2002, in connection with the implementation of fresh-start accounting. The adoption of SFAS No. 146 did not have a material effect on the consolidated financial statements of the Company.

(2) EMERGENCE FROM CHAPTER 11 PROCEEDINGS

      On April 8, 2002, the Company, Communications and Mpower Lease Corporation ("Mpower LeaseCorp"), a wholly owned subsidiary of Communications (collectively, the "Debtors"), each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On July 17, 2002, the Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization (the "Plan"), as modified by the Findings of Fact, Conclusions of Law, and Order Under Section 1129 of the Bankruptcy Code and Rule 3020 of the Bankruptcy Rules Confirming Debtors' First Amended Joint Plan of Reorganization entered by the Bankruptcy Court on the same date (the "Confirmation Order," the Plan as modified by the Confirmation Order is referred to herein as the "Final Plan"). Also, on July 17, 2002, the Bankruptcy Court dismissed the Chapter 11 case of Mpower LeaseCorp, effective as of July 30, 2002. The general unsecured creditors of the Company, except for the holders of the Company's 2010 Notes and lessors of certain Company real estate leases, were unaffected by the Chapter 11 proceedings and the Plan.

      During the period from April 8, 2002 to July 30, 2002, the Debtors operated as "debtors-in-possession." The consolidated financial statements during the period from April 8, 2002 to July 30, 2002, the effective date of the Plan, have been prepared in accordance with the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The Debtors adopted the provisions of SOP 90-7 upon commencement of the Bankruptcy Court proceedings. The consolidated statement of operations for the period January 1, 2002 to July 30, 2002 discloses expenses related to the Chapter 11 proceedings as reorganization expenses. Interest expense on the Company's 13% Senior Notes due 2010 (the "2010 Notes") and the preferred stock dividends on the Series C Preferred Stock and Series D Preferred Stock ceased to accrue after filing by the Debtors on April 8, 2002. Interest and dividends ceased by operation of law.

      Upon emergence from bankruptcy, the Company implemented fresh-start accounting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of the Company was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan as if it were a new reporting entity. The Company recorded a $244.7 million reorganization charge to adjust the historical carrying value of its assets and liabilities to fair market value reflecting the allocation of the Company's $87.3 million estimated reorganized equity value as of July 30, 2002. The Company also recorded a $315.3 million gain on the cancellation of debt on July 30, 2002, pursuant to the Plan. The Plan became effective on July 30, 2002 (the "Effective Date"), and resulted in the following:

- The 2010 Notes were cancelled and the indenture governing the 2010 Notes (the "2010 Note Indenture") was terminated. Pursuant to the Final Plan, holders of the 2010 Notes prior to the emergence (the "2010 Noteholders") received 55,250,000 shares of the Reorganized Company's common stock (the "New Common Stock") representing 85% of the issued and outstanding common stock of the Reorganized Company totaling 64,999,025 shares of New Common Stock.

- The authorized, issued and outstanding Series C Preferred Stock and Series D Preferred Stock were cancelled. Pursuant to the Final Plan, holders of the Series C Preferred Stock and Series D Preferred Stock prior to the emergence (collectively, the "Preferred Stockholders") received 1,862,214 and 6,912,786 shares of New Common Stock, respectively, which represent a total of 13.5% of the issued and outstanding common stock of the Reorganized Company.

- The authorized, issued and outstanding common stock, par value of $0.001 per share, (the "Old Common Stock") was cancelled. Pursuant to the Final Plan, holders of the Old Common Stock prior to the emergence (the "Old Common Stockholders") received 974,025 shares of New Common Stock representing 1.5% of the issued and outstanding common stock of the Reorganized Company.

- Pursuant to the Final Plan, the Rights Agreement, dated as of June 28, 2001 between the Company and Continental Stock Transfer & Trust Company, as rights agent, was cancelled, along with all rights granted to holders of the Old Common Stock thereunder. In addition, the authorized Series E Preferred Stock was also cancelled.

- Pursuant to the Final Plan, no fractional shares of New Common Stock were issued. All distributions of New Common Stock pursuant to the Final Plan were rounded to avoid the issuance of fractional shares.

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

- Upon the written request of a holder who individually received in excess of ten percent (10%) of the New Common Stock under the Final Plan (the "Eligible Holders") the Reorganized Company entered into a registration rights agreement (the "Registration Rights Agreement") with the holders of the New Common Stock.

- The board of directors of the Reorganized Company (the "Board of Directors") initially consisted of six members. Among them, Rolla P. Huff is the Chief Executive Officer of the Reorganized Company; Joseph M. Wetzel is the President and Chief Operating Officer and is the designee of the Company; Robert M. Pomeroy, Michael E. Cahr, Richard L. Shorten, Jr. and Michael M. Earley are the designees of the 2010 Noteholders (the "2010 Noteholder Designees"). The Final Plan further provides that the 2010 Noteholder Designees will serve for a term of two years during which they cannot be removed without cause. Thereafter, the Board of Directors will be elected in accordance with the Reorganized Company's certificate of incorporation and by-laws, as amended and restated, and applicable law. Effective September 2002, S. Gregory Clevenger, the Executive Vice President and Chief Financial Officer, was added as a seventh member of the Company's board of directors, filling a vacancy on the Board.

- As of the Effective Date, the Reorganized Company's certificate of incorporation, as amended and restated pursuant to the Final Plan, authorized 1,000,000,000 shares of common stock, $0.001 par value and 50,000,000 shares of preferred stock, $0.001 par value. Pursuant to the terms of the Final Plan, on the Effective Date, the Reorganized Company issued 64,999,025 shares of the New Common Stock, which constituted 100% of the issued and outstanding common stock of the Reorganized Company as of the Effective Date.

- The New Common Stock began trading on July 31, 2002 on the NASD Over-the-Counter Bulletin Board under the symbol MPOW.OB.

- As of the Effective Date, 1,000 shares of Communications' common stock remain issued and outstanding, and are held by the Reorganized Company.

- The Company is continuing its review of the overall tax impact of the implementation of the Plan. However the Company's net operating loss carryforwards, which were subject to annual use limitations before the reorganization, may be significantly reduced. Furthermore, other tax attributes, including the tax basis of certain assets, could also be reduced as a result of the cancellation of indebtedness as part of the Plan. In addition, Section 382 of the Internal Revenue Code of 1986, which generally applies after a more than 50 percentage point ownership change has occurred, may impose significant limitations on the annual utilization of any remaining net operating losses. The Company believes that it has experienced such an ownership change as a result of the implementation of the Final Plan. However, since the Company was under jurisdiction of a court in a Chapter 11 case at the time of the ownership change, various alternatives pertaining to the application of Section 382 are available. At this time, the Reorganized Company has not yet determined which of the alternatives to elect. A valuation allowance has been recorded to offset the entire net deferred tax asset due to the uncertainty of the Reorganized Company realizing any benefit related to the net operating loss carryforwards or the other future tax deductible amounts.

      Current liabilities subject to compromise: Liabilities totaling $1.7 million for which payment was subject to the Chapter 11 proceedings have been classified as liabilities subject to compromise in the consolidated balance sheet as of December 31, 2002.

      Reorganization expense: Reorganization expense is comprised of charges that were realized or incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code. Reorganization expense for the period January 1, 2002 to July 30, 2002 consisted of the following (in thousands):

              Consent fee                                     $ 19,025
              Fresh-start fair market value adjustments        244,669
              Professional fees                                  2,689
                                                              --------
                                                              $266,383
                                                              ========

     During 2002, selling, general and administrative expenses included $6.2 million of professional fees associated with our recapitalization plan which have been excluded from reorganization expense in accordance with SOP 90-7.

(3) FRESH-START ACCOUNTING

      As discussed in Note 2, the Company adopted the provisions of fresh-start accounting as of July 30, 2002. Independent financial advisors were engaged to assist in the determination of the reorganization equity value or fair value of the Reorganized Company. The independent financial advisors determined the estimated reorganization equity value of the Company to be $87.3 million. This entity value was determined by an independent valuation and financial specialist based on several factors including using projections by the Company's management and various valuation methods including appraisals, discounted cash flow analysis and other relevant industry information.

      SOP 90-7 requires an allocation of the reorganization equity value in conformity with procedures specified by APB Opinion No. 16, "Business Combinations," as amended by SFAS No. 141, "Business Combinations," for transactions reported on the basis of the purchase method. In applying SOP 90-7, the Company had the value of its non-current and intangible assets appraised. The fresh-start accounting adjustments are based on the allocation of the reorganization equity value to the non-current and intangible assets in accordance with SOP 90-7. A reconciliation of the adjustments recorded in connection with the debt restructuring and the adoption of fresh-start accounting at July 30, 2002 is presented below (in thousands):

                                                          Predecessor
                                                        Mpower Holding      Debt           Exchange of
                                                         July 30, 2002  Restructuring         Stock
                                                        --------------  -------------      -----------
ASSETS:
Current assets:
     Cash and cash equivalents                             $  20,552      $      --         $      --
     Investments available-for-sale                           52,950             --                --
     Restricted investments                                   10,928             --                --
     Accounts receivable, net                                 22,908             --                --
     Prepaid expenses and other current assets                 8,859             --                --
                                                           ---------      ---------         ---------
         Total current assets                                116,197             --                --
Property and equipment, net                                  342,287             --                --
Deferred financing costs, net                                  7,792         (7,281)(a)            --
Intangibles                                                       --             --                --
Other assets                                                  10,943             --                --
                                                           ---------      ---------         ---------
       Total assets                                        $ 477,219      $  (7,281)        $      --
                                                           =========      =========         =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
   STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current maturities of long-term debt and
          capital lease obligations                        $   1,681      $      --         $      --
     Accounts payable:
             Trade                                            21,778             --                --
             Property and equipment                            1,349             --                --
     Accrued interest                                          1,932             --                --
     Accrued sales tax payable                                 6,229             --                --
     Accrued network optimization costs                        3,726             --                --
     Accrued other expenses                                   18,627             --                --
                                                           ---------      ---------         ---------
              Total current liabilities not subject to
                 compromise                                   55,322             --                --
     Current liabilities subject to compromise               429,100       (396,796)(a)            --
                                                           ---------      ---------         ---------
              Total current liabilities                      484,422       (396,796)               --
Senior notes, net of unamortized discount                     50,545             --                --
Other long-term debt and capital lease obligations               234             --                --
                                                           ---------      ---------         ---------
          Total liabilities                                  535,201       (396,796)               --
                                                           ---------      ---------         ---------

Commitments and contingencies
Redeemable preferred stock:
     10% Series C convertible preferred stock                 47,763             --           (47,763)(b)
     7.25% Series D convertible preferred stock              156,616             --          (156,616)(b)
Stockholders' equity (deficit):
     Reorganized Mpower Holding common stock                      --             55(a)             10(b)(c)
     Reorganized Mpower Holding additional paid
         in capital                                               --         74,150(a)         13,085(b)
     Predecessor Mpower Holding common stock                      59             --               (59)(c)
     Predecessor Mpower Holding additional paid
         in capital                                          711,280             --           191,267(b)(c)
     Predecessor Mpower Holding treasury stock                   (76)            --                76(c)
     Predecessor Mpower Holding note receivable
         for issuance of stock                                  (438)            --                --
     Predecessor Mpower Holding unrealized other
         income (loss)                                         2,039             --                --
     Accumulated (deficit) earnings                         (975,225)       315,310(a)             --
                                                           ---------      ---------         ---------
         Total stockholders' equity (deficit)               (262,361)       389,515           204,379
                                                           ---------      ---------         ---------
         Total liabilities, redeemable preferred stock
            and stockholders' equity (deficit)             $ 477,219      $  (7,281)        $      --
                                                           =========      =========         =========

                                                              Fresh-Start      Reorganized
                                                               Accounting     Mpower Holding
                                                             Adjustments(d)   July 30, 2002
                                                             --------------   --------------
ASSETS:
Current assets:
     Cash and cash equivalents                                 $      --         $ 20,552
     Investments available-for-sale                                   --           52,950
     Restricted investments                                           --           10,928
     Accounts receivable, net                                        438           23,346
     Prepaid expenses and other current assets                        --            8,859
                                                               ---------         --------
         Total current assets                                        438          116,635
Property and equipment, net                                     (267,493)          74,794
Deferred financing costs, net                                         --              511
Intangibles                                                       22,512           22,512
Other assets                                                          --           10,943
                                                               ---------         --------
       Total assets                                            $(244,543)        $225,395
                                                               =========         ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current maturities of long-term debt and
          capital lease obligations                            $      --         $  1,681
     Accounts payable:
             Trade                                                    --           21,778
             Property and equipment                                   --            1,349
     Accrued interest                                                 --            1,932
     Accrued sales tax payable                                        --            6,229
     Accrued network optimization costs                               --            3,726
     Accrued other expenses                                           --           18,627
                                                               ---------         --------
              Total current liabilities not subject to
                 compromise                                           --           55,322
     Current liabilities subject to compromise                      (310)          31,994
                                                               ---------         --------
              Total current liabilities                             (310)          87,316
Senior notes, net of unamortized discount                             --           50,545
Other long-term debt and capital lease obligations                    --              234
                                                               ---------         --------
          Total liabilities                                         (310)         138,095
                                                               ---------         --------

Commitments and contingencies
Redeemable preferred stock:
     10% Series C convertible preferred stock                         --               --
     7.25% Series D convertible preferred stock                       --               --
Stockholders' equity (deficit):
     Reorganized Mpower Holding common stock                          --               65
     Reorganized Mpower Holding additional paid
         in capital                                                   --           87,235
     Predecessor Mpower Holding common stock                          --               --
     Predecessor Mpower Holding additional paid
         in capital                                             (902,547)              --
     Predecessor Mpower Holding treasury stock                        --               --
     Predecessor Mpower Holding note receivable
         for issuance of stock                                       438               --
     Predecessor Mpower Holding unrealized other
         income (loss)                                            (2,039)              --
     Accumulated (deficit) earnings                              659,915               --
                                                               ---------         --------
         Total stockholders' equity (deficit)                   (244,233)          87,300
                                                               ---------         --------
         Total liabilities, redeemable preferred stock
            and stockholders' equity (deficit)                 $(244,543)        $225,395
                                                               =========         ========

(a) To record the discharge of the carrying value ($370,977) and accrued interest ($25,819), deferred financing costs ($7,281) related to the 2010 Notes and the Reorganized Mpower Holding Common Stock issued ($55) to the 2010 Noteholders.

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

(4) DISCONTINUED OPERATIONS

      On January 8, 2003, the Company announced a series of strategic and financial transactions to further strengthen the Company financially and focus its operations on its California, Nevada and Illinois markets. The Company is bringing geographic concentration to its business by selling its customers and assets in Florida, Georgia, Ohio, Michigan and Texas to other service providers (the "Asset Sales"). The Asset Sales for Ohio and Michigan were completed on March 18, 2003. The Asset Sales are expected to generate net proceeds to the Company of approximately $17.0 million to $20.0 million over the next few months. Completion of the remaining Asset Sales is subject to a number of closing conditions and contingencies and there is no guarantee that all or any of the remaining Asset Sales will occur.

      During the fourth quarter of 2002, the Company, with the approval of its board of directors, committed to plans to divest these markets and engage in transactions to sell these markets to other providers. As a result of this decision, the operating revenue and expense of these markets have been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented and the assets and liabilities being disposed of have been written down to their fair value, net of expected selling expenses. The write down and results of operations of the discontinued Florida, Georgia, Michigan, Ohio and Texas markets resulted in a charge to discontinued operations for all periods presented. Net sales and operating loss relating to these markets in 2002, 2001 and 2000, are as follows (in thousands):

                                                                   REORGANIZED                PREDECESSOR
                                                                     MPOWER                      MPOWER
                                                                     HOLDING                     HOLDING
                                                                   -----------    -------------------------------------
                                                                      2002          2002           2001          2000
                                                                   -----------    --------    ------------     --------
            Operating revenues ................................     $ 36,284      $ 45,282      $  58,028      $ 34,280
            Operating expenses (excluding depreciation
                and amortization) .............................       45,723        67,323        105,806        57,801
            Depreciation and amortization .....................        3,236        12,724         19,619         9,455
            Loss on disposal ..................................       21,518            --             --            --
                                                                    --------      --------      ---------      --------
            Loss from discontinued operations .................     $(34,193)     $(34,765)     $ (67,397)     $(32,976)
                                                                    ========      ========      =========      ========

(5) GOING CONCERN MATTERS

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      The Company incurred losses applicable to common stockholders of $98.4 million, $489.5 million and $268.4 million in 2002, 2001 and 2000, respectively. The Company has continued to generate negative cash flows from operating and investing activities to date in 2003; however, the Company believes that it will have sufficient resources to fund the Company's planned operations, assuming the completion, as planned, of the transactions to sell customers and assets in Florida, Georgia, Ohio, Michigan and Texas, and successful implementation of other Company initiatives.

      The Company has completed, and is pursuing, several initiatives intended to increase liquidity and better position the Company to compete under current conditions and anticipated changes in the telecommunications sector. These include:

      - As further described in Note 4, on January 8, 2003, the Company announced plans to sell customers and assets in Florida, Georgia, Texas, Michigan and Ohio to other service providers. The transactions for Ohio and Michigan were completed on March 18, 2003 and Texas on March 27,2003. The remaining transactions are expected to close by the end of April 2003 and will provide approximately $17.0 to $20.0 million of cash to the Company over the next few months.

      - In January 2003, the Company obtained a three-year, $7.5 million funding facility secured by certain accounts receivables

      - Discussions with companies who may be interested in acquiring the Company or its other remaining assets, in whole or in part, and discussions with companies who may be interested in selling their assets or business, in whole or in part, to the Company

      - Aggressively seeking possible additional equity or other financing sources on terms acceptable to the Company

      - Continuing to update its prospective business plans and forecasts to assist in monitoring current and future liquidity

      -     Closing unprofitable or underperforming markets

      - Reducing general and administrative expenses through various cost cutting measures

      -     Introducing new products and services with higher profit margins

      - Analyzing the pricing of its current products and services to ensure they are competitive and meet the Company's objectives

      - Redeploying assets held for future use to reduce the requirement for capital expenditures

      The Company's continuation as a going concern is dependent on its ability to meet the above initiatives, among others, and especially the completion, as planned, of the remaining sales of customers and assets in Florida and Georgia. However, there can be no assurance that the Company will be successful in completing the above initiatives. The Company cannot assure that its estimate of funding required is accurate. The financial statements do not include any adjustments relating to the recoverability and classification of assets and the satisfaction and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(6) PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                                                      DECEMBER 31,
                                                                            ------------------------------
                                                                               2002                 2001
                                                                            ---------            ---------
                                                                                      (IN THOUSANDS)
            Buildings and property ..............................           $   1,727            $   5,715
            Telecommunication and switching equipment ...........              20,894              338,228
            Leasehold improvements ..............................               7,192               41,213
            Computer hardware and software ......................               6,817               28,436
            Office equipment and other ..........................               3,320               26,494
                                                                            ---------            ---------
                                                                               39,950              440,086
            Less accumulated depreciation and amortization ......              (5,993)            (123,687)
                                                                            ---------            ---------
                                                                               33,957              316,399
            Assets held for future use ..........................               3,616               39,381
            Construction in progress ............................                 924               30,092
                                                                            ---------            ---------
            Net property and equipment ..........................           $  38,497            $ 385,872
                                                                            =========            =========

      The historical carrying value of Property and Equipment at December 31, 2002 reflects adjustments from the implementation of fresh-start accounting as described in Note 3. Independent financial advisors were engaged to assist in the determination of the fair value for Property and Equipment. The independent financial advisors determined the estimated fair value of Property and Equipment based upon the Cost Approach appraisal methodology. The Cost Approach method measures the value of a tangible asset by determining the current cost of an asset and deducting for various elements of depreciation, physical deterioration, and technical, functional, and economic obsolescence.

      Depreciation expense for the periods ended 2002, 2001 and 2000 was as follows (in thousands):

                                                          REORGANIZED      PREDECESSOR
                                                            MPOWER           MPOWER
                                                            HOLDING          HOLDING
                                                             2002             2002               2001              2000
                                                          -----------      -----------         -------           -------
            Depreciation expense ................           $6,078           $28,620           $48,927           $33,461

      As further discussed in Note 13 "Network Optimization Cost", the assets held for future use are directly related to the recovery of switch and collocation equipment from markets cancelled or exited during 2001 which will be re-deployed throughout the Company's remaining operating markets.

(7) DIVESTITURE

      Beginning in February 2001, the Company entered into a series of agreements to sell its dial-up ISP customer base. The Company acquired this customer base through its acquisition of Primary Network in June of 2000. The Company received proceeds from these sales of approximately $1.6 million in 2001.

(8) DEBT

      Long-term borrowings at December 31, 2002 and 2001 consist of the following:

                                                                                                   DECEMBER 31,
                                                                                           ----------------------------
                                                                                             2002                2001
                                                                                           ---------          ---------
                                                                                                 (IN THOUSANDS)
            13% Senior Notes, due 2010, net of unamortized discount of
               $10,177 in 2001 ...................................................         $      --          $ 370,366
            13% Senior Notes, due October 1, 2004, net of unamortized
              discount of $13 and $509 ...........................................             2,068             50,437
            Other long-term debt and capital lease obligations ...................             2,941              9,883
                                                                                           ---------          ---------
                                                                                               5,009            430,686
            Less current portion .................................................            (4,638)            (7,729)
                                                                                           ---------          ---------
                                                                                           $     371          $ 422,957
                                                                                           =========          =========

      Maturities of long-term debt and capital lease obligations for each of the next two years ending December 31, consist of the following (in thousands):

                             2003......       $  4,638
                             2004......            371
                                              --------
                                              $  5,009
                                              ========

     As further discussed in Note 2, pursuant to the Company's Plan of Reorganization, on July 30, 2002, the 2010 Notes were cancelled and the 2010
Note Indenture was terminated resulting in a gain of $315.3 million on this transaction in 2002. In addition, the 2010 Noteholders received 55,250,000 shares of the New Common Stock.

      In November 2002, the Company repurchased $49.2 million in carrying value of its 2004 Notes for $14.2 million in cash. The Company recognized a gain of $35.0 million on this transaction in 2002.

     In January 2003, the Company repurchased the remaining $2.1 million in carrying value of its 2004 Notes for $2.2 million in cash, and will recognize a loss of $0.1 million on this transaction in 2003.

      In June 2001, the Company repurchased $46.4 million in carrying value of its 2010 Notes for $15.5 million in cash, which was inclusive of $1.4 million of interest payments, in a series of transactions in the open market. The Company recognized a gain of $32.3 million on these transactions in 2001.

      In 2000, the Company issued $179.5 million in face value of its 2010 Notes in exchange for old notes totaling $159.4 million, resulting in a loss on discharge of debt of $20.1 million.

(9) REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

      As further discussed in Notes 2 and 3, pursuant to the Company's Plan of Reorganization, on July 30, 2002, the authorized, issued and outstanding common stock on that date was cancelled. Pursuant to the Final Plan, the Old Common Stockholders received 974,025 shares of New Common Stock.

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

      In October 1999, the Company approved an agreement (the "Employment Agreement") with the Chief Executive Officer ("CEO") under which he purchased a total of 225,000 shares of common stock (the "Note Shares") at $19.21 per share. The Company retained the right to repurchase the Note Shares at their cost in the event of termination of employment for any reason and agreed to finance the purchase price of the shares purchased with a non-recourse promissory note in the amount of $4.3 million (the "Note"). The agreement provided for the forgiveness of the Note at the end of a three-year term of employment. Through July 2001, the $4.3 million owed to the Company was classified in the accompanying statements of redeemable preferred stock and stockholders' equity (deficit) as notes receivable from stockholders for issuance of common stock. In August 2001, the Company amended the Employment Agreement. The amended Employment Agreement rescinded Item 9 of the Employment Agreement, under which the Note Shares were issued to the CEO for the Note. Pursuant to the amended Employment Agreement, the CEO has returned the Note Shares to the Company for cancellation. The Company has delivered the Note to the CEO for cancellation. The cancellation of the Note and accrued interest has been recognized as a reduction to additional paid-in capital and notes receivable from stockholders for issuance of common stock.

REDEEMABLE PREFERRED STOCK

      As further discussed in Note 2, pursuant to the Company's Plan of Reorganization, on July 30, 2002, the authorized, issued and outstanding Series C and Series D Preferred Stock were cancelled. As further discussed in Note 1, dividends on the Series C and Series D Preferred Stock ceased to accrue after filing of a bankruptcy petition by the Company on April 8, 2002. Pursuant to the final Plan, the preferred stockholders received, on a pro rata basis, 1,862,214 and 6,912,786 shares of New Common Stock.

      Beginning in April 2001, the Company announced deferrals of the quarterly dividends on the Company's Series D Preferred Stock. Dividends continued to accrue on the liquidation amount of $50.00 per share at the rate of 7.25% per year.

      Beginning in January 2001, the Company entered into privately negotiated conversions of its Series D Preferred Stock into shares of the Company's common stock. During 2001, the Company converted 1,126,612 preferred shares into 2,199,831 common shares, primarily resulting from these agreements.

      The Company recognized an additional $6.6 million charge to stockholders' equity associated with the inducement feature included in the conversion of preferred shares into common stock, calculated as the excess of the fair value of the common stock issued in the exchange over the fair value of the common stock issuable under the conversion terms for the Series D Preferred Stock. This amount was recognized as an increase in additional paid-in capital, with an offsetting decrease in additional paid-in capital, and was included as a part of preferred stock dividends in the 2001 consolidated statement of operations.

      During 2000 the Company recorded a pro rata accretion of the outstanding Series B and Series C Preferred Stock at that time to their anticipated redemption values. Such accretion was based on the market value of the common stock at the balance sheet date, not to exceed $18.00 and $37.33 per share based on the Market Threshold for the Series B and Series C Preferred Stock, respectively. For the year ended December 31, 2000, the Company recorded accretion of $2.5 million and 4.3 million, related to the Series B and Series C Preferred Stock, respectively, which was recorded as an increase in redeemable preferred stock with a corresponding decrease in additional paid-in capital. No accretion was recorded for the years ended December 31, 2001 or 2002.

      In March 2000, the holders of the Series B Preferred Stock elected to convert their 5,277,779 shares into 7,916,668 shares of common stock, along with $2.6 million in dividends which were converted into 438,128 shares of common stock.

(10) STOCK OPTION PLANS

      As filed in the Company's Final Plan with the Bankruptcy Court, 7,222,222 shares of New Common Stock have been reserved for issuance pursuant to the terms of a new stock option plan (the "New Key Employee Option Plan") adopted by the Company for the benefit of certain selected key employees that is substantially identical to the Amended and Restated Mpower Holding Corporation Stock Option Plan (the "Old Option Plan") cancelled as of the Effective Date (see Note 2).

      Employees of Reorganized Mpower have received an initial grant of options under the New Key Employee Option Plan (the "New Options") to replace their cancelled options, on a one-for-one basis. The New Options granted under the New Key Employee Option Plan will be subject to the same terms and conditions as the corresponding cancelled outstanding Employee Options, including such provisions as option period, exercise price, termination of employment and vesting. Generally, the outstanding employee options vest over a three year period, with one third of the options vesting on September 29, 2002, 2003, and 2004. All outstanding employee options expire on September 29, 2010. All of the New Options are considered to be a new grant of options from a new reporting entity, and will be accounted for as a fixed award.

      On December 19, 2002, the Board of Directors of the Company approved a second stock option plan (the "2002 Stock Option Plan II"). The 2002 Stock Option Plan II was adopted by the Company for the benefit of certain selected key employees, and is substantially identical to the New Key Employee Stock Option Plan. The Company has reserved 6,000,000 shares of common stock for issuance under the 2002 Stock Option Plan II. Generally, the options under the 2002 Stock Option Plan II vest immediately upon grant, one-third of the options vesting after one-year and the remaining one-third vesting after two years.
All outstanding options expire on December 19,

     2012. All of the options under the 2002 Stock Option Plan II are non-qualified stock options. All of the options, with certain exceptions, would fully vest upon the employee's termination without cause or a resignation with good cause and upon a change of control unrelated to any equity investment in the Company. All of the options issued under this plan have been accounted for as a fixed award.

      As of December 31, 2001, the Company had reserved 12,960,000 shares of common stock to be issued under the old stock option plan.

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

      Stock option transactions during 2002, 2001 and 2000 are as follows:

                                                                                              WEIGHTED
                                                                                               AVERAGE
                                                                             NUMBER           EXERCISE
                                                                           OF SHARES           PRICE
                                                                          -----------         --------
                Outstanding at December 31, 1999 ................           5,327,910          $11.25
                Granted .........................................          15,992,615          $21.54
                Exercised .......................................          (1,089,032)         $ 2.71
                Cancelled .......................................          (9,912,030)         $29.21
                                                                          -----------
                Outstanding at December 31, 2000 ................          10,319,463          $11.03
                Granted .........................................           5,807,390          $ 0.69
                Exercised .......................................            (114,050)         $ 0.67
                Cancelled .......................................          (9,777,152)         $10.98
                                                                          -----------
                Outstanding at December 31, 2001 ................           6,235,651          $ 1.84
                Granted .........................................             257,696          $   --
                Exercised .......................................                  --          $   --
                Cancelled .......................................          (6,493,347)         $   --
                                                                          -----------
                Outstanding at July 30, 2002 ....................                  --          $   --
                Granted .........................................          11,509,644          $ 0.52
                Exercised .......................................                  --          $   --
                Cancelled .......................................            (405,812)         $ 1.42
                                                                          -----------
                Outstanding at December 31, 2002 ................          11,103,832          $ 0.49
                                                                          ===========
                Exercisable at December 31, 2000 ................             644,532          $ 8.28
                                                                          ===========
                Exercisable at December 31, 2001 ................             650,863          $ 5.64
                                                                          ===========
                Exercisable at December 31, 2002 ................           3,997,935          $ 0.71
                                                                          ===========

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                                                                  WEIGHTED
                                                SHARES            AVERAGE         WEIGHTED         NUMBER          WEIGHTED
                                              OUTSTANDING        REMAINING         AVERAGE       EXERCISABLE       AVERAGE
                                               AT DEC. 31,      CONTRACTUAL       EXERCISE       AT DEC. 31,       EXERCISE
       RANGE OF EXERCISE PRICE                    2002             LIFE             PRICE            2002            PRICE
       -----------------------                ------------      ------------     ----------      -----------      ----------
       $0.03 to $6.90 ...................      10,888,630        9.6 years       $     0.30       3,883,612       $     0.43
       $6.91 to $13.80 ..................         191,727        8.3 years       $     8.73         100,388       $     8.74
       $13.81 to $20.70 .................          18,600        8.7 years       $    16.58          11,160       $    16.58
       $20.71 to $27.60 .................           1,500        9.6 years       $    22.67             900       $    22.67
       $27.61 to $41.40 .................           1,875        6.8 years       $    38.04           1,125       $    38.04
       $41.41 to $48.30 .................           1,500        5.0 years       $    46.83             750       $    46.83
                                               ----------        ---------       ----------       ---------       ----------
       $0.03 to $48.30 ..................      11,103,832        9.5 years       $     0.49       3,997,935       $     0.71
                                               ==========                                         =========

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock based compensation plans other than for stock options issued with an exercise price below fair market value. During 2002, 2001 and 2000, the Company recognized related stock-based compensation expense of $0.7 million, $3.1 million and $3.3 million, respectively, related to in the money options granted in 1999, 2000 and 2001.

(11) LOSS PER SHARE

      SFAS No. 128, "Earnings Per Share," requires the Company to calculate its loss per share based on basic and diluted loss per share, as defined. Basic income (loss) per share for the period from July 31, 2002 to December 31, 2002, and basic and diluted loss per share amounts for the period from January 1, 2002 to July 30, 2002 and the years ended December 31, 2001 and 2000 were computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share for the period from July 31, 2002 to December 31, 2002 was computed by dividing the income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The inclusion of common stock equivalents in this calculation does not result in a change to the basic income
(loss) per share amounts.

      The Company had options and warrants to purchase common shares, and redeemable preferred stock which can be converted to common shares, outstanding at December 31, 2002, 2001 and 2000, that were not included in the calculation of diluted loss per share because the effect would be antidilutive, as follows:

                                                               REORGANIZED     PREDECESSOR     PREDECESSOR     PREDECESSOR
                                                                 MPOWER          MPOWER          MPOWER          MP0WER
                                                                 HOLDING         HOLDING         HOLDING         HOLDING
                                                                  2002            2002            2001            2000
                                                               ----------       ---------      ----------      ----------
Options and warrants .........................                 10,855,149       6,750,789       6,493,093      10,436,976
Redeemable preferred stock ...................                         --       5,275,931       5,333,767       6,626,892

(12) INCOME TAXES

      The Company has made no provision for income taxes in any period presented in the accompanying consolidated statements of operations because it incurred operating losses in each of these periods. In addition, the Company made no provision for income taxes on the gain resulting from the extinguishment of debt in 2002 (Notes 2 and 3) due to the relevant tax regulations governing the treatment of debt extinguishment income in Chapter 11 bankruptcy proceedings.

      A reconciliation of income taxes computed at the federal statutory rate to income tax expense recorded in the Company's consolidated statements or operations is as follows (in thousands):

                                                                               YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------
                                                                          2002          2001          2000
                                                                        --------      ---------     --------
                  Federal benefit at statutory rate ............        $(33,043)     $(163,710)    $(85,650)
                  Change in valuation allowance, net of state
                    tax and rate changes .......................          31,952        116,774       93,760
                  Goodwill .....................................              --         47,043        2,425
                  Stock options exercised ......................              --            (27)     (11,865)
                  Other ........................................           1,091            (80)       1,330
                                                                        --------      ---------     --------
                Income tax expense .............................        $     --      $      --     $     --
                                                                        ========      =========     ========

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

                                                                            YEAR ENDED DECEMBER 31,
                                                                              2002           2001
                                                                           ---------       ---------
                Deferred Tax Asset
                  Net operating loss carry-forward .............           $ 277,858       $ 301,975
                  Depreciation and amortization ................              26,640              --
                  Other ........................................              10,541          10,049
                                                                           ---------       ---------
                                                                             315,039         312,024
                  Less: valuation allowance ....................            (300,473)       (261,826)
                                                                           ---------       ---------
                  Net deferred tax asset .......................              14,566          50,198
                                                                           ---------       ---------
                Deferred Tax Liability
                  Depreciation and amortization ................                  --         (37,984)
                  Other ........................................             (14,566)        (12,214)
                                                                           ---------       ---------
                  Net deferred tax liability ...................             (14,566)        (50,198)
                                                                           ---------       ---------
                Net deferred tax ...............................           $      --       $      --
                                                                           =========       =========

      Realization of the Company's deferred tax assets relating to net operating loss carryforwards is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the Company's net deferred tax assets have been fully offset by a valuation allowance.

      As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $666.7 million which will expire in the year 2022, if not utilized. The Company's federal net operating loss carryforwards were reduced by $350.3 million as a result of the Company's Chapter 11 bankruptcy proceedings (See Note 2).

      The Company is still reviewing the overall tax impact of the implementation of the Plan. However, its net operating loss carryforwards, which were subject to annual use limitations before the reorganization, may be significantly reduced. Furthermore, other tax attributes, including the tax basis of certain assets, could also be reduced as a result of the cancellation of indebtedness as part of the Plan. In addition, Section 382 of the Internal Revenue Code of 1986, which generally applies after a more than 50 percentage point ownership change has occurred, may impose other limitations on the annual utilization of any remaining net operating losses. The Company believes that it has experienced such an ownership change as a result of the implementation of the Plan. However, since the Company was under jurisdiction of a court in a Chapter 11 case at the time of the ownership change, various alternatives pertaining to the application of Section 382 are available. At this time, the Company has not yet determined which of the alternatives to elect. A valuation allowance has been recorded to offset the entire net deferred tax asset due to the uncertainty of the Company realizing a benefit related to the net operating loss carryforwards or the other future tax deductible amounts.


(13) NETWORK OPTIMIZATION COST

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

     In February 2001, the Company announced the cancellation of its plans to enter those markets, representing more than 350 collocations. The Company recognized a network optimization charge of $24.0 million in the first quarter of 2001 associated with the closing of certain markets and related commitments made for switch sites and collocations. At the time of its initial network optimization charge, the Company had switch site lease commitments of $13.6 million related to these markets, expiring from 2005 through 2010, of which $2.0 million was included in the estimated charge representing lease commitments through December 31, 2001. During the fourth quarter of 2001, as a result of unfavorable lease negotiations, the Company revised its original estimate and recorded an additional network optimization charge of $2.1 million to cover lease commitments through July 2002.

      In May 2001, the Company announced plans to close down operations in twelve of its recently opened markets, representing more than 180 collocations and recognized a network optimization charge of $209.1 million in the second quarter of 2001. The Company exited these markets in the third quarter of 2001. Included in the charge was $126.8 million for the goodwill and customer base associated with the Primary Network business, which was eliminated as a result of the market closings, $65.1 million for property and equipment including collocations and switch sites, $1.2 million for the termination of employment of an estimated 281 sales and operational support personnel of which 236 have been terminated as of December 31, 2002, and $16.0 million for other costs associated with exiting these markets. During the fourth quarter of 2001, as a result of favorable negotiations with various carriers, the Company reduced its original network optimization charge by $2.1 million.

      In February 2002, the Company closed its operations in Charlotte, North Carolina and eliminated certain other non-performing sales offices. The Company also cancelled the implementation of a new billing system in February 2002. The Company recognized a network optimization charge of $19.0 million in the first quarter of 2002. Included in the charge was $12.5 million for the write down of its investment in software and assets for a new billing system, $3.7 million for property and equipment including collocations and switch sites, $0.2 million for the termination of employment of an estimated 89 sales and information technology personnel of which 86 have been terminated as of December 31, 2002, and $2.6 million for other costs associated with exiting these markets.

     Accrued network optimization cost details for 2001 activity were as follows (in thousands):

                                                         LIABILITY AT       NETWORK                            LIABILITY AT
                                                         DECEMBER 31,    OPTIMIZATION       CASH PAID/         DECEMBER 31,
                                                             2000            COST         ASSET DISPOSALS          2001
                                                         ------------    -------------    ---------------      -------------
              Disposal of assets ..................       $  (4,742)       $ (85,415)         $  86,544          $ (3,613)
              Employee termination costs ..........              --           (1,224)             1,037              (187)
              Other exit costs ....................            (288)        (146,444)           136,939            (9,793)
                                                          ---------        ---------          ---------          --------
                                                          $  (5,030)       $(233,083)         $ 224,520          $(13,593)
                                                          =========        =========          =========          ========

     Accrued network optimization cost details for 2002 activity were as follows (in thousands):

                                                         LIABILITY AT       NETWORK                            LIABILITY AT
                                                         DECEMBER 31,    OPTIMIZATION       CASH PAID/         DECEMBER 31,
                                                             2001            COST         ASSET DISPOSALS          2002
                                                         ------------    -------------    ---------------      -------------
              Disposal of assets ..................        $ (3,613)        $(11,801)          $ 15,414           $    --
              Employee termination costs ..........            (187)            (109)               296                --
              Other exit costs ....................          (9,793)            (700)             9,013            (1,480)
                                                           --------         --------           --------           -------
                                                           $(13,593)        $(12,610)          $ 24,723           $(1,480)
                                                           ========         ========           ========           =======

      With respect to the network optimization charges, the total actual charges will be based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from any subsequent subleases, the Company's ability to sell or re-deploy network equipment for growth in its existing network and other factors. With the emergence from the Chapter 11 proceedings, the Company was able to conclude settlements with several network carriers and numerous office landlords. As a result of these settlements, the Company's future liabilities were dramatically reduced and it was subsequently able to reduce its network optimization accrual in 2002 by $6.4 million.

     At December 31, 2002, the Company has total switch and office lease, and circuit commitments as a result of the actions taken in these network optimization charges of $2.9 million related to these markets, expiring from 2004 through 2010. Of these remaining commitments, $1.5 million has been included in Accrued Network Optimization Cost representing lease commitments through June 2003. The Company estimates that it will be successful in entering into sublease agreements or terminating the remaining lease commitments within the period estimated.

(14) 401(K) PLAN

     The Company maintains a defined contribution 401(k) plan (the "401(k) Plan") pursuant to Section 401(k) of the Internal Revenue Code ("IRC"). The 401(k) Plan covers substantially all employees that meet certain service requirements. Under the 401(k) Plan, eligible employees may voluntarily contribute a percentage of their compensation, subject to limits under the IRC. The 401(k) plan provides for discretionary matching contributions by the Company which were as follows for the periods ended in 2002, 2001 and 2000 (in thousands):

                                Reorganized
                                  Mpower                 Predecessor
                                  Holding               Mpower Holding
                                -----------     ----------------------------------
                                   2002           2002          2001        2000
                                   ----           ----          ----        ----
401(k) contributions.........  $   209         $   169      $   757      $   602




(15) COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

      The Company has entered into various operating lease agreements with expirations through 2011, for its switching facilities and offices. In addition, the Company has entered into various circuit lease obligations with expirations through 2005. Certain of the circuit lease obligations associated with continuing operations are interrelated with the discontinued operations. If we are successful in our negotiations with certain suppliers, upon the sale of the discontinued operations we may be relieved of certain of the circuit lease obligations.

      As of December 31, 2002, the Company is obligated to make cash payments in connection with these operating lease obligations. All of these obligations require cash payments to be made by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and others require termination payments as part of any early termination. Included in the table below are future minimum lease obligations for continuing operations in effect as of December 31, 2002 (in thousands):

                 Payments during the year ending December 31:
                   2003........................................    $  25,532
                   2004........................................        8,300
                   2005........................................        3,203
                   2006........................................        2,153
                   2007........................................        1,938
                   Thereafter..................................        4,116
                                                                    --------
                                                                    $ 45,242
                                                                    ========

      Rent expense from continuing operations for the periods ended in 2002, 2001 and 2000 were as follows (in thousands):

                                Reorganized
                                  Mpower                 Predecessor
                                  holding               Mpower Holding
                                -----------     ----------------------------------
                                   2002           2002          2001        2000
                                   ----           ----          ----        ----
Rent expense................      $2,488         $4,281        $7,915      $6,529

      Circuit lease expenses for the periods ended in 2002, 2001 and 2000 are included in cost of operating revenues in the Consolidated Statement of Operations. As discussed in Note 13, the Company plans to reduce the future commitments associated with switch site and sales office leases, as well as circuits in turned down markets through negotiated settlements.

      Cumulative future obligations for switching facilities, offices and office equipment rent in discontinued markets is $19.7 million. Once the Company's discontinued markets are sold, it will remain contingently liable for several of the obligations in these markets.

EMPLOYMENT AGREEMENTS

      The Company's Employment Agreement with the CEO provided a $1.0 million signing bonus, which was subject to repayment if the CEO's employment was terminated before three years of employment under certain circumstances. Pursuant to the terms of the amended Employment Agreement, the Company agreed that the signing bonus shall become immediately fully vested such that the CEO would not be required to repay the bonus or any portion thereof. Upon acceptance of the amended Employment Agreement, the Company recognized the remaining unamortized portion of the signing bonus as a component of general and administrative expenses within the consolidated statement of operations for the year ended December 31, 2001.

PURCHASE COMMITMENTS

      In the ordinary course of business, the Company enters into purchase agreements with its equipment vendors. As of December 31, 2002, the Company had total unfulfilled commitments with equipment vendors of approximately $1.3 million. The Company also has various agreements with certain carriers for transport, long distance and other network services. At December 31, 2002, the Company's minimum commitment under these agreements is $21.8 million, which expires through July 2005.

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

      On September 20, 2000, a class action lawsuit was commenced against the Company, alleging violations of the Securities Exchange Act of 1934 and rule 10b-5 thereunder (the "Exchange Act") and Section 11 of the Securities Act of 1933. On February 11, 2002, the United States District Court for the Western District of New York entered its Decision and Order dismissing the class action lawsuit. That Decision and Order has been appealed to the United States Court of Appeals for the Second Circuit. On April 8, 2002, the Company filed a petition for a relief under Chapter 11 of the Bankruptcy Code, and as of the effective date of the Company's First Amended Joint Plan of Reorganization (July 30, 2002), the Company was discharged and released from any "Claim, Debt and Interest," except as otherwise stated in the Plan, as set forth in the final Confirmation Order entered by the United States Bankruptcy Court for the District of Delaware on July 17, 2002. Although the Company is no longer a defendant in the class action lawsuit and can have no direct liability to the plaintiffs, the Company nevertheless remains obligated to indemnify the remaining individual defendants in the event of an adverse decision against them in the lawsuit. The plaintiffs and the remaining individual defendants have entered into a tentative settlement of the class action lawsuit, and have submitted a Preliminary Approval Order to the Court, seeking approval of the settlement in accordance with a Stipulation of Settlement dated February 6, 2003. If approved, the settlement would dismiss the action with prejudice. All settlement payments and remaining attorneys fees and other legal expenses incurred by the defendants are to be paid by the Company's insurance carrier. A hearing is scheduled for October 1, 2003 to determine whether the proposed settlement of the action on the terms and conditions provided for in the Stipulation is fair, reasonable and adequate and should be approved by the Court. The Company believes the remaining individual defendants anticipate that the proposed Settlement will be approved and that they will continue to deny any wrongdoing and will vigorously contest the suit if not settled. The Company cannot predict the final outcome of this lawsuit.

INTERCONNECTION AGREEMENTS

      The Company has interconnection agreements with seven incumbent local exchange carriers. These agreements expire on various dates through September 2004.

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

(16) RISKS AND UNCERTAINTIES

      Various long distance carriers and Incumbent Carriers lease loop, transport and network facilities to the Company. The pricing of such facilities are governed by either a tariff or an interconnection agreement. These carriers bill the Company for its use of such facilities. From time to time, the carriers present inaccurate bills to the Company, which it disputes. As a result of such billing inaccuracies, the Company records an estimate of its liability based on its measurement of services received. Actual results may differ from these estimates.

(17) RELATED PARTY TRANSACTIONS

      The facilities which house the Company's office in Las Vegas are owned by an entity principally owned by two of the Company's former directors. Total related rent expense for the periods ended in 2002, 2001 and 2000 were as follows (in thousands).


                            REORGANIZED               PREDECESSOR
                               MPOWER                    MPOWER
                              HOLDING                   HOLDING
                             ---------    ----------------------------------
                               2002          2002          2001        2000
                               ----          ----          ----        ----
Rent expense................  $690          $960          $1,569      $1,492

      On February 20, 2003, the Company entered into an agreement (the "Agreement") with Pacific Alliance Limited, LLC ("PAL") of which one of the Company's directors, Richard L. Shorten, Jr., is a partner. Under the Agreement, PAL is to provide assistance to the Company in connection with the Company's efforts to raise $10-15 million to finance working capital requirements. PAL is to receive a monthly cash retainer of $15,000, payable if a bona fide term sheet is obtained, and upon consummation of a financing, the Company shall pay an additional cash fee equal to 5% of the gross equity or debt proceeds raised, less any retainer paid or to be paid. The fee shall be reduced pro rata to the extent any placement agent is entitled to a fee, and shall be limited to 2.5% if a financing is consummated with any of the potential financing sources identified on a schedule to the Agreement. The Company's management believes the terms and conditions of the Agreement are at least as favorable to the Company as those which it could have received from an unaffiliated third party, and that PAL is well suited to perform the services being requested.

(18) INTANGIBLE ASSETS

      On January 1 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 provides that goodwill and other separately recognized intangible assets with indefinite lives will no longer be amortized, but will be subject to at least an annual assessment for impairment through the application of a fair-value-based test. Intangible assets that do have finite lives will continue to be amortized over their estimated useful lives.

      As discussed in Note 3, in connection with the Company's adoption of fresh-start accounting, independent appraisers assigned a value to the Company's customer relationships and trademark of $20.8 million and $1.7 million, respectively. The customer relationships are amortized using the straight-line method over 3 years. The trademark was determined to have an indefinite life and is not being amortized.

      As a result of the Asset Sales discussed in Note 4, the Company has charged $6.1 million of carrying value of customer relationships to the loss on disposal from discontinued operations.

      As of December 31, 2000, the Company had recorded goodwill and other intangibles attributable to the acquisition of Primary Network in June 2000, all of which were written off in 2001 in the network optimization cost included in the consolidated statements of operations.

      Intangible assets as of December 31, 2002 consisted of the following (in thousands):

                   Customer relationships...........         $   13,745
                   Less: accumulated amortization...             (1,909)
                                                                 11,836
                   Tradename........................              1,694
                                                             ----------
                   Intangibles, net.................         $   13,530
                                                             ==========

      Amortization expense for the periods ended in 2002, 2001 and 2000 is as follows (in thousands):

                                                   REORGANIZED     PREDECESSOR
                                                      MPOWER          MPOWER
                                                     HOLDING         HOLDING
                                                       2002            2002             2001            2000
                                                   ----------      -----------       ----------      ---------
             Amortization expense                  $    1,909      $       --        $    7,572      $   8,059

      Estimated amortization expense for each of the next three years ending December 31, consists of the following (in thousands):

                           2003......       $  4,582
                           2004......          4,582
                           2005......          2,672
                                            --------
                                            $ 11,836
                                            ========

      Had the Company adopted the provisions of SFAS No. 142 for all periods presented the effect would have been as follows:

                                                     REORGANIZED         PREDECESSOR
                                                        MPOWER              MPOWER
                                                       HOLDING             HOLDING
                                                         2002                2002                2001                2000
                                                   ----------------    ----------------     --------------       ------------
Net loss applicable to common stockholders,
as reported                                          $   (16,439)         $   (81,943)       $  (489,522)        $  (268,368)

Goodwill amortization                                         --                   --              6,440               6,927
                                                     -----------          -----------        -----------         -----------

Adjusted net loss applicable to common
stockholders                                         $   (16,439)         $   (81,943)       $  (483,082)        $  (261,441)
                                                     ===========          ===========        ===========         ===========

Basic and diluted loss per share applicable to
common stockholders, as reported                     $     (0.25)         $     (1.38)       $     (8.26)        $     (5.20)

Goodwill amortization per share                               --                   --               0.11                0.13
                                                     -----------          -----------        -----------         -----------

Adjusted basic and diluted loss per share
applicable common stockholders                       $     (0.25)         $     (1.38)       $     (8.15)        $     (5.07)
                                                     ===========          ===========        ===========         ===========

(19) SUBSEQUENT EVENTS

      See Note 4 regarding the sale of certain customers and assets in 2003.

      During January, 2003, the Company reached an agreement with RFC Capital Corporation, a wholly owned subsidiary of Textron Financial Corporation, for a three-year funding facility of up to $7.5 million, secured by certain of the company's receivables. The new funding is expected to provide near-term liquidity for the Company as it continues to restructure its operations.


(20) SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                         PREDECESSOR     PREDECESSOR    PREDECESSOR    REORGANIZED    REORGANIZED
                                                            MPOWER          MPOWER        MPOWER         MPOWER          MPOWER
                                                           HOLDING          HOLDING       HOLDING        HOLDING         HOLDING
                                                            FIRST           SECOND         THIRD          THIRD          FOURTH
                                                           QUARTER         QUARTER        QUARTER        QUARTER        QUARTER
                                                         -----------     -----------    -----------    -----------    -----------
Year Ended December 31, 2002:
Operating Revenue ...................................      $ 34,458        $ 36,826        $12,005       $ 24,862        $37,953
Gross Profit ........................................        11,315          15,207          5,447         11,579         17,822
Loss before Discontinued Operations .................       (56,760)(1)     (48,734)(2)     62,290(3)     (11,745)        29,499(4)
Income (Loss) Applicable to Common Stockholders .....       (77,358)        (62,258)        57,673        (16,821)           382
Loss per Share before Discontinued Operations .......         (1.01)          (0.83)          1.04          (0.18)          0.45
Income (Loss) per Share Applicable to Common
     Stockholders ...................................         (1.30)          (1.05)          0.97          (0.26)          0.01

                                                         PREDECESSOR     PREDECESSOR    PREDECESSOR    PREDECESSOR
                                                            MPOWER         MPOWER         MPOWER         MPOWER
                                                            HOLDING        HOLDING       HOLDING         HOLDING
                                                             FIRST         SECOND         THIRD          FOURTH
                                                           QUARTER        QUARTER        QUARTER        QUARTER
                                                         -----------     ----------     ----------     -----------
Year Ended December 31, 2001:
Operating Revenues ..................................     $  35,108      $  35,283      $  33,915       $  31,810
Gross Profit ........................................         7,283          6,663          9,685           8,856
Loss before Discontinued Operations .................       (82,208)(5)   (233,820)(6)    (42,095)        (42,220)
Loss Applicable to Common Stockholders ..............      (108,229)      (257,060)       (61,573)        (62,660)
Loss per Share before Discontinued Operations .......         (1.57)         (4.01)         (0.77)          (0.78)
Loss per Share Applicable to Common Stockholders ....         (1.85)         (4.32)         (1.04)          (1.06)

---------

(1) Includes a network optimization charge of $19.0 million (See Note 13)

(2) Includes reorganization expenses of $20.7 million (See Note 2)

(3) Includes reorganization expenses of $245.7 million and a $315.3 million gain on discharge of debt (See Note 2 and 3)

(4) Includes a network optimization charge of $(6.4) million (See Note 13) and a $35.0 million gain on discharge of debt (See Note 8)

(5) Includes a network optimization charge of $24.0 million (See Note 13)

(6) Includes a network optimization charge of $209.1 million (See Note 13) and a $32.3 million gain on discharge of debt (See Note 8)