Form 10-Q
period 2003-03-31
MPOWER HOLDING CORP
filed 2003-05-14
CIK 1117042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 YES |X| NO | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES | | NO |X|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES |X| NO | |

         The number of shares outstanding of the issuer's common stock, as of May 7, 2003:

  Common stock (par value $0.001 per share) .... 64,999,213 shares outstanding

                           MPOWER HOLDING CORPORATION

                                      INDEX

PART I--            FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements (Unaudited)                                                        PAGE NO.
                                                                                                                      --------

                 Consolidated Balance Sheets - Reorganized Mpower Holding as of
                        March 31, 2003 and December 31, 2002......................................................        3

                 Consolidated Statements of Operations

                        Reorganized Mpower Holding - for the three months ended March 31, 2003....................        4

                        Predecessor Mpower Holding - for the three months ended March 31, 2002....................        4

                 Consolidated Statements of Cash Flows

                        Reorganized Mpower Holding - for the three months ended March 31, 2003....................        5

                        Predecessor Mpower Holding - for the three months ended March 31, 2002....................        5

                 Condensed Notes to Unaudited Interim Consolidated Financial Statements...........................        6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations............       11

Item 3.          Quantitative and Qualitative Disclosures about Market Risk.......................................       24

Item 4.          Controls and Procedures..........................................................................       24

PART II--        OTHER INFORMATION

Item 1.          Legal Proceedings................................................................................       25

Item 2.          Changes in Securities and Use of Proceeds........................................................       25

Item 5.          Other Information.............................................................................          26

Item 6.          Exhibits and Reports on Form 8-K.................................................................       26

SIGNATURES       .................................................................................................       28

CERTIFICATIONS   ...............................................................................................         29

PART I - FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)

                           MPOWER HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                           REORGANIZED       REORGANIZED
                                                                                         MPOWER HOLDING    MPOWER HOLDING
                                                                                         MARCH 31, 2003   DECEMBER 31, 2002
                                                                                         --------------   -----------------
                                         ASSETS
Current assets:
   Cash and cash equivalents ..........................................................      $  12,398       $  10,773
   Restricted investments .............................................................         10,733          13,631
   Accounts receivable, less allowance for doubtful accounts of $7,315 and $4,903 at
      March 31, 2003 and December 31, 2002, respectively ..............................         26,908          13,923
   Assets held for sale ...............................................................          9,819          20,471
   Prepaid expenses and other current assets ..........................................          4,988           6,683
                                                                                             ---------       ---------
         Total current assets .........................................................         64,846          65,481
Property and equipment, net ...........................................................         37,550          38,497
Deferred financing costs, net of accumulated amortization of $33 and $32 at
         March 31, 2003 and December 31, 2002, respectively ...........................             98              16
Intangibles, net of accumulated amortization of $3,054 and $1,909 at March 31, 2003 and
          December 31, 2002, respectively .............................................         12,385          13,530
Other assets ..........................................................................          3,834           9,899
                                                                                             ---------       ---------
      Total assets ....................................................................      $ 118,713       $ 127,423
                                                                                             =========       =========

                                      LIABILITIES
                                AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and capital lease obligations .................      $   1,626       $   4,638
   Line of credit .....................................................................          3,918              --
   Accounts payable ...................................................................         28,669          21,714
   Accrued interest ...................................................................             --              66
   Accrued sales tax payable ..........................................................          6,375           5,753
   Accrued network optimization costs .................................................          1,473           1,480
   Accrued property taxes payable .....................................................          3,160           3,030
   Deferred revenue ...................................................................          5,675           4,680
   Accrued other expenses .............................................................         11,029          12,806
                                                                                             ---------       ---------
      Total current liabilities not subject to compromise .............................         61,925          54,167
   Current liabilities subject to compromise ..........................................            517           1,748
                                                                                             ---------       ---------
      Total current liabilities .......................................................         62,442          55,915
Other long-term debt and capital lease obligations ....................................            237             371
                                                                                             ---------       ---------
         Total liabilities ............................................................         62,679          56,286
                                                                                             ---------       ---------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, 50,000,000 shares authorized but unissued at March 31, 2003 and
         December 31, 2002, respectively ..............................................             --              --
   Common stock, $0.001 par value, 1,000,000,000 shares authorized, 64,999,025 shares
      issued and outstanding at March 31, 2003 and December 31, 2002, respectively ....             65              65
Additional paid-in capital ............................................................         87,558          87,511
Accumulated deficit ...................................................................        (31,589)        (16,439)
                                                                                             ---------       ---------
         Total stockholders' equity ...................................................         56,034          71,137
                                                                                             ---------       ---------
         Total liabilities and stockholders' equity ...................................      $ 118,713       $ 127,423
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

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       REORGANIZED        PREDECESSOR
                                                     MPOWER HOLDING     MPOWER HOLDING
                                                   THREE MONTHS ENDED  THREE MONTHS ENDED
                                                     MARCH 31, 2003     MARCH 31, 2002
                                                   ------------------  ------------------
Operating revenues:
   Telecommunications services ..................      $     36,738       $     34,458
Operating expenses:
   Cost of operating revenues (excluding
           depreciation and amortization) .......            22,128             23,143
   Selling, general and administrative (excluding
           depreciation and amortization) .......            21,128             28,616
   Stock-based compensation expense .............                62                201
   Network optimization cost ....................                --             19,000
   Depreciation and amortization ...............              4,303             12,067
                                                       ------------       ------------
                                                             47,621             83,027
                                                       ------------       ------------
      Loss from continuing operations ...........           (10,883)           (48,569)
Other income (expense):
   (Loss) gain on sale of assets, net ...........               (95)             4,234
   Loss on discharge of debt ....................              (102)                --
   Interest income ..............................                50              1,770
   Interest expense (net of amount capitalized)                (139)           (14,195)
                                                       ------------       ------------
      Loss before discontinued operations .......           (11,169)           (56,760)
Discontinued operations:
   Loss from discontinued operations ............            (3,981)           (16,964)
                                                       ------------       ------------
      Net loss ..................................           (15,150)           (73,724)
Accrued preferred stock dividends ...............                --             (3,634)
                                                       ------------       ------------
Net loss applicable to common stockholders ......      $    (15,150)      $    (77,358)
                                                       ============       ============

Basic and diluted loss per share
  applicable to common stockholders:

      Loss before discontinued operations .......      $      (0.17)      $      (1.01)
                                                       ============       ============

      Loss from discontinued operations .........      $      (0.06)      $      (0.29)
                                                       ============       ============

      Net loss ..................................      $      (0.23)      $      (1.30)
                                                       ============       ============

Basic and diluted weighted average
   shares outstanding ...........................        64,999,025         59,453,529
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

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       REORGANIZED         PREDECESSOR
                                                                                     MPOWER HOLDING      MPOWER HOLDING
                                                                                   THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                                     MARCH 31, 2003      MARCH 31, 2002
                                                                                   ------------------   ------------------
Cash flows from operating activities:
    Net loss ..................................................................          $(15,150)          $(73,724)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ...........................................             4,303             17,448
      Network optimization cost ...............................................                --             19,000
      Bad debt expense ........................................................             2,858              2,407
      Loss (gain) on sale of assets, net ......................................                95             (4,234)
      Loss on discharge of debt ...............................................               102                 --
      Loss on disposal of assets from discontinued operations .................             1,117                 --
      Amortization of debt discount ...........................................                --                352
      Amortization of deferred debt financing costs ...........................                33                294
      Stock-based compensation expense ........................................                62                201
      Changes in assets and liabilities:
          (Increase) decrease in accounts receivable ..........................            (9,886)             2,796
          Decrease (increase) in prepaid expenses and other current assets ....             1,695             (1,087)
          Decrease (increase) in other assets .................................             6,065             (4,366)
          Increase (decrease) in accounts payable - trade .....................             6,160             (4,183)
          Increase (decrease) in accrued sales tax payable ....................               622               (623)
          Decrease in accrued network optimization costs ......................                (7)            (2,530)
          (Decrease) increase in accrued interest and other expenses ..........            (2,113)            10,030
                                                                                         --------           --------
Net cash used in operating activities .........................................            (4,044)           (38,219)
                                                                                         --------           --------
Cash flows from investing activities:
    Purchase of property and equipment, net of payables .......................            (1,928)            (6,133)
    Proceeds from asset sales .................................................             4,144                 --
    Sale of investments available-for-sale ....................................                --             95,022
    Sale of restricted investments ............................................             2,898              1,710
                                                                                         --------           --------
Net cash provided by investing activities .....................................             5,114             90,599
                                                                                         --------           --------
Cash flows from financing activities:
    Payments on other long-term debt and capital lease obligations ............            (1,078)            (1,827)
    Repurchase of senior notes ................................................            (2,154)                --
    Borrowings under line of credit, net ......................................             3,918                 --
    Costs associated with line of credit ......................................              (131)                --
    Proceeds from principal stockholder's short swing profit ..................                --                141
    Payment of bondholder consent fee .........................................                --            (19,025)
                                                                                         --------           --------
Net cash provided by (used in) financing activities ...........................               555            (20,711)
                                                                                         --------           --------
Net increase in cash and cash equivalents .....................................             1,625             31,669
Cash and cash equivalents at beginning of period ..............................            10,773              9,150
                                                                                         --------           --------
Cash and cash equivalents at the end of period ................................          $ 12,398           $ 40,819
                                                                                         ========           ========
Supplemental schedule of non-cash investing and financing activities:
    Preferred stock converted to common stock .................................          $     --           $  2,426
                                                                                         ========           ========
    Preferred stock dividends accrued .........................................          $     --           $  3,634
                                                                                         ========           ========

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

      As a result of the Chapter 11 reorganization occurring as of July 30, 2002 (the "Effective Date"), the financial results for the three months ended March 31, 2002 have been presented under the label "Predecessor Mpower Holding." In addition, the Company's consolidated financial statements for the three months ended March 31, 2002 have been reclassified to reflect discontinued operations as discussed in Note 3.

      As a result of the reorganization, the financial statements published for periods following the Effective Date will not be comparable to those published before the Effective Date.

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

      The consolidated balance sheet at December 31, 2002 was derived from the audited consolidated financial statements of the Company.

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

(2) STOCK OPTION PLAN

      The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". In accordance with SFAS No. 123, the Company has elected not to recognize compensation cost related to stock options with exercise prices equal to the market price at date of issuance. Had the Company determined compensation cost using the fair value based method defined in SFAS No. 123, the Company's results from operations would have been as follows for the three months ended March 31, 2003 and 2002, respectively (in thousands, except per share amounts):

                                                                         REORGANIZED      PREDECESSOR
                                                                            MPOWER           MPOWER
                                                                            HOLDING          HOLDING
                                                                           MARCH 31,        MARCH 31,
                                                                            2003               2002
                                                                          --------           --------
            Net loss applicable to common stockholders,
                as reported ....................................          $(15,150)          $(77,358)
            Add: Stock-based compensation expense
                included in reported net income, net of related
                tax effects ....................................                62                201
            Deduct: Total stock-based employee compensation
                expense to be determined under fair
                value based method for all awards, net of related
                tax effects ....................................              (270)            (1,873)
                                                                          --------           --------
            Pro forma net loss applicable to common stockholders          $(15,358)          $(79,030)
                                                                          ========           ========
            Basic and diluted loss per share of common
                stock, as reported .............................          $  (0.23)          $  (1.30)
                                                                          ========           ========
            Basic and diluted loss per share of common
                stock, pro forma ...............................          $  (0.24)          $  (1.33)
                                                                          ========           ========

(3) DISCONTINUED OPERATIONS

      On January 8, 2003, the Company announced a series of strategic and financial transactions to further strengthen the Company financially and focus its operations on its California, Nevada and Illinois markets. The Company has brought geographic concentration to its business by selling its customers and assets in Florida, Georgia, Ohio, Michigan and Texas to other service providers (the "Asset Sales").

      On March 18, 2003, the Company completed the sale of the assets in its Michigan and Ohio markets to LDMI Telecommunications, Inc. ("LDMI"), a Michigan corporation, pursuant to Asset Purchase Agreements dated as of January 8, 2003 and February 6, 2003, respectively. The purchase price for the assets in Michigan was $1.7 million plus an estimated additional $1.9 million, equal to the sum of (i) two times the total adjusted net revenues generated by the customers of the Michigan business for the thirty day period ended February 28, 2003, plus (ii) total adjusted net revenues generated by the customers of the Michigan business for the thirty day period ended April 30, 2003. The purchase price for the Ohio Assets was $1.1 million plus an estimated additional $1.9 million, equal to the sum of (i) two times the total adjusted net revenues generated by the customers of the Ohio business for the thirty day period ended March 10, 2003, plus (ii) total adjusted net revenues generated by the customers of the Ohio business for the thirty day period ended May 9, 2003. In addition, LDMI agreed to assume certain liabilities of the Company with respect to the Michigan and Ohio assets.

     On March 27, 2003, the Company completed a transaction with Xspedius Equipment Leasing, LLC ("XE"), a Delaware limited liability company, a subsidiary of Xspedius Communications, LLC ("Xspedius"), a Delaware limited liability company, pursuant to an Asset Contribution Agreement effective as of December 31, 2002. Under the terms of the Asset Contribution Agreement, the Company contributed the assets in its Texas market to XE in exchange for a 14% interest in XE. On April 23, 2003, the Company sold 92.85% of its interest in XE (13% of XE) to a current member of XE for $0.5 million. In addition, XE agreed to assume certain liabilities of the Company with respect to the Texas assets.

      In April 2003, the Company completed the sale of the assets in its Florida and Georgia markets to Florida Digital Networks, Inc. ("FDN"), pursuant to an Asset Purchase Agreement dated as of January 8, 2003. The purchase price for the assets in Florida and Georgia was $13.3 million. $5.3 million of the purchase price is being held in escrow. Assuming certain conditions are met, $4.0 million is expected to be released in May 2003 with the balance released in October 2003. The Company anticipates meeting all such conditions. In addition, FDN agreed to assume certain liabilities of the Company with respect to the Florida and Georgia assets.

     Each of the transactions described above involves transition services and/or management agreements whereby the Company is reimbursed for specific services provided on behalf of the buyer. For the three months ended March 31, 2003, the Company has recorded $2.4 million of transition service and management agreement fees as an offset to the operating expenses component of loss from discontinued operations in the consolidated statements of operations.

     As of March 31, 2003, the Company has recorded $13.4 million of receivables from the Asset Sales, transition services and management agreements. These receivables have been included in accounts receivable in the consolidated balance sheets.

      The operating revenue and expense of these markets have been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented. Net sales and operating loss relating to these markets are as follows for the three months ended March 31, 2003 and 2002, respectively (in thousands):

                                                     REORGANIZED        PREDECESSOR
                                                        MPOWER            MPOWER
                                                       HOLDING            HOLDING
                                                      MARCH 31,          MARCH 31,
                                                        2003               2002
                                                     -----------        -----------
            Operating revenues ..............          $ 5,766           $ 18,363
            Operating expenses (excluding
            depreciation and amortization)...            8,630             29,946
            Depreciation and amortization ...               --              5,381
            Loss on disposal ................            1,117                 --
                                                       -------           --------
            Loss from discontinued operations          $(3,981)          $(16,964)
                                                       =======           ========

      The Company has recorded an additional $1.1 million loss on disposal to account for the resolution of purchase price adjustments and additional costs to sell the assets.

      The Company incurred exit costs associated with the sale of its customers and assets as described above. These costs included one-time termination benefits of $0.6 million and contract termination costs of $1.3 million for the quarter ended March 31, 2003. These costs are reflected in the operating expenses component of loss from discontinued operations in the consolidated statements of operations.

(4) LIQUIDITY

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      As of March 31, 2003, the Company had $12.4 million in cash and cash equivalents. The Company incurred losses applicable to common stockholders of $15.2 million during the first three months of 2003 and $77.4 million during the first three months of 2002, and although the rate in which the Company has been using cash over the past twelve months has been significantly reduced, it expects to continue to generate negative cash flows from operating and investing activities into the second quarter of 2003. The Company's near-term source of liquidity is its unrestricted cash accounts, management of accounts payable, and the cash to be received in the finalization of its Asset Sales. The Company's accounts receivable financing agreement, which allows it to receive advances of up to $7.5 million against certain accounts receivable expected to be received in the future, will also be a source of near-term liquidity. The Company believes that it has sufficient resources to fund the Company's planned operations.

(5) PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):

                                                        MARCH 31,         DECEMBER 31,
                                                          2003               2002
                                                        --------           --------
Buildings and property .......................          $  1,727           $  1,727
Telecommunication and switching equipment ....            23,315             20,894
Leasehold improvements .......................             6,699              7,192
Computer hardware and software ...............             6,348              6,817
Office equipment and other ...................             3,041              3,320
                                                        --------           --------
                                                          41,130             39,950
Less accumulated depreciation and amortization            (8,912)            (5,993)
                                                        --------           --------
                                                          32,218             33,957
Assets held for future use ...................             3,932              3,616
Construction in progress .....................             1,400                924
                                                        --------           --------
Net property and equipment ...................          $ 37,550           $ 38,497
                                                        ========           ========

      As further discussed in Note 7 "Network Optimization Cost", the assets held for future use are directly related to the recovery of switch and collocation equipment from markets cancelled or exited during 2001 and 2002 which will be re-deployed throughout the Company's remaining operating markets.

(6) COMMITMENTS AND CONTINGENT LIABILITIES

      In the ordinary course of business, the Company enters into purchase agreements with its equipment vendors and collocation site providers. As of March 31, 2003, the Company had total unfulfilled commitments with equipment vendors and collocation site providers of $1.7 million. The Company also has various agreements with certain carriers for transport, long distance and other network services. At March 31, 2003, the Company's commitments under these agreements are $16.0 million, which expire through July 2005.

      The Company is party to various legal proceedings, most of which relate to routine matters incidental to its business.

      On September 20, 2000, a class action lawsuit was commenced against the Company, alleging violations of the Securities Exchange Act of 1934 and rule 10b-5 thereunder (the "Exchange Act") and Section 11 of the Securities Act of 1933. On February 11, 2002, the United States District Court for the Western District of New York entered its Decision and Order dismissing the class action lawsuit. That Decision and Order has been appealed to the United States Court of Appeals for the Second Circuit. On April 8, 2002, the Company filed a petition for a relief under Chapter 11 of the Bankruptcy Code, and as of the effective date of the Company's First Amended Joint Plan of Reorganization (July 30,
2002), the Company was discharged and released from any "Claim, Debt and Interest," except as otherwise stated in the Plan, as set forth in the final Confirmation Order entered by the United States Bankruptcy Court for the District of Delaware on July 17, 2002. Although the Company is no longer a defendant in the class action lawsuit and can have no direct liability to the plaintiffs, the Company nevertheless remains obligated to indemnify the remaining individual defendants in the event of an adverse decision against them in the lawsuit. The plaintiffs and the remaining individual defendants have entered into a tentative settlement of the class action lawsuit, and have submitted a Preliminary Approval Order to the Court, seeking approval of the settlement in accordance with a Stipulation of Settlement dated February 6, 2003. If approved, the settlement would dismiss the action with prejudice. All settlement payments and remaining attorneys fees and other legal expenses incurred by the defendants are expected to be paid by the Company's insurance carrier. A hearing is scheduled for October 1, 2003 to determine whether the proposed settlement of the action on the terms and conditions provided for in the Stipulation is fair, reasonable and adequate and should be approved by the Court. The Company believes the remaining individual defendants anticipate that the proposed Settlement will be approved and that they will continue to deny any wrongdoing and will vigorously contest the suit if not settled. The Company cannot predict the final outcome of this lawsuit.

(7) NETWORK OPTIMIZATION COST

      Accrued network optimization cost details for 2003 activity were as follows (in thousands):

                                               LIABILITY AT     NETWORK                    LIABILITY AT
                                               DECEMBER 31,   OPTIMIZATION                   MARCH 31,
                                                   2002           COST        CASH PAID         2003
                                               ------------   ------------    ---------    ------------
                     Other exit costs.......      $1,480         $   --         $  (7)      $    1,473

      With respect to the network optimization charges, the total actual charges will be based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from any subsequent subleases, the Company's ability to sell or re-deploy network equipment for growth in its existing network and other factors.

      At March 31, 2003, the Company has total switch and office lease, and circuit commitments as a result of the actions taken in these network optimization charges of $2.9 million related to these markets, expiring from 2004 through 2010. Of these remaining commitments, $1.5 million has been included in Accrued Network Optimization Cost representing lease commitments and circuit obligations through June 2003. The Company estimates that it will be successful in entering into sublease agreements or terminating the remaining lease commitments and circuit obligations within the period estimated.

(8) LINE OF CREDIT

      The Company's agreement with a lending institution provides the Company with a three-year revolving line of credit facility of up to $7.5 million and is secured by certain customer accounts receivable. This credit facility bears interest at prime plus 2% and expires on January 24, 2006.

      The maximum amounts borrowed under the credit facility during the quarter ended March 31, 2003 was $7.5 million, and the average interest rate during the period was 6.25%. At March 31, 2003, the Company had approximately $3.6 million in availability under this agreement. Interest expense relating to the borrowings was $0.1 million for the quarter ended March 31, 2003.

(9) DEBT

      In January 2003, the Company repurchased the remaining $2.1 million in carrying value of its 2004 Notes for $2.2 million in cash, and recognized a loss of $0.1 million on this transaction in 2003.

(10) RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149). This standard amends FASB No. 133 by clarifying under which circumstances a contract meets the characteristic of a derivative, clarifies when a derivative contains a financing component and also amends certain other existing pronouncements. The provisions of this Statement are effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a material effect on its consolidated financial statements as the Company does not have any freestanding or embedded derivatives as of March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that certain statements contained in this Report regarding our or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We wish to caution the reader these forward-looking statements are not historical facts and are only estimates or predictions. Actual results may differ materially from those projected as a result of risks and uncertainties including, but not limited to, receipt of all remaining payments from the previously announced Asset Sales, future sales growth, market acceptance of our product offerings, our ability to secure adequate financing or equity capital to fund our operations and network augmentation, our ability to manage growth and maintain a high level of customer service, the performance of our network and equipment, our ability to enter into strategic alliances, the cooperation of incumbent local exchange carriers in provisioning lines and interconnecting our equipment, regulatory decisions, regulatory approval processes, changes in technology, price competition and other market conditions and risks detailed from time to time in our other Securities and Exchange Commission filings.

      The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and related notes to financial statements appearing elsewhere in this report. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in our 2002 Form 10-K.

APPLICATION OF CRITICAL ACCOUNT ESTIMATES

      Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Significant Accounting Policies" footnote in our notes to financial statements included in our 2002 Form 10-K. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates for us include: (i) revenue recognition on services, (ii) allowance for doubtful accounts, (iii) network optimization accruals, (iv) billing from network carriers, and (v) impairment of long-lived assets. For additional discussion of our critical accounting estimates, see our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Form 10-K.

THE BUSINESS

      As a consequence of the Chapter 11 reorganization occurring as of July 30, 2002 (the "Effective Date"), the financial results for the three months ended March 31, 2002 have been presented under the label "Predecessor Mpower Holding." Also as a result of reorganization, the financial statements published for the periods following the Effective Date will not be comparable to those published before the Effective Date.

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

      As of March 31, 2003, we provided services to small and medium-sized business customers in five markets throughout California (Los Angeles, San Diego and Northern California), Nevada (Las Vegas only) and Illinois (Chicago only). Our network consists of 294 incumbent carrier central office collocation sites providing us access to more than 5.3 million addressable business lines. We have 279 central office collocation sites that are SDSL capable and 199 that are T1 capable. We have established working relationships with the following incumbent local exchange carriers (ILEC's): Sprint, Verizon, and Southwestern Bell Corporation (including its operating subsidiaries PacBell and Ameritech, collectively referred to as "SBC"). We have over 265,000 lines in service. At March 31, 2003, we have 869 employees.

      We were one of the first competitive communications carriers to implement a facilities-based network strategy. As a result, we own the network switches that control how voice and data communications originate and terminate, and lease the telephone lines, or transport systems, over which the voice and data traffic are transmitted. We install our network equipment at collocation sites of the incumbent carrier from whom we rent standard telephone lines. As we have already invested and built our network, we believe our strategy has allowed us to establish and sustain service in our markets at a comparatively low cost, while maintaining control of the access to our customers.

      Our business is to deliver integrated voice and broadband data solutions. Specifically, we provide small and medium-sized business customers with a full suite of communications services and features, integrated on one bill, with the convenience of a single source provider. We have approximately 51,000 business customer relationships, providing them local telephone service and broadband Internet via SDSL and T1. A business customer relationship is defined by the number of bills we provide to our customers every month. For example, we have some business customers for whom we provide service at multiple locations and for whom we bill such services on a single bill which we would define as a single business customer relationship. Conversely, we have some business customers for whom we provide service at multiple locations and for whom we bill such services on a separate bill for each location which we would define as multiple business customer relationships. By leveraging our existing equipment and interconnection agreements with incumbent carriers and network capabilities, we are able to offer fully integrated and channelized voice and data products over a T1 connection. In order to serve the largest portion of our target audience, our combined voice and data network allows us to deliver services in several combinations over the most favorable technology: basic phone service on the traditional phone network, SDSL service, integrated T1 voice and data service, or data-only T1 connectivity.

DISCONTINUED OPERATIONS

      On January 8, 2003, we announced a series of strategic and financial transactions to further strengthen us financially and focus our operations on our California, Nevada and Illinois markets. We have brought geographic concentration to the business by selling our customers and assets in Florida, Georgia, Ohio, Michigan and Texas to other service providers (the "Asset Sales").

      On March 18, 2003, we completed the sale of the assets in our Michigan and Ohio markets to LDMI Telecommunications, Inc. ("LDMI"), a Michigan corporation, pursuant to Asset Purchase Agreements dated as of January 8, 2003 and February 6, 2003, respectively. The purchase price for the assets in Michigan was $1.7 million plus an estimated additional $1.9 million, equal to the sum of (i) two times the total adjusted net revenues generated by the customers of the Michigan business for the thirty day period ended February 28, 2003, plus (ii) total adjusted net revenues generated by the customers of the Michigan business for the thirty day period ended April 30, 2003. The purchase price for the Ohio Assets was $1.1 million plus an estimated additional $1.9 million, equal to the sum of (i) two times the total adjusted net revenues generated by the customers of the Ohio business for the thirty day period ended March 10, 2003, plus (ii) total adjusted net revenues generated by the customers of the Ohio business for the thirty day period ended May 9, 2003. In addition, LDMI agreed to assume certain liabilities from us with respect to the Michigan and Ohio assets.

      On March 27, 2003, we completed a transaction with Xspedius Equipment Leasing, LLC ("XE"), a subsidiary of Xspedius Communications, LLC ("Xspedius") pursuant to an Asset Contribution Agreement effective as of December 31, 2002. Under the terms of the Asset Contribution Agreement, we contributed the assets in our Texas market to XE in exchange for a 14% interest in XE. On April 23, 2003, we sold 92.85% of our interest in XE (13% of XE) to a current member of XE for $0.5 million. In addition, XE agreed to assume certain liabilities from us with respect to the Texas assets.

      In April 2003, we completed the sale of our assets in our Florida and Georgia markets to Florida Digital Networks, Inc. ("FDN"), pursuant to an Asset Purchase Agreement dated as of January 8, 2003. The purchase price for the assets in Florida and Georgia was $13.3 million. $5.3 million of the purchase price is being held in escrow. Assuming certain conditions are met, $4.0 million is expected to be released in May 2003 with the balance released in October 2003. We anticipate meeting all such conditions. In addition, FDN agreed to assume certain of our liabilities with respect to the Florida and Georgia assets.

      Each of the transactions described above involves transition services and/or management agreements whereby we are reimbursed for the cost of specific services provided on behalf of the buyer. For the three months ended March 31, 2003, we have recorded $2.4 million of transition service and management agreement fees as an offset to the operating expenses component of loss from discontinued operations in our consolidated statements of operations.

      As of March 31, 2003, we have recorded $13.4 million of receivables from the Asset Sales, transition services and management agreements. These receivables have been included in accounts receivable in our consolidated balance sheets. During April 2003, we collected a significant portion of the receivable with the remaining unpaid balance expected to be received in May 2003.

      The operating revenue and expense of these markets have been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented. Net sales and operating loss relating to these markets are as follows for the three months ended March 31, 2003 and 2002, respectively (in thousands):

                                                     REORGANIZED         PREDECESSOR
                                                       MPOWER              MPOWER
                                                       HOLDING             HOLDING
                                                      MARCH 31,           MARCH 31,
                                                        2003               2002
                                                     -----------         -----------
            Operating revenues ..............          $ 5,766           $ 18,363
            Operating expenses (excluding
            depreciation and amortization)...            8,630             29,946
            Depreciation and amortization ...               --              5,381
            Loss on disposal ................            1,117                 --
                                                       -------           --------
            Loss from discontinued operations          $(3,981)          $(16,964)
                                                       =======           ========

      We have recorded an additional $1.1 million loss on disposal to account for the resolution of purchase price adjustments and additional costs to sell the assets.

      We incurred exit costs associated with the sale of our customers and assets as described above. These costs included one-time termination benefits of $0.6 million and contract termination costs of $1.3 million for the quarter ended March 31, 2003. These costs are reflected in the operating expenses component of loss from discontinued operations in our consolidated statements of operations.

RESULTS OF OPERATIONS

      Our revenues are generated from sales of communications services consisting primarily of local phone services, data services, long-distance services, switched access billings and non-recurring charges, such as installation charges. Local, long distance and data services are generally provided and billed as a bundled offering under which customers pay a fixed amount for a package of combined local, long distance and data services. As a result, the portion of our revenues attributable to each service is not identifiable and, therefore, we do not record or report these amounts separately. Our revenues consist of:

      o the monthly recurring charge for basic local voice and data services;

      o usage-based charges for local, toll and long distance calls in certain markets;

      o charges for services and features such as call waiting and call forwarding;

      o certain non-recurring charges, such as set-up charges for new customers or for additional lines for existing customers; and

      o interconnection revenues from switched access charges to long distance carriers.

      Our switched access revenues historically have been subject to uncertainties such as various federal and state regulations and disputes with our long distance carriers. In addition, the Federal Communications Commission (the "FCC") in April 2001 adopted new rules that limit the rates we can charge carriers for use of our facilities. Under these rules, which took effect on June 20, 2001, competitive carriers are required to reduce their tariffed interstate access charges to agreed upon contractual rates or rates no higher than 2.5 cents per minute. After one year, the rate ceiling was reduced to 1.8 cents and after two years will be reduced to 1.2 cents per minute. After three years, all competitive carriers will be required to charge rates no higher than the incumbent telephone company. As a result of our agreements and the reductions in rates dictated by the FCC, we anticipate a continued decrease of switched access revenues as a percentage of total revenue. Switched access revenue, as a percentage of total revenue was 13% for the first quarter of 2003 compared to 25% in the first quarter of 2002. As a result, revenue from core trade customers was 87% of total first quarter 2003 revenues as compared to 75% of total first quarter 2002 revenues.

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

      Selling expenses consist primarily of salaries, commissions and related personnel costs, marketing costs and facilities costs. General and administrative expenses consist primarily of salaries and related personnel costs, the cost of maintaining the hardware and software in our network and back office systems, provision for bad debts, professional fees, insurance, property taxes, customer care, billing expense and facilities expenses.

      Depreciation and amortization expense includes depreciation of switching and collocation equipment, business application software as well as general property and equipment and the amortization of intangible assets.

      Gross interest expense is primarily attributable to interest expense accrued on our revolving line of credit and capital lease obligations.

      Interest income results from the investment of cash and cash equivalents.

Quarterly Comparison - March 31, 2003 vs. March 31, 2002

      Results from discontinued operations have been excluded from this comparison.

      Total operating revenues increased to $36.7 million for the quarter ended March 31, 2003 as compared to $34.5 million for the quarter ended March 31, 2002. The 7% increase in revenue was primarily the result of selling higher revenue generating products as well as price increases we implemented in our markets in the second quarter of 2002. We continue to focus on generating higher and more profitable revenue per line. These factors increased our non-switched access revenue from core trade customers from $25.7 million for the quarter ended March 31, 2002 to $32.0 million for the quarter ended March 31, 2003. Revenues from core trade customers increased from 75% to 87% of total revenues quarter over quarter. Our switched access revenues decreased $4.1 million or 47% from the quarter ended March 31, 2002 and decreased as a percentage of our revenues to 13%. This decrease in switched access revenues was primarily a result of the reduction in rates we negotiated with our major carriers and FCC mandated rate rules. We expect switched access revenue to continue to decline as a percentage of total revenue.

      The following table summarizes revenue from continuing operations (in millions):

                                                   QUARTER ENDED                       QUARTER ENDED
            REVENUE FROM                              MARCH 31,                           MARCH 31,
            CONTINUING OPERATIONS:                     2003                                2002
            ----------------------            ------------------------           ------------------------
            Switched access revenue           $   4.7             13%            $   8.8             25%
            End customer trade and
              other revenue ........             32.0             87%               25.7             75%
                                              -------          -------           -------          -------
            Total ..................          $  36.7            100.0%          $  34.5            100.0%
                                              =======          =======           =======          =======

      Cost of operating revenues for the quarter ended March 31, 2003 was $22.1 million as compared to $23.1 million for the quarter ended March 31, 2002. The 4% decrease is primarily due to a reduction in installation costs related to fewer gross new lines added in the first quarter of 2003 versus the first quarter of 2002 and efforts to improve the cost effectiveness of our network.

      For the quarter ended March 31, 2003, selling, general and administrative expenses totaled $21.1 million, a 26% decrease from the $28.6 million for the quarter ended March 31, 2002. The decrease is primarily a result of management initiatives that resulted in a decrease in administrative personnel and related costs, and initiatives to reduce customer acquisition costs.

      For the quarter ended March 31, 2003, we recorded $0.1 million in stock-based compensation compared to $0.2 million recorded for the quarter ended March 31, 2002. Outstanding options at March 31, 2003 were granted subsequent to our emergence from bankruptcy and have been accounted for as fixed awards. The expense for the quarter ended March 31, 2003 relates to options granted with an exercise price below the market price of the stock.

      In February 2002, we closed our operations in Charlotte, North Carolina and eliminated certain other non-performing sales offices. We also cancelled the implementation of a new billing system in February 2002. We recognized a network optimization charge of $19.0 million in the first quarter of 2002. Included in the charge was $12.5 million for the write down of our investment in software and assets for a new billing system, $3.7 million for property and equipment including collocations and switch sites and $2.8 million for other costs associated with exiting these markets.

      With respect to the network optimization charges, the total actual charges will be based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from any subsequent subleases, our ability to sell or re-deploy network equipment for growth in our existing network and other factors.

      For the quarter ended March 31, 2003, depreciation and amortization was $4.3 million as compared to $12.1 million for the quarter ended March 31, 2002. This decrease is primarily due to the reduced depreciable value of our fixed assets resulting from the implementation of fresh-start accounting.

      Interest income was $0.1 million for the quarter ended March 31, 2003 compared to $1.8 million for the quarter ended March 31, 2002. The decrease is a result of decreases in cash and investments since the first quarter 2002. Cash and investments have been used to purchase capital equipment, pay interest, fund operating losses, fund the costs of our reorganization and retire our remaining 2004 Senior Secured Notes.

      Gross interest expense for the quarter ended March 31, 2003 totaled $0.1 million compared to $15.0 million for the quarter ended March 31, 2002. The decrease in interest expense during the first quarter of 2003 is primarily due to the retirement of substantially all of our debt. All of our 2010 Notes were eliminated in our reorganization and all of our 2004 Senior Secured Notes were repurchased by January 2003. Interest capitalized for the quarter ended March 31, 2002 was $0.8 million.

      We incurred net losses before discontinued operations of $11.2 million and $56.8 million for the quarters ended March 31, 2003 and 2002, respectively.

      For the quarter ended March 31, 2002, we accrued preferred stock dividends of $3.6 million, payable to holders of our Series D convertible preferred stock. All our preferred stock was eliminated in our reorganization effective July 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      To date, we continue to incur negative cash flows from operating activities; however, we believe that we have sufficient resources to fund our planned operations.

      As of March 31, 2003, we had $12.4 million in unrestricted cash and cash equivalents. To date, our revenues have generated only a portion of the cash necessary to fund our operations. We have incurred a loss in each year since inception, and although the rate in which we have been using cash for operations over the past twelve months has been significantly reduced, we expect to continue to incur losses into the second quarter of 2003. Our near-term source of liquidity is our unrestricted cash accounts, management of accounts payable, and the cash to be received in the finalization of our Asset Sales. Our line of credit, which allows us to receive advances of up to $7.5 million against certain accounts receivables expected to be received in the future, will also be a source of near-term liquidity. We believe we have adequate liquidity to fully fund our business on a continuing basis; however, we cannot assure investors that our estimate of funds required is accurate.

      Developing and maintaining our network and business has required and will continue to require us to incur capital expenditures primarily consisting of the costs of purchasing switching and customer premises equipment. Cash outlays for capital expenditures were $1.9 million in the first quarter of 2003. We expect we will continue to require capital to acquire customers, fund our operations, augment our network in our existing markets and develop new products and services.

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

      We continually evaluate our capital requirements plan in light of developments in the telecommunications industry and market acceptance of our service offerings. The actual amount and timing of future capital requirements may differ materially from our estimates as a result of, among other things:

      o the cost of the development and support of our networks in each of our markets

      o the extent of price and service competition for telecommunication services in our markets

      o     the demand for our services

      o     regulatory and technological developments

      o our ability to develop, acquire and integrate necessary operating support systems

      o     our ability to re-deploy assets held for future use

      As such, actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements.

COMMITMENTS AND CONTINGENCIES

      In the ordinary course of business, we enter into purchase agreements with our equipment vendors and collocation site providers. As of March 31, 2003, we had total unfulfilled commitments with equipment vendors and collocation site providers of $1.7 million. We also have various agreements with certain carriers for transport, long distance and other network services. At March 31, 2003, our commitment under these agreements is $16.0 million, which expire through July 2005.

CASH FLOW DISCUSSION

      In summary our cash flows for the first quarter of 2003 were:

                                                            THREE
                                                            MONTHS
                                                            ENDING
                                                           MARCH 31,
                                                              2003
                                                           ---------
            (IN THOUSANDS)
            Net Cash Used in Operating Activities          $(4,044)
            Net Cash Provided by Investing
            Activities ..........................          $ 5,114
            Net Cash Provided by Financing
            Activities ..........................          $   555

      Cash and Cash Equivalents: At March 31, 2003, cash and cash equivalents were $12.4 million. Restricted investments amounted to $10.7 million as of March 31, 2003. The restricted investments primarily represent commitments we made to pay employee retention and incentive compensation bonuses and severance payments and to fund the future purchase, if needed, of run-off directors and officers insurance. During the quarter ended March 31, 2003 we paid out $1.0 million relating to these commitments. In February 2003, we reached a final settlement of disputed charges with SBC Telecommunications. $1.2 million out of $1.9 million of restricted investments was released and returned to us, while $0.7 million was released and paid to SBC Telecommunications.

      Operating Activities: We used $4.0 million in cash for operations for the three months ended March 31, 2003. The use of cash in 2003 was primarily the result of operating expenses incurred in the on-going operation of our business, offset by cash revenues. The rate at which we have been using cash for operations over the past twelve months has been significantly reduced. This reduction in the use of cash is primarily a result of operational efficiencies, the associated expense reductions and elimination of expenses associated with the markets we exited and management of accounts payable.

      Investing Activities: For the three months ended March 31, 2003, we were provided with $5.1 million in cash from investing activities. The cash provided in 2003 primarily represents the proceeds from Asset Sales and the sale of restricted investments upon final settlement of disputed charges with SBC Telecommunications and to fund incentive compensation bonuses and severance payments.

      Financing Activities: For the three months ended March 31, 2003, we were provided with $0.6 million of cash for financing activities. The cash provided in 2003 represents the net effect of cash received from the line of credit, substantially offset by the repurchase of our remaining senior notes and payments on capital lease obligations.

EFFECTS OF NEW ACCOUNTING STANDARDS

Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149). This standard amends FASB No. 133 by clarifying under which circumstances a contract meets the characteristic of a derivative, clarifies when a derivative contains a financing component and also amends certain other existing pronouncements. The provisions of this Statement are effective for contracts entered into or modified after June 30, 2003. We do not expect that the adoption of SFAS No. 149 will have a material effect on our consolidated financial statements as we do not have any freestanding or embedded derivatives as of March 31, 2003.

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

      We scaled back the markets we serve beginning in 2001, to focus our resources on the markets we expect to be the most profitable. These efforts culminated with the sale of our assets and customers in Michigan, Ohio, Texas, Florida and Georgia this year. We do not currently have any plans to sell or close any additional markets. We cannot assure you that additional market closings or the sale of assets will not be required in the future or that such closings or sales in the future, if any, will result in improved operating results.

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

      The requirement that incumbent carriers unbundle their network elements has been implemented through rules adopted by the FCC. In January 1999, the United States Supreme Court confirmed the FCC's broad authority to issue these rules, but vacated a particular rule that defined the network elements the incumbent carriers must offer. In a November 1999 order, the FCC reaffirmed that incumbent carriers must provide unbundled access to a minimum of six network elements including local loop and transport facilities (the elements in primary use by us). In December 2001, the FCC initiated a review of the network element unbundling rules, and requested comments on whether to expand, reduce or change the list of required elements. We anticipate that the proceeding will be concluded during mid 2003. Also, in February 2002, the FCC requested comments on a number of issues relating to regulation of broadband Internet access services offered over telephone company facilities, including whether the incumbent carriers should continue to be required to offer the elements of these services on an unbundled basis. Any change in the existing rules that would reduce the obligation of incumbent carriers to offer network elements to us on an unbundled basis could adversely affect our business plan.

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

      The Telecommunications Act also contains special provisions that replace prior antitrust restrictions that prohibited the regional Bell operating companies from providing long distance services and engaging in communications equipment manufacturing. Before the passage of the Telecommunications Act, the regional Bell operating companies were restricted to providing services within a distinct geographical area known as a local access and transport area (LATA). The Telecommunications Act permits the regional Bell operating companies to provide interLATA long distance service immediately in areas outside of their market regions and within their market regions once they have satisfied several procedural and substantive requirements, including:

      o a showing that the regional Bell operating company is subject to meaningful local competition in the area in which it seeks to offer long distance service; and

      o a determination by the FCC that the regional Bell operating company's entry into long distance markets is in the public interest.

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

      In May 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy program. This order established new subsidies for telecommunications and information services provided to qualifying schools, libraries and rural health providers. The FCC also expanded federal subsidies for local dial-tone services provided to low-income consumers. Providers of interstate telecommunications service, including us, must contribute to these subsidies. In later years, the FCC created additional subsidies that primarily benefit incumbent telephone companies. On a quarterly basis, the FCC announces the contribution factor proposed for the next quarter. For the first quarter of the year 2003, the contribution factor is 0.072805 of a provider's interstate and international revenue for the third quarter of 2002. We intend to recover our share of these costs through charges assessed directly to our customers and participation in federally subsidized programs. The FCC is considering proposals to change the way contributions are assessed, but we cannot predict when or whether the FCC will act on these proposals.


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

      State regulatory agencies have jurisdiction over our intrastate services, including our rates. State agencies require us to file periodic reports, pay various fees and assessments and comply with rules governing quality of service, consumer protection and similar issues. These agencies may also have to approve the transfer of assets or customers located in the state, a change of control of our company or our issuance of securities or assumption of debt. The specific requirements vary from state to state. State regulatory agencies also must approve our interconnection agreements with incumbent carriers. Price cap or rate of return regulation for competitive carriers does not apply in any of our current markets. However, we cannot assure you that the imposition of new regulatory burdens in a particular state will not affect the profitability of our services in that state. For example, SB400 in Nevada, if enacted, would limit the state public utility commission regulation of the incumbent carrier's broadband services and increase the incumbent carrier's flexibility in pricing its services. Passage of this bill as currently written could have a significant adverse competitive impact. In Illinois, recent passage of a bill permitting SBC to raise the rates it charges competitors to use its local lines could also have a significant adverse competitive impact in that market.

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

COMPETITION

      The communications industry is highly competitive. We believe the principal competitive factors affecting our business will be:

      o     pricing levels and policies

      o     transmission speed

      o     customer service

      o     breadth of service availability

      o     network security

      o     ease of access and use

      o     bundled service offerings

      o     brand recognition

      o     operating experience

      o     capital availability

      o     exclusive contracts

      o     accurate billing

      o     variety of services.

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

DATA AND INTERNET SERVICES

      We expect the level of competition with respect to data and Internet services to intensify in the future. We expect significant competition from:

      o Incumbent Carriers. Most incumbent carriers have announced deployment of commercial DSL services. Some incumbent carriers have announced they intend to aggressively market these services to their residential customers at attractive prices. In addition, most incumbent carriers are combining their DSL service with their own Internet service provider businesses. We believe incumbent carriers have the potential to quickly overcome many of the issues that have delayed widespread deployment of DSL services in the past. The incumbent carriers have an established brand name in their service areas, possess sufficient capital to deploy DSL services rapidly and are in a position to offer service from central offices where we may be unable to secure collocation space. When the regional Bell operating companies begin providing long distance service, they may be able to offer "one stop shopping" that would be competitive with our offerings.

      o Traditional Long Distance Carriers. Many of the leading traditional long distance carriers, including AT&T, MCI WorldCom and Sprint, are expanding their capabilities to support high-speed, end-to-end networking services. We expect them to offer combined data, voice and video services over their networks. These carriers have extensive fiber networks in many metropolitan areas that primarily provide high-speed data and voice services to large companies. They could deploy DSL services in combination with their current fiber networks. They also have interconnection agreements with many incumbent carriers and have secured collocation space from which they could begin to offer competitive DSL services.

      o Newer Long Distance Carriers. Numerous long distance carriers are managing high-speed networks nationwide, with direct sales forces, and are partnering with Internet service providers to offer services directly to business customers. They could extend their existing networks and offer high-speed services using DSL, either alone or in partnership with others.

      o Cable Modem Service Providers. Cable modem service providers are offering, or are preparing to offer, high-speed Internet access over cable networks to consumers and businesses. These networks provide high-speed data services similar to our services, and in some cases at higher speeds. These companies use a variety of new and emerging technologies, including point-to-point and point-to-multipoint wireless services, satellite-based networking and high-speed wireless digital communications.

      o Internet Service Providers. Internet service providers offer Internet portal services which compete with our service. We offer basic web hosting and e-mail services and anticipate offering an enhanced set of Internet products in the future. The competitive Internet service providers generally provide more features and functions than our current Internet portal.

      o Wholesale DSL Carriers. DSL carriers, including Covad Communications Group, Inc., offer DSL services and have significant strategic equity investors, marketing alliances and product development partners.

      Many of these competitors are offering, or may soon offer, DSL technologies and services that will directly compete with us.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      Our long-term debt is less than $0.3 million and consists primarily of capital lease obligations with carrying amounts that approximate their fair values. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. Since the interest rate under our line of credit floats with the prime rate, we do not have exposure to interest rate changes as a result of our line of credit agreement.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on May 5, 2003, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      We are party to numerous state and federal administrative proceedings. In these proceedings, we are seeking to define and/or enforce incumbent carrier performance requirements related to:

      o     the cost and provisioning of those network elements we lease;

      o     the establishment of customer care and provisioning;

      o     the allocation of subsidies; and

      o     collocation costs and procedures.

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

      In September 2000, a class action lawsuit was commenced against us, alleging violations of the Securities Exchange Act of 1934 and rule 10(b)-5 thereunder (the "Exchange Act") and Section 11 of the Securities Act of 1933. In February 2002, the United States District Court for the Western District of New York entered its Decision and Order dismissing the class action lawsuit. That Decision and Order have been appealed to the United States Court of Appeals for the Second Circuit. On April 8, 2002, we filed a petition for relief under Chapter 11 of the Bankruptcy Code, and as of the effective date of our First Amended Joint Plan of Reorganization (July 30, 2002), we were discharged and released from any "Claim, Debt and Interest," except as otherwise stated in the Plan, as set forth in the final Confirmation Order entered by the United States Bankruptcy Court for the District of Delaware on July 17, 2002. Although we are no longer a defendant in the class action lawsuit and can have no direct liability to the plaintiffs, we nevertheless remain obligated to indemnify the remaining individual defendants in the event of an adverse decision against them in the lawsuit. The plaintiffs and the remaining individual defendants have entered into a tentative settlement of the class action lawsuit, and have submitted a Preliminary Approval Order to the Court, seeking approval of the settlement in accordance with a Stipulation of Settlement dated February 6, 2003. If approved, the settlement would dismiss the action with prejudice. All settlement payments and remaining attorney's fees and other legal expenses incurred by the defendants are expected to be paid by our insurance carrier. A hearing is scheduled for October 1, 2003 to determine whether the proposed settlement of the action on the terms and conditions provided for in the Stipulation is fair, reasonable and adequate and should be approved by the Court. We believe the remaining individual defendants anticipate that the proposed Settlement will be approved, and that they will continue to deny any wrongdoing and will vigorously contest the suit if not settled. We cannot predict the final outcome of this lawsuit.

      From time to time, we engage in other litigation and governmental proceedings in the ordinary course of our business. We do not believe any other pending litigation or governmental proceeding will have a material adverse effect on our results of operations or financial condition.

ITEM 2. Changes in Securities and Use of Proceeds

      In January 2003, we repurchased the remaining $2.1 million in face amount of our 13% Senior Notes due 2004, thereby eliminating the balance of this indebtedness that was incurred in 1997. The 2004 Notes were secured by certain operating assets of Mpower Communications Corp. By eliminating this debt, these assets have now been released from all liens.

ITEM 5. Other Information

      As of March 19, 2003, an additional 1,500,000 shares of common stock have been reserved for issuance under our stock option plan II. The additional shares of stock options will be granted to certain key employees of ours in exchange for a voluntary reduction in their salaries. Pursuant to this salary reduction program, eligible employees will be entitled to receive a one-time grant of three stock options for each dollar of annualized reduction in salary. The stock options have an exercise price of $0.19, which is the closing price of our common stock as of March 18, 2003. The stock options will vest in six equal monthly installments commencing May 31, 2003 and outstanding options will expire ten years from the grant date. The employees who participate in the salary reduction program shall be required to waive their entitlement to assert that their salary reduction pursuant to the salary reduction program triggers any right to receive severance or other benefits or payments pursuant to any existing severance or employment agreement.

      On May 6, 2003, Anthony J. Cassara was appointed to serve on our board of directors. Concurrent with this appointment, two members of our management team, Joe Wetzel, President and Chief Operating Officer and Gregg Clevenger, Executive Vice President and Chief Financial Officer, are stepping down from our board of directors, but will continue in their executive management roles. With the exception of Rolla P. Huff, Chairman of the Board of Directors, each member of our board of directors is now an outside director having no employment relationships with us.

ITEM 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

                  2.1 Asset Purchase Agreement, dated as of January 8, 2003, between Mpower and LDMI Telecommunications, Inc. (1)

                  2.2 Amendment No. 1 to Asset Purchase Agreement, dated as of February 6, 2003, between Mpower and LDMI
                        Telecommunications, Inc. (1)

                  2.3 Asset Contribution Agreement, effective as of December 31, 2002, between Mpower and Xspedius Equipment Leasing, LLC. (1)

                  2.4 Asset Purchase Agreement, dated as of January 8, 2003, between Mpower, Florida Digital Network, Inc. and Southern Digital Network, Inc. (1)

                  2.5 Acknowledgement and Amendment No. 1 to Asset Purchase Agreement, dated as of April 7, 2003, between Mpower, Florida Digital Network, Inc. and Southern Digital Network, Inc. (1)

                  2.6 Asset Purchase Agreement, dated as of February 6, 2003, between Mpower and LDMI Telecommunications, Inc. (1)

                  3.1 Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on July 30, 2002. (2)

                  3.2 Amended and Restated Articles of Incorporation of Mpower Communications Corp. filed with the Secretary of State of the State of Nevada on July 30, 2002. (3)

                  3.3   Amended and Restated By-laws. (2)

                  4.1 See the Second Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 and the Amended and Restated By-laws filed as Exhibit 3.3.

                  10.1 Transition Services Agreement, entered into as of January 8, 2003, between Mpower and Xspedius Equipment Leasing, LLC. (1)

                  99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

                  99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1) Incorporated by reference to the Company's Current Report on Form 8-K (file No. 33339884-01) filed with the Commission on April 22, 2003.

(2) Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on July 30, 2002.

(3) Incorporated by reference to the Company's Current Report on Form 8-K (file No. 33339884-01) filed with the Commission on July 30, 2002.

      (b) The registrant filed the following reports on Form 8-K during the quarter ended March 31, 2003:

(1) On January 17, 2003, the Company filed Form 8-K to report information required to be disclosed under Regulation FD of the Securities Act of 1933.

(2) On March 17, 2003, the Company filed Form 8-K to report information required to be disclosed under Regulation FD of the Securities Act of 1933.

(3) On March 28, 2003, the Company filed Form 8-K to report on the Company's results from continuing operations for the fiscal quarter and fiscal year ended December 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MPOWER HOLDING CORPORATION


Date:    May 14, 2003        /s/ ROLLA P. HUFF
                             ---------------------------------------------------
                             Rolla P. Huff
                             Chief Executive Officer and Chairman of the Board


Date:    May 14, 2003        /s/ S. GREGORY CLEVENGER
                             ---------------------------------------------------
                             S. Gregory Clevenger
                             Executive Vice President - Chief Financial Officer

                                 CERTIFICATIONS

I, Rolla P. Huff, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mpower Holding Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                               By: /s/ Rolla P. Huff
                                                     -----------------
                                                     Rolla P. Huff
                                                     Principal Executive Officer

                                 CERTIFICATIONS

I, S. Gregory Clevenger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mpower Holding Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                              By:  /s/ S. Gregory Clevenger
                                                     ---------------------------
                                                     S. Gregory Clevenger
                                                     Principal Financial Officer


30