Form 10-Q
period 2003-06-30
MPOWER HOLDING CORP
filed 2003-08-12
CIK 1117042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                       COMMISSION FILE NUMBER 33339884-01

                           MPOWER HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                52-2232143
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

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

                                 YES [ ] NO [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES [X] NO [ ]

         The number of shares outstanding of the issuer's common stock, as of August 7, 2003:

   Common stock (par value $0.001 per share) ....65,133,691 shares outstanding

                           MPOWER HOLDING CORPORATION

                                      INDEX

                                                                                                                  PAGE NO.
                                                                                                                  --------
PART I--    FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets - Reorganized Mpower Holding as of
                   June 30, 2003 and December 31, 2002.........................................................       3

            Consolidated Statements of Operations

                   Reorganized Mpower Holding - for the three and six months ended June 30, 2003...............       4

                   Predecessor Mpower Holding - for the three and six months ended June 30, 2002...............       4

            Consolidated Statements of Cash Flows

                   Reorganized Mpower Holding - for the six months ended June 30, 2003.........................       5

                   Predecessor Mpower Holding - for the six months ended June 30, 2002.........................       5

            Condensed Notes to Unaudited Interim Consolidated Financial Statements.............................       6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..............      12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.........................................      21

Item 4.     Controls and Procedures............................................................................      22

PART II--   OTHER INFORMATION

Item 1.     Legal Proceedings..................................................................................      23

Item 2.     Changes in Securities and Use of Proceeds..........................................................      24

Item 5.     Other Information..................................................................................      24

Item 6.     Exhibits and Reports on Form 8-K...................................................................      24

SIGNATURES  ...................................................................................................      26

PART I - FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)

                           MPOWER HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                     REORGANIZED     REORGANIZED
                                                                                                   MPOWER HOLDING   MPOWER HOLDING
                                                                                                   JUNE 30, 2003   DECEMBER 31, 2002
                                                                                                   -------------   -----------------
                                                               ASSETS

Current assets:
   Cash and cash equivalents ....................................................................  $       19,305    $      10,773
   Restricted investments .......................................................................          10,338           13,631
   Accounts receivable, less allowance for doubtful accounts of $4,813 and $4,903 at
       June 30, 2003 and December 31, 2002, respectively ........................................          25,477           13,923
   Assets held for sale .........................................................................              --           20,471
   Prepaid expenses and other current assets ....................................................           4,800            6,683
                                                                                                   --------------    -------------
           Total current assets .................................................................          59,920           65,481
Property and equipment, net .....................................................................          36,238           38,497
Deferred financing costs, net of accumulated amortization of $66 and $32 at June 30, 2003 and
         December 31, 2002, respectively ........................................................              66               16
Intangibles, net of accumulated amortization of $4,200 and $1,909 at June 30, 2003 and
          December 31, 2002, respectively .......................................................          11,239           13,530
Other assets ....................................................................................           3,895            9,899
                                                                                                   --------------    -------------
       Total assets .............................................................................  $      111,358    $     127,423
                                                                                                   ==============    =============

                                                             LIABILITIES
                                                      AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt and capital lease obligations ...........................  $        1,498    $       4,638
   Line of credit ...............................................................................           4,124               --
   Accounts payable .............................................................................          23,917           21,714
   Accrued interest .............................................................................              --               66
   Accrued sales tax payable ....................................................................           5,807            5,753
   Accrued network optimization costs ...........................................................           1,408            1,480
   Accrued property taxes payable ...............................................................           3,460            3,030
   Deferred revenue .............................................................................           6,986            4,680
   Accrued other expenses .......................................................................          12,748           12,806
                                                                                                   --------------    -------------
       Total current liabilities not subject to compromise ......................................          59,948           54,167
   Current liabilities subject to compromise ....................................................              --            1,748
                                                                                                   --------------    -------------
       Total current liabilities ................................................................          59,948           55,915
Capital lease obligations .......................................................................              59              371
                                                                                                   --------------    -------------
           Total liabilities ....................................................................          60,007           56,286
                                                                                                   --------------    -------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, 50,000,000 shares authorized but unissued at June 30, 2003
       and December 31, 2002, respectively ......................................................              --               --
   Common stock, $0.001 par value, 1,000,000,000 shares authorized, 65,073,763 and 64,999,025
       shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively .......              65               65
Additional paid-in capital ......................................................................          87,618           87,511
Accumulated deficit .............................................................................         (36,332)         (16,439)
                                                                                                   --------------    -------------
           Total stockholders' equity ...........................................................          51,351           71,137
                                                                                                   --------------    -------------
           Total liabilities and stockholders' equity ...........................................  $      111,358    $     127,423
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

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            REORGANIZED         PREDECESSOR        REORGANIZED      PREDECESSOR
                                                          MPOWER HOLDING      MPOWER HOLDING     MPOWER HOLDING    MPOWER HOLDING
                                                        THREE MONTHS ENDED  THREE MONTHS ENDED  SIX MONTHS ENDED  SIX MONTHS ENDED
                                                           JUNE 30, 2003       JUNE 30, 2002      JUNE 30, 2003    JUNE 30, 2002
                                                           -------------       -------------      -------------   ----------------

Operating revenues:
   Telecommunication services ........................    $       37,758      $       36,826     $       74,496    $       71,284
Operating expenses:
   Cost of operating revenues (excluding
             depreciation and amortization) ..........            18,953              21,619             41,081            44,762
   Selling, general and administrative (excluding
           depreciation and amortization) ............            19,587              28,750             40,715            57,366
   Reorganization expenses ...........................                --              20,702                 --            20,702
   Stock-based compensation expense ..................                29                 141                 91               342
   Network optimization cost .........................                --                  --                 --            19,000
   Depreciation and amortization .....................             3,984              12,387              8,287            24,454
                                                          --------------      --------------     --------------    --------------
                                                                  42,553              83,599             90,174           166,626
                                                          --------------      --------------     --------------    --------------
       Loss from continuing operations ...............            (4,795)            (46,773)           (15,678)          (95,342)
Other income (expense):
   Gain on sale of assets, net .......................               177                 187                 82             4,420
   Loss on discharge of debt .........................                --                  --               (102)             --
   Interest income ...................................                46               1,163                 96             2,934
   Interest expense (net of amount capitalized) ......              (184)             (3,311)              (323)          (17,506)
                                                          --------------      --------------     --------------    --------------
       Loss before discontinued operations ...........            (4,756)            (48,734)           (15,925)         (105,494)
Discontinued operations:
   Income (loss) from discontinued operations ........                13             (13,184)            (3,968)          (30,148)
                                                          --------------      --------------     --------------    --------------
       Net loss ......................................            (4,743)            (61,918)           (19,893)         (135,642)
Accrued preferred stock dividends ....................                --                (340)                --            (3,974)
                                                          --------------      --------------     --------------    --------------
Net loss applicable to common stockholders ...........    $       (4,743)     $      (62,258)    $      (19,893)   $     (139,616)
                                                          ==============      ==============     ==============    ==============

Basic and diluted loss per share applicable
  to common stockholders:
       Loss before discontinued operations ...........    $        (0.07)     $        (0.83)    $        (0.25)   $        (1.84)
                                                          ==============      ==============     ==============    ==============
       Loss from discontinued operations .............    $           --      $        (0.22)    $        (0.06)   $        (0.51)
                                                          ==============      ==============     ==============    ==============
       Net loss ......................................    $        (0.07)     $        (1.05)    $        (0.31)   $        (2.35)
                                                          ==============      ==============     ==============    ==============
Basic and diluted weighted average
   shares outstanding ................................        65,022,403          59,464,973         65,010,649        59,459,413
                                                          ==============      ==============     ==============    ==============

  See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            REORGANIZED       PREDECESSOR
                                                                                          MPOWER HOLDING     MPOWER HOLDING
                                                                                         SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                                           JUNE 30, 2003      JUNE 30, 2002
                                                                                        -----------------   ----------------
Cash flows from operating activities:
    Net loss ........................................................................    $     (19,893)      $    (135,642)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ................................................            8,287              35,306
       Network optimization cost ....................................................               --              19,000
       Bad debt expense .............................................................            3,613               4,736
       Gain on sale of assets, net ..................................................              (82)             (4,420)
       Loss on discharge of debt ....................................................              102                  --
       Loss on disposal of assets from discontinued operations ......................            1,314                  --
       Amortization of debt discount ................................................               --                 703
       Amortization of deferred financing costs .....................................               66                 588
       Stock-based compensation expense .............................................               91                 342
       Changes in assets and liabilities:
            Increase in accounts receivable .........................................          (12,481)             (2,472)
            Decrease (increase) in prepaid expenses and other current assets ........            1,883              (2,116)
            Decrease (increase) in other assets .....................................            6,004              (4,524)
            Increase in accounts payable ............................................            1,682              18,432
            Increase (decrease) in accrued sales tax payable ........................               54                (797)
            Decrease in accrued network optimization costs ..........................              (72)             (3,559)
            Increase in accrued interest and other expenses .........................              367               9,711
                                                                                         -------------       -------------
Net cash used in operating activities ...............................................           (9,065)            (64,712)
                                                                                         -------------       -------------
Cash flows from investing activities:
    Purchase of property and equipment, net of payables .............................           (3,682)             (9,635)
    Proceeds from asset sales .......................................................           17,515                  --
    Sale of investments available-for-sale ..........................................               --              95,022
    Sale of restricted investments ..................................................            3,293               1,566
                                                                                         -------------       -------------
Net cash provided by investing activities ...........................................           17,126              86,953
                                                                                         -------------       -------------
Cash flows from financing activities:
    Payments on other long-term debt and capital lease obligations ..................           (1,384)             (3,732)
    Repurchase of senior notes ......................................................           (2,154)                 --
    Borrowings under line of credit, net ............................................            4,124                  --
    Costs associated with line of credit ............................................             (131)                 --
    Proceeds from stockholder's short swing profit ..................................               --                 583
    Proceeds from issuance of common stock ..........................................               16                --
                                                                                         -------------       -------------
Net cash provided by (used in) financing activities .................................              471              (3,149)
                                                                                         -------------       -------------
Net increase in cash and cash equivalents ...........................................            8,532              19,092
Cash and cash equivalents at beginning of period ....................................           10,773               9,150
                                                                                         -------------       -------------
Cash and cash equivalents at end of period ..........................................    $      19,305       $      28,242
                                                                                         =============       =============
Supplemental schedule of non-cash investing and financing activities:
    Preferred stock converted to common stock .......................................    $          --       $       2,425
                                                                                         =============       =============
    Preferred stock dividends accrued ...............................................    $          --       $       3,974
                                                                                         =============       =============
Other disclosures:
    Cash paid for interest, net of amounts capitalized ..............................    $         163       $       2,114
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

     As a result of the Chapter 11 reorganization occurring as of July 30, 2002 (the "Effective Date"), the financial results for the three and six months ended June 30, 2002 have been presented under the label "Predecessor Mpower Holding." In addition, the Company's consolidated financial statements for the three and six months ended June 30, 2002 have been reclassified to reflect discontinued operations as discussed in Note 3.

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

(2) STOCK OPTION PLAN

     The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, the Company has elected not to recognize compensation cost related to the fair value of stock options at the date of issuance. Had the Company determined compensation cost using the fair value based method defined in SFAS No. 123, the Company's results from operations would have been as follows for the three and six months ended June 30, 2003 and 2002, respectively (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            ------------------------------    ---------------------------
                                                            REORGANIZED       PREDECESSOR     REORGANIZED    PREDECESSOR
                                                              MPOWER            MPOWER          MPOWER         MPOWER
                                                              HOLDING           HOLDING         HOLDING        HOLDING
                                                              JUNE 30,          JUNE 30,        JUNE 30,       JUNE 30,
                                                               2003               2002            2003           2002
                                                            -----------       ----------      -----------   ------------
Net loss applicable to common stockholders,
    as reported........................................     $    (4,743)      $   (62,258)    $   (19,893)  $   (139,616)
Add: Stock-based compensation expense included
    in reported net loss, net of related tax effects                 29               141              91            342
Deduct: Total stock-based employee compensation
    expense to be determined under fair value based
    method for all awards, net of related tax effects              (298)           (1,751)           (568)        (3,624)
                                                            -----------       -----------     -----------   ------------

Pro forma net loss applicable to common stockholders        $    (5,012)      $   (63,868)    $   (20,370)  $   (142,898)
                                                            ===========       ===========     ===========   ============

Basic and diluted net loss per share of common stock,
    as reported........................................     $     (0.07)      $     (1.05)    $     (0.31)  $      (2.35)
                                                            ===========       ===========     ===========   ============
Basic and diluted net loss per share of common stock,
    pro forma..........................................     $     (0.08)      $     (1.07)    $     (0.31)  $      (2.40)
                                                            ===========       ===========     ===========   ============

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

      On March 18, 2003, the Company completed the sale of the assets in its Michigan and Ohio markets to LDMI Telecommunications, Inc. ("LDMI"), pursuant to Asset Purchase Agreements dated as of January 8, 2003 and February 6, 2003, respectively. The purchase price for the assets in Michigan was $1.7 million plus an estimated additional $1.9 million, equal to the sum of (i) two times the total adjusted net revenues generated by the customers of the Michigan business for the thirty day period ended February 28, 2003, plus (ii) total adjusted net revenues generated by the customers of the Michigan business for the thirty day period ended April 30, 2003. The purchase price for the Ohio Assets was $1.1 million plus an estimated additional $1.9 million, equal to the sum of (i) two times the total adjusted net revenues generated by the customers of the Ohio business for the thirty day period ended March 10, 2003, plus (ii) total adjusted net revenues generated by the customers of the Ohio business for the thirty day period ended May 9, 2003. As of June 30, 2003, $5.4 million of the purchase price has been received. In addition, LDMI agreed to assume certain liabilities of the Company with respect to the Michigan and Ohio assets.

      On March 27, 2003, the Company completed a transaction with Xspedius Equipment Leasing, LLC ("XE"), a subsidiary of Xspedius Communications, LLC ("Xspedius"), pursuant to an Asset Contribution Agreement effective as of December 31, 2002. Under the terms of the Asset Contribution Agreement, the Company contributed the assets in its Texas market to XE in exchange for a 14% interest in XE. On April 23, 2003, the Company sold 92.85% of its interest in XE (13% of XE) to a current member of XE for $0.5 million. In addition, XE agreed to assume certain liabilities of the Company with respect to the Texas assets.

       In April 2003, the Company completed the sale of the assets in its Florida and Georgia markets to Florida Digital Networks, Inc. ("FDN"), pursuant to an Asset Purchase Agreement dated as of January 8, 2003. The purchase price for the assets in Florida and Georgia was $12.8 million. As of June 30, 2003, $9.5 million of the purchase price has been received and the remaining $3.3 million is being held in escrow. The Company anticipates meeting all escrow release conditions and expects to receive $1.2 million, which is net of estimated selling expenses, by October 2003. In addition, FDN agreed to assume certain liabilities of the Company with respect to the Florida and Georgia assets.

      Each of the transactions described above involves transition services and/or management agreements whereby the Company is reimbursed for specific services provided on behalf of the buyer. For the three and six months ended June 30, 2003, the Company has recorded $1.3 million and $3.8 million, respectively, of transition service and management agreement fees as an offset to the operating expenses component of loss from discontinued operations in the consolidated statements of operations.

      As of June 30, 2003, the Company has recorded $10.4 million of receivables from the Asset Sales, transition services and management agreements. These receivables have been included in accounts receivable in the consolidated balance sheets. No allowance for doubtful accounts for these receivables has been established.

      The operating revenue and expense of these markets have been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented. Net sales and operating loss relating to these markets are as follows for the three and six months ended June 30, 2003 and 2002, respectively (in thousands):

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    -------------------------   --------------------------
                                                    REORGANIZED   PREDECESSOR   REORGANIZED    PREDECESSOR
                                                      MPOWER        MPOWER        MPOWER         MPOWER
                                                      HOLDING       HOLDING       HOLDING        HOLDING
                                                      JUNE 30,      JUNE 30,      JUNE 30,       JUNE 30,
                                                       2003          2002          2003            2002
                                                    -----------   -----------   -----------    -----------
Operating revenues..............................    $       266   $    20,081   $     6,032    $    38,444
Operating expenses (excluding depreciation
    and amortization)...........................             56        27,794         8,686         57,740
Depreciation and amortization...................             --         5,471            --         10,852
Loss on disposal................................            197            --         1,314             --
                                                    -----------   -----------   -----------    -----------
Income (loss) from discontinued operations......    $        13   $   (13,184)  $    (3,968)   $   (30,148)
                                                    ===========   ===========   ===========    ===========

     For the six months ended June 30, 2003, the Company has recorded an additional $1.3 million loss on disposal to account for the resolution of purchase price adjustments and additional costs to sell the assets.

     The Company incurred exit costs associated with the Asset Sales. These costs included contract termination costs of $0.4 million and $1.7 million for the three and six months ended June 30, 2003, respectively. The Company also recognized one-time termination benefits of $0.6 million for the six months ended June 30, 2003. These costs are reflected in the operating expenses component of loss from discontinued operations in the consolidated statements of operations.

(4) LIQUIDITY

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     As of June 30, 2003, the Company had $19.3 million in cash and cash equivalents available for operations. The Company incurred losses applicable to common stockholders of $4.7 million during the second quarter of 2003, and although the rate at which the Company has been using cash over the past twelve months has been significantly reduced, it expects to continue to generate negative cash flows from operating and investing activities into the last half of 2003. The Company's near-term source of liquidity is its unrestricted cash accounts, management of accounts payable, collection of receivables, and cash to be received in the finalization of its Asset Sales. The Company's accounts receivable financing agreement, which allows it to receive advances of up to $7.5 million against certain accounts receivable expected to be received in the future, will also be a source of near-term liquidity. The Company believes it could borrow on a short-term or long-term basis to improve liquidity if needed. To date, no such borrowings have taken place as the Company believes that it has sufficient resources to fund its planned operations.

(5) PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):

                                                                                        JUNE 30,       DECEMBER 31,
                                                                                          2003             2002
                                                                                          ----             ----
Buildings and property .........................................................     $        1,727    $      1,727
Telecommunication and switching equipment ......................................             24,744          20,894
Leasehold improvements .........................................................              6,880           7,192
Computer hardware and software..................................................              7,248           6,817
Office equipment and other .....................................................              3,188           3,320
                                                                                     --------------    ------------
                                                                                             43,787          39,950
Less accumulated depreciation and amortization..................................            (11,493)         (5,993)
                                                                                     --------------    ------------
                                                                                             32,294          33,957
Assets held for future use......................................................              3,218           3,616
Construction in progress........................................................                726             924
                                                                                     --------------    ------------
Net property and equipment......................................................     $       36,238    $     38,497
                                                                                     ==============    ============

     As further discussed in Note 7 "Network Optimization Cost", the assets held for future use are directly related to the recovery of switch and collocation equipment from markets cancelled or exited during 2001 and 2002 which are expected to be re-deployed throughout the Company's remaining operating markets.

(6) COMMITMENTS AND CONTINGENT LIABILITIES

     In the ordinary course of business, the Company enters into purchase agreements with its vendors and collocation site providers. As of June 30, 2003, the Company had total unfulfilled commitments with vendors and collocation site providers of $1.3 million. The Company also has various agreements with certain carriers for transport, long distance and other network services. At June 30, 2003, the Company's commitments under these agreements are $14.0 million, which expire through July 2005.

     The Company is party to various legal proceedings, most of which relate to routine matters incidental to its business.

     In September 2000, a class action lawsuit was commenced against the Company, alleging violations of the Securities Exchange Act of 1934 and rule 10b-5 thereunder (the "Exchange Act") and Section 11 of the Securities Act of 1933. In February 2002, the United States District Court for the Western District of New York entered its Decision and Order dismissing the class action lawsuit. That Decision and Order has been appealed to the United States Court of Appeals for the Second Circuit. In April 2002, the Company filed a petition for a relief under Chapter 11 of the Bankruptcy Code, and as of the effective date of the Company's First Amended Joint Plan of Reorganization (July 30, 2002), the Company was discharged and released from any "Claim, Debt and Interest," except as otherwise stated in the Plan, as set forth in the final Confirmation Order entered by the United States Bankruptcy Court for the District of Delaware on July 17, 2002. Although the Company is no longer a defendant in the class action lawsuit and can have no direct liability to the plaintiffs, the Company nevertheless remains obligated to indemnify the remaining individual defendants in the event of an adverse decision against them in the lawsuit. The plaintiffs and the remaining individual defendants have entered into a tentative settlement of the class action lawsuit, and have submitted a Preliminary Approval Order to the Court, seeking approval of the settlement in accordance with a Stipulation of Settlement dated February 6, 2003. If approved, the settlement would dismiss the action with prejudice. All settlement payments and remaining attorneys fees and other legal expenses incurred by the defendants are expected to be paid by the Company's insurance carrier. A hearing is scheduled for October 1, 2003 to determine whether the proposed settlement of the action on the terms and conditions provided for in the Stipulation is fair, reasonable and adequate and whether the proposed settlement should be approved by the Court. The Company believes the remaining individual defendants anticipate that the proposed Settlement will be approved and that they will continue to deny any wrongdoing and will vigorously contest the suit if not settled. The Company cannot predict the final outcome of this lawsuit.

(7) NETWORK OPTIMIZATION COST

     Accrued network optimization cost details for 2003 activity were as follows (in thousands):

                                LIABILITY AT       NETWORK                   LIABILITY AT
                                DECEMBER 31,    OPTIMIZATION                   JUNE 30,
                                    2002           COST         CASH PAID        2003
                                ------------    ------------    ---------    ------------
Other exit costs............    $      1,480    $         --    $     (72)   $      1,408

     With respect to the network optimization charges, the total actual charges will be based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from any subsequent subleases, the Company's ability to sell or re-deploy network equipment for growth in its existing network and other factors.

     At June 30, 2003, the Company has total switch and office lease, and circuit commitments of $1.8 million related to the markets for which the network optimization cost was recognized, which commitments expire from 2004 through 2010. Of these remaining commitments, $1.4 million has been included in Accrued Network Optimization Cost primarily representing lease commitments through June 2003. The Company estimates that it will be successful in entering into sublease agreements or terminating the remaining lease commitments within the period estimated.

(8) LINE OF CREDIT

     The Company's agreement with a lending institution provides the Company with a three-year revolving line of credit facility of up to $7.5 million and is secured by certain customer accounts receivable. This credit facility bears interest at prime plus 2% and expires on January 24, 2006.

     The maximum amounts borrowed under the credit facility during the six months ended June 30, 2003 was $7.5 million, and the average interest rate during the period was 6.25%. At June 30, 2003, the Company had approximately $3.4 million in availability under this agreement. Interest expense relating to the borrowings was $0.1 million and $0.2 million for the three and six months ended June 30, 2003, respectively.

(9) DEBT

     In January 2003, the Company repurchased the remaining $2.1 million in carrying value of its 2004 Notes for $2.2 million in cash, and recognized a loss of $0.1 million on this transaction in the first quarter of 2003.

(10) RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities." This standard amends SFAS No. 133 by clarifying under which circumstances a contract meets the characteristic of a derivative, clarifies when a derivative contains a financing component and also amends certain other existing pronouncements. The provisions of this Statement are effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a material effect on its consolidated financial statements as the Company does not have any freestanding or embedded derivatives as of June 30, 2003.

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of SFAS No. 150 will have a material effect on its consolidated financial statements because the Company does not have any such financial instruments as of June 30, 2003.

(11) SUBSEQUENT EVENTS

     On July 10, 2003, the Company adopted a Stockholder Rights Plan (the "Rights Plan"). A summary of the Rights Plan was mailed to all stockholders of record on July 11, 2003. The Rights Plan is designed to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their shares. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Continental Stock Transfer & Trust Company as Rights Agent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that certain statements contained in this Report regarding our or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We wish to caution the reader these forward-looking statements are not historical facts and are only estimates or predictions. Actual results may differ materially from those projected as a result of risks and uncertainties including, but not limited to, receipt of all remaining payments from the previously announced Asset Sales, future sales growth, market acceptance of our product offerings, our ability to secure adequate financing or equity capital to fund our operations and network expansion, our ability to manage growth and maintain a high level of customer service, the performance of our network and equipment, our ability to enter into strategic alliances or transactions, the cooperation of incumbent local exchange carriers in provisioning lines and interconnecting our equipment, regulatory approval processes, changes in technology, price competition and other market conditions and risks detailed from time to time in our Securities and Exchange Commission filings. We do not undertake any obligation to update publicly any forward-looking statements, whether as a result of future events, new information, or otherwise.

     The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and related notes to financial statements appearing elsewhere in this report. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2002 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

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

THE BUSINESS

     As a consequence of the Chapter 11 reorganization occurring as of July 30, 2002 (the "Effective Date"), the financial results for the three and six months ended June 30, 2002 have been presented under the label "Predecessor Mpower Holding." Also as a result of reorganization, the financial statements published for the periods following the Effective Date will not be comparable to those published before the Effective Date.

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

     As of June 30, 2003, we provided services to small and medium-sized business customers in five markets throughout California (Los Angeles, San Diego and Northern California), Nevada (Las Vegas only) and Illinois (Chicago only). Our network consists of 294 incumbent carrier central office collocation sites providing us access to more than 5.3 million addressable business lines. We have 279 central office collocation sites that are SDSL capable and 203 that are T1 capable. We have established working relationships with the following incumbent local exchange carriers (ILEC's): Sprint, Verizon and Southwestern Bell Corporation (including its operating subsidiaries PacBell and Ameritech, collectively referred to as "SBC"). We have over 259,000 lines in service. At June 30, 2003, we have 795 employees.

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

     Our business is to deliver integrated voice and broadband data solutions. Specifically, we provide small and medium-sized business customers with a full suite of communications services and features, integrated on one bill, with the convenience of a single source provider. We have approximately 51,000 business customer relationships, providing them local telephone service and broadband Internet primarily via SDSL and T1. A business customer relationship is defined by the number of bills we provide to our customers every month. For example, we have some business customers for whom we provide service at multiple locations and for whom we issue a single bill which we would define as a single business customer relationship. Conversely, we have some business customers for whom we provide service at multiple locations and for whom we issue a separate bill for each location which we would define as multiple business customer relationships. By leveraging our existing equipment and interconnection agreements with incumbent carriers and network capabilities, we are able to offer fully integrated and channelized voice and data products over a T1 connection. In order to serve the largest portion of our target audience, our combined voice and data network allows us to deliver services in several combinations over the most favorable technology: basic phone service on the traditional phone network, SDSL service, integrated T1 voice and data service, or data-only T1 connectivity.

DISCONTINUED OPERATIONS

     On January 8, 2003, we announced a series of strategic and financial transactions to further strengthen us financially and focus our operations on our California, Nevada and Illinois markets. We have brought geographic concentration to our business by selling our customers and assets in Florida, Georgia, Ohio, Michigan and Texas to other service providers (the "Asset Sales").

     On March 18, 2003, we completed the sale of the assets in our Michigan and Ohio markets to LDMI Telecommunications, Inc. ("LDMI"), pursuant to Asset Purchase Agreements dated as of January 8, 2003 and February 6, 2003, respectively. The purchase price for the assets in Michigan was $1.7 million plus an estimated additional $1.9 million, equal to the sum of (i) two times the total adjusted net revenues generated by the customers of the Michigan business for the thirty day period ended February 28, 2003, plus (ii) total adjusted net revenues generated by the customers of the Michigan business for the thirty day period ended April 30, 2003. The purchase price for the Ohio Assets was $1.1 million plus an estimated additional $1.9 million, equal to the sum of (i) two times the total adjusted net revenues generated by the customers of the Ohio business for the thirty day period ended March 10, 2003, plus (ii) total adjusted net revenues generated by the customers of the Ohio business for the thirty day period ended May 9, 2003. As of June 30, 2003, $5.4 million of the purchase price has been received. In addition, LDMI agreed to assume certain liabilities from us with respect to the Michigan and Ohio assets.

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

      In April 2003, we completed the sale of our assets in our Florida and Georgia markets to Florida Digital Networks, Inc. ("FDN"), pursuant to an Asset Purchase Agreement dated as of January 8, 2003. The purchase price for the assets in Florida and Georgia was $12.8 million. As of June 30, 2003, $9.5 million of the purchase price has been received and the remaining $3.3 million is being held in escrow. We anticipate meeting all escrow release conditions and expect to receive $1.2 million, which is net of selling expenses, by October 2003.

In addition, FDN agreed to assume certain of our liabilities with respect to the Florida and Georgia assets.

     Each of the transactions described above involves transition services and/or management agreements whereby we are reimbursed for the cost of specific services provided on behalf of the buyer. For the three and six months ended June 30, 2003, we have recorded $1.3 million and $3.8 million, respectively, of transition service and management agreement fees as an offset to the operating expenses component of loss from discontinued operations in our consolidated statements of operations.

     As of June 30, 2003, we have recorded $10.4 million of receivables from the Asset Sales, transition services and management agreements. These receivables have been included in accounts receivable in our consolidated balance sheets. No allowance for doubtful accounts for these receivables has been established.

     The operating revenue and expense of these markets have been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented. Net sales and operating loss relating to these markets are as follows for the three and six months ended June 30, 2003 and 2002, respectively (in thousands):

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    -------------------------   -------------------------
                                                    REORGANIZED   PREDECESSOR   REORGANIZED   PREDECESSOR
                                                      MPOWER        MPOWER        MPOWER        MPOWER
                                                      HOLDING       HOLDING       HOLDING       HOLDING
                                                      JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                       2003           2002          2003          2002
                                                    -----------   -----------   -----------   -----------
Operating revenues..............................    $       266   $    20,081   $     6,032   $    38,444
Operating expenses (excluding depreciation
    and amortization)...........................             56        27,794         8,686        57,740
Depreciation and amortization...................             --         5,471            --        10,852
Loss on disposal................................            197            --         1,314            --
                                                    -----------   -----------   -----------   -----------
Income (loss) from discontinued operations......    $        13   $   (13,184)  $    (3,968)  $   (30,148)
                                                    ===========   ===========   ===========   ===========

     For the six months ended June 30, 2003, we have recorded an additional $1.3 million loss on disposal to account for the resolution of purchase price adjustments and additional costs to sell the assets.

     We incurred exit costs associated with the Asset Sales. These costs included contract termination costs of $0.4 million and $1.7 million for the three and six months ended June 30, 2003, respectively. We also recognized one-time termination benefits of $0.6 million for the six months ended June 30, 2003. These costs are reflected in the operating expenses component of loss from discontinued operations in our consolidated statements of operations.

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

     Our switched access revenues historically have been subject to uncertainties such as various federal and state regulations and disputes with our long distance carriers. In addition, the Federal Communications Commission (the "FCC") in April 2001 adopted new rules that limit the rates we can charge carriers for use of our facilities. Under these rules, which took effect on June 20, 2001, competitive carriers are required to reduce their tariffed interstate access charges to agreed upon contractual rates or rates no higher than 2.5 cents per minute. After one year, the rate ceiling was reduced to 1.8 cents and after two years it was reduced to 1.2 cents per minute. After three years, all competitive carriers will be required to charge rates no higher than the incumbent telephone company. As a result of our agreements and the reductions in rates dictated by the FCC, we anticipate a continued decrease of switched access revenues as a percentage of total revenue.

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

Quarterly Comparison - June 30, 2003 vs. June 30, 2002

     Results from discontinued operations have been excluded from this comparison.

     Total operating revenues increased to $37.8 million for the quarter ended June 30, 2003 as compared to $36.8 million for the quarter ended June 30, 2002. The 3% increase in revenue was primarily the result of selling higher revenue generating integrated T1 services as well as price increases we implemented in our markets in the second quarter of 2002. These increases were partially offset by an increase in payphone churn as a result of one of the local exchange carriers with whom we compete, implementing a competitive effort towards winning payphone customers from us. These factors increased our non-switched access revenue from core trade customers from $28.8 million for the quarter ended June 30, 2002 to $32.1 million for the quarter ended June 30, 2003. Revenues from core trade customers increased from 78% to 85% of total revenues quarter over quarter. Our switched access revenues decreased $2.4 million or 30% from the quarter ended June 30, 2002 and decreased as a percentage of our revenues to 15%. This decrease in switched access revenues was primarily a result of the reduction in rates we negotiated with our major carriers and FCC mandated rate rules. Included in our switched access revenues for the quarter ending June 30, 2003 was a one-time gain of $0.7 million as a result of a settlement with one of our carriers. We expect switched access revenue to continue to decline as a percentage of total revenue as rates continue to step down.

     The following table summarizes revenue from continuing operations (in millions):

                                THREE MONTHS     THREE MONTHS
                                   ENDED            ENDED
REVENUE FROM                      JUNE 30,         JUNE 30,
CONTINUING OPERATIONS:              2003             2002
----------------------         --------------   -------------
Switched access revenue.....   $    5.7    15%  $   8.0     22%
End customer trade and
  other revenue.............       32.1    85%     28.8     78%
                               --------   ---     ----     ---
Total.......................   $   37.8   100%  $  36.8    100%
                               ========   ===   =======    ===

     Cost of operating revenues for the quarter ended June 30, 2003 was $19.0 million as compared to $21.6 million for the quarter ended June 30, 2002. The 12% decrease is primarily due to a reduction in the number of local loops we leased from the local exchange carriers in the second quarter of 2003 versus the second quarter of 2002 as we have been shifting our revenue base from lower revenue, lower gross margin per line, plain old telephone services ("POTS") to higher revenue, higher gross margin per line T-1 services which require fewer local loops per line.

     For the quarter ended June 30, 2003, selling, general and administrative expenses totaled $19.6 million, a 32% decrease from the $28.8 million for the quarter ended June 30, 2002. The decrease is primarily a result of management initiatives that resulted in a decrease in administrative personnel and related costs, and initiatives to reduce customer acquisition costs.

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

     For the quarter ended June 30, 2003, we recorded a minimal amount of stock-based compensation. Outstanding options at June 30, 2003 were granted subsequent to our emergence from bankruptcy and have been accounted for as fixed awards. The expense for the quarter ended June 30, 2003 relates to options granted with an exercise price below the market price of the stock.

     For the quarter ended June 30, 2003, depreciation and amortization was $4.0 million as compared to $12.4 million for the quarter ended June 30, 2002. This decrease is primarily due to the reduced depreciable value of our fixed assets resulting from the implementation of fresh-start accounting after our reorganization became effective on July 30, 2002.

     Interest income was $0.1 million for the quarter ended June 30, 2003 compared to $1.2 million for the quarter ended June 30, 2002. The decrease is a result of decreases in cash and investments since the second quarter 2002. Cash and investments have been used to purchase capital equipment, pay interest, fund operating losses and fund the costs of our reorganization.

     Gross interest expense for the quarter ended June 30, 2003 totaled $0.2 million compared to $3.7 million for the quarter ended June 30, 2002. The decrease in interest expense during the second quarter of 2003 is primarily due to the retirement of substantially all of our debt. All of our 2010 Notes were eliminated in our reorganization and all of our 2004 Senior Secured Notes were repurchased by January 2003. Interest capitalized for the quarter ended June 30, 2002 was $0.4 million.

     We incurred net losses before discontinued operations of $4.8 million and $48.7 million for the quarters ended June 30, 2003 and 2002, respectively.

     We incurred net losses of $4.7 million and $61.9 million for the quarters ended June 30, 2003 and 2002, respectively.

     For the quarter ended June 30, 2002, we accrued preferred stock dividends of $0.3 million, payable to holders of our Series D convertible preferred stock. All our preferred stock was eliminated in our reorganization effective July 30, 2002.

Six Month Period Ended - June 30, 2003 vs. June 30, 2002

     Results from discontinued operations have been excluded from this comparison.

     Total operating revenues increased to $74.5 million for the six months ended June 30, 2003 as compared to $71.3 million for the six months ended June 30, 2002. The 4% increase in revenue was primarily the result of selling higher revenue generating integrated T1 services as well as price increases we implemented in our markets in the second quarter of 2002. These increases were offset by significant rate step downs in our switched access rates and an increase in payphone churn as a result of one of our local exchange carriers with whom we compete, implementing a competitive effort towards winning payphone customers from us. Included in our switched access revenues for the six-months ended June 30, 2003 was a one-time gain of $0.7 million as a result of a settlement with one of our carriers.

     Cost of operating revenues for the six months ended June 30, 2003 was $41.1 million as compared to $44.8 million for the six months ended June 30, 2002. The 8% decrease is primarily due to a reduction in the number of local loops we leased from the local exchange carriers for the six month period ended June 30, 2003 versus the six month period ended June 30, 2002 as we have been shifting our revenue base from lower revenue, lower gross margin per line POTS services to higher revenue, higher gross margin per line T-1 services which require fewer local loops per line. In addition, we have had a reduction in installation costs related to fewer gross new lines added in the six month period ending June 30, 2003 versus the six month period ended June 30, 2002 as we focus on obtaining higher gross margin revenue. We also have seen the results of our efforts to improve the cost effectiveness of our network over these same time periods.

     For the six months ended June 30, 2003, selling, general and administrative expenses totaled $40.7 million, a 29% decrease from the $57.4 million for the comparable 2002 period. The decrease is primarily a result of management initiatives that resulted in a decrease in administrative personnel and management initiatives to reduce customer acquisition costs.

     For the six months ended June 30, 2003 we recorded $0.1 million in stock-based compensation compared to $0.3 million for the comparable 2002 period. Outstanding options at June 30, 2003 were granted subsequent to our emergence from bankruptcy and have been accounted for as fixed awards. The expense for the six months ended June 30, 2003 relates to options granted with an exercise price below the market price of the stock.

     In accordance with Statement of Position ("SOP") 90-7, expenses resulting from the reorganization of the business in a bankruptcy proceeding are to be reported separately as reorganization items. Reorganization items of $20.7 million were recognized during the first six months of 2002. The expenses consisted primarily of the $19.0 million consent fee payment to our bondholders and $1.7 million of legal and financial advisor fees.

     In February 2002, we closed our operations in Charlotte, North Carolina and eliminated certain other non-performing sales offices. We also cancelled the implementation of a new billing system in February 2002. As a result, we recognized a network optimization charge of $19.0 million in the first quarter of 2002. Included in the charge was $12.5 million for the write down of our investment in software and assets for a new billing system, $3.7 million for property and equipment including collocations and switch sites and $1.8 million for other costs associated with exiting these markets.

     With respect to the network optimization charges, the total actual charges will be based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from any subsequent subleases, our ability to sell or re-deploy network equipment for growth in our existing network and other factors.

     For the six months ended June 30, 2003, depreciation and amortization was $8.3 million as compared to $24.5 million for the six months ended June 30, 2002. This 66% decrease is primarily due to the reduced depreciable value of our fixed assets resulting from the implementation of fresh-start accounting.

     For the six months ended June 30, 2002 we had a gain on sale of assets of $4.4 million which primarily resulted from the sales of our investments available for sale.

     Interest income was $0.1 million during the six months ended June 30, 2003 compared to $2.9 million for the six months ended June 30, 2002. The decrease is a result of decreases in cash and investments during 2002 and 2003. Cash and investments have been used to purchase capital equipment, pay interest on our senior secured notes, retire our remaining 2004 Senior Secured Notes, fund operating losses, and fund the costs of our reorganization.

     Gross interest expense for the six months ended June 30, 2003 totaled $0.3 million compared to $18.7 million for the six months ended June 30, 2002. Interest capitalized for the six months ended June 30, 2002 was $1.2 million. The decrease in interest expense during the second quarter of 2003 is primarily due to the retirement of substantially all of our debt. All of our 2010 Notes were eliminated in our reorganization and all of our 2004 Senior Secured Notes were repurchased by January 2003.

     For the six months ended June 30, 2003 and 2002, we incurred net losses before discontinued operations of $15.9 million and $105.5 million, respectively.

     Net loss was $19.9 million and $135.6 million for the six months ended June 30, 2003 and 2002, respectively.

     For the six months ended June 30, 2002, we accrued dividends of $4.0 million, payable to holders of our convertible preferred stock. As required by SOP 90-7, accrual of preferred stock dividends ceased upon filing of our petition for relief under Chapter 11 of the Bankruptcy Code on April 8, 2002. Contractual dividends were $7.5 million for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     To date, we continue to incur negative cash flows from operating activities; however, we believe that we have sufficient resources to fund our planned operations.

     As of June 30, 2003, we had $19.3 million in unrestricted cash and cash equivalents. To date, our revenues have generated only a portion of the cash necessary to fund our operations. We have incurred a loss in each year since inception, and although the rate at which we have been using cash for operations over the past twelve months has been significantly reduced, we expect to continue to incur losses into the last half of 2003. Our near-term source of liquidity is our unrestricted cash accounts, management of accounts payable, collection of receivables and the deferred cash to be received from our Asset Sales. Our line of credit, which allows us to receive advances of up to $7.5 million against certain accounts receivables expected to be received in the future, will also be a source of near-term liquidity. We believe we could borrow on a short-term or long-term basis to improve liquidity if needed. To date, no such borrowings have taken place as we have sufficient resources to fund our planned operations; however, we cannot assure investors that our estimate of funds required is accurate or that we would be able to obtain financing if and when needed.

     Developing and maintaining our network and business has required and will continue to require us to incur capital expenditures primarily consisting of the costs of purchasing switching and customer premises equipment. Cash outlays for capital expenditures were $1.4 million and $3.8 million for the three and six months ended June 30, 2003. We expect we will continue to use capital to acquire customers, fund our operations, augment our network in our existing markets and develop new products and services.

     Our capital expenditures will focus on the augmentation of our network to add new products and customers and to improve the cost efficiency of our network, as we have completed the footprint build-out of our network in the markets in which we operate.

     We continually evaluate our capital requirements plan in light of developments in the telecommunications industry and market acceptance of our service offerings. The actual amount and timing of future capital requirements may differ materially from our estimates.

     Actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements.

COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, we enter into purchase agreements with our vendors. As of June 30, 2003, we had total unfulfilled commitments with vendors of $1.3 million. We also have various agreements with certain carriers for transport, long distance and other network services. At June 30, 2003, our commitment under these agreements is $14.0 million, which expire through July 2005.

CASH FLOW DISCUSSION

    In summary our cash flows were:

                                                  SIX
                                                 MONTHS
                                                 ENDING
                                                JUNE 30,
                                                  2003
                                                --------
(IN THOUSANDS)
Net Cash Used in Operating Activities......     $ (9,065)
Net Cash Provided by Investing Activities..     $ 17,126
Net Cash Provided by Financing Activities..     $    471

     Cash and Cash Equivalents: At June 30, 2003, cash and cash equivalents were $19.3 million. Restricted investments amounted to $10.3 million as of June 30, 2003. The restricted investments primarily represent commitments we made to pay employee retention and incentive compensation bonuses and severance payments and to fund the future purchase, if needed, of run-off directors and officers insurance. During the six months ended June 30, 2003 we paid out $1.4 million relating to these commitments.

     Operating Activities: We used $9.1 million in cash for operations for the six months ended June 30, 2003. The use of cash in 2003 was primarily the result of operating expenses paid in the on-going operation of our business, offset by cash collected for revenues provided. The rate at which we have been using cash for operations over the past twelve months has been significantly reduced. This reduction in the use of cash is primarily a result of operational efficiencies, the associated expense reductions, elimination of expenses associated with the markets we exited and management of accounts payable and accounts receivable.

     Investing Activities: For the six months ended June 30, 2003, we were provided with $17.1 million in cash from investing activities. The cash provided in 2003 primarily represents the proceeds from Asset Sales, the sale of restricted investments upon final settlement of disputed charges with SBC Telecommunications and funding of incentive compensation bonuses and severance payments.

     Financing Activities: For the six months ended June 30, 2003, we were provided with $0.5 million of cash for financing activities. The cash provided in 2003 represents the net effect of cash received from the line of credit, substantially offset by the repurchase of our remaining senior notes and payments on capital lease obligations.

EFFECTS OF NEW ACCOUNTING STANDARDS

Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities". This standard amends SFAS No. 133 by clarifying under which circumstances a contract meets the characteristic of a derivative, clarifies when a derivative contains a financing component and also amends certain other existing pronouncements. The provisions of this Statement are effective for contracts entered into or modified after June 30, 2003. We do not expect that the adoption of SFAS No. 149 will have a material effect on our consolidated financial statements as we do not have any freestanding or embedded derivatives as of June 30, 2003.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect that the adoption of SFAS No. 150 will have a material effect on our consolidated financial statements because we do not have any such financial instruments as of June 30, 2003.

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

     From time to time, we have had preliminary discussions with companies who may be interested in acquiring our assets or business, in whole or in part. Likewise we may be interested in acquiring the assets or business, in whole or in part, of other companies. We intend to consider any desirable proposals that may be made in the future. However, we cannot assure investors that we will agree, or that we will not agree, to be acquired by another company or to acquire another company.

FEDERAL REGULATION

     The FCC regulates interstate and international communications services, including access to local telephone facilities to place and receive interstate and international calls. We provide these services as a common carrier. The FCC imposes more regulation on common carriers that have some degree of market power, such as incumbent local exchange carriers. The FCC imposes less regulation on common carriers without market power, including competitive common carriers like us. The FCC grants automatic authority to carriers to provide interstate long distance service, but requires common carriers to receive an authorization to construct and operate communications facilities, and to provide or resell communications services, between the United States and international points.

     The requirement that incumbent carriers unbundle their network elements has been implemented through rules adopted by the FCC. In January 1999, the United States Supreme Court confirmed the FCC's broad authority to issue these rules, but vacated a particular rule that defined the network elements the incumbent carriers must offer. In a November 1999 order, the FCC reaffirmed that incumbent carriers must provide unbundled access to a minimum of six network elements including local loop and transport facilities (the elements in primary use by us). In December 2001, the FCC initiated a review of the network element unbundling rules, which is discussed below. Also, in February 2002, the FCC requested comments on a number of issues relating to regulation of broadband Internet access services offered over telephone company facilities, including whether the incumbent carriers should continue to be required to offer the elements of these services on an unbundled basis. Any change in the existing rules that would reduce the obligation of incumbent carriers to offer network elements to us on an unbundled basis could adversely affect our business plan.

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

STATE REGULATION

     State regulatory agencies have jurisdiction over our intrastate services, including our rates. State agencies require us to file periodic reports, pay various fees and assessments and comply with rules governing quality of service, consumer protection and similar issues. These agencies may also have to approve the transfer of assets or customers located in the state, a change of control of our company or our issuance of securities or assumption of debt. The specific requirements vary from state to state. State regulatory agencies also must approve our interconnection agreements with incumbent carriers. Price cap or rate of return regulation for competitive carriers does not apply in any of our current markets. However, we cannot assure you that the imposition of new regulatory burdens in a particular state will not affect the profitability of our services in that state. For example, recently enacted legislation in Nevada will limit the state public utility commission regulation of the incumbent carrier's broadband services and increase the incumbent carrier's flexibility in pricing its services, which could have a significant adverse competitive impact. In Illinois, recent passage of a bill would permit SBC to raise the rates it charges competitors to use its local lines. A federal court has issued a temporary restraining order barring implementation of this law pending the outcome of litigation filed by us and other carriers to strike down the law as violative of the Telecommunications Act and Supreme Court precedent. If the law is ultimately passed, it could also have a significant adverse competitive impact in that market.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Our long-term debt is less than $0.1 million and consists primarily of capital lease obligations with carrying amounts that approximate their fair values. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. Since the interest rate under our line of credit floats with the prime rate, we do not have exposure to interest rate changes as a result of our line of credit agreement.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) on August 11, 2003, have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective.

(b) Changes in internal control. There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Changes in Securities and Use of Proceeds

     On July 10, 2003, we adopted a Stockholder Rights Plan (the "Rights Plan"). A summary of the Rights Plan was mailed to all stockholders of record on July 11, 2003. The Rights Plan is designed to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of our company without paying all stockholders a fair price for their shares. A description of the Rights Plan is contained in a Current Report on Form 8-K that we filed with the Commission on July 16, 2003.

ITEM 5. Other Information

     As of March 19, 2003, an additional 1,500,000 shares of common stock have been reserved for issuance under our stock option plan II. The additional shares of stock options were granted to certain key employees of ours in exchange for a voluntary reduction in their salaries. Pursuant to this salary reduction program, eligible employees were entitled to receive a one-time grant of three stock options for each dollar of annualized reduction in salary. The stock options have an exercise price of $0.19, which was the closing price of our common stock as of March 18, 2003. The stock options will vest in six equal monthly installments commencing May 31, 2003 and outstanding options will expire ten years from the grant date. The employees who participate in the salary reduction program were required to waive their entitlement to assert that their salary reduction pursuant to the salary reduction program triggers any right to receive severance or other benefits or payments pursuant to any existing severance or employment agreement.

ITEM 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

                  3.1 Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on July 30, 2002. (1)

                  3.2 Amended and Restated Articles of Incorporation of Mpower Communications Corp. filed with the Secretary of State of the State of Nevada on July 30, 2002. (2)

                  3.3      Amended and Restated By-laws. (1)

                  3.4 Rights Agreement between Mpower Communications Corp. and Continental Stock Transfer & Trust Company as Rights Agent. (3)

                  3.5 Certificate of Designation for the Series A Preferred Stock. (4)

                  4.1 See the Second Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 and the Amended and Restated By-laws filed as Exhibit 3.3.

                  10.1 Employment Agreement dated June 2, 2003 between Mpower Communications and Russell A. Shipley.

                  10.2 Employment Agreement dated June 18, 2003 between Mpower Communications and Jim Ferguson.

                  31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

                  31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

                  32       Section 1350 Certifications


(1) Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on July 30, 2002.

(2) Incorporated by reference to the Company's Current Report on Form 8-K (file No. 33339884-01) filed with the Commission on July 30, 2002.

(3) Incorporated by reference to the Company's Registration Statement on Form 8-K (file No. 000-32941) filed with the Commission on July 16, 2003.

(4) Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on July 16, 2003.

     (b) The registrant filed the following reports on Form 8-K during the quarter ended June 30, 2003:

(1) On April 8, 2003, the Company filed Form 8-K to report on information related to the acquisition or disposition of assets.

(2) On April 22, 2003, the Company filed Form 8-K to report information required to be disclosed under Regulation FD of the Securities Act of 1933.

(3) On May 6, 2003, the Company filed Form 8-K to report on changes in the Company's board of directors and also the Company's results of operations for the fiscal quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MPOWER HOLDING CORPORATION

Date: August 12, 2003         /s/ ROLLA P. HUFF
                              --------------------------------------------------
                              Rolla P. Huff
                              Chief Executive Officer and Chairman of the Board

Date: August 12, 2003         /s/ S. GREGORY CLEVENGER
                              --------------------------------------------------
                              S. Gregory Clevenger
                              Executive Vice President - Chief Financial Officer

26