Form 10-Q
period 2003-09-30
MPOWER HOLDING CORP
filed 2003-11-13
CIK 1117042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                       COMMISSION FILE NUMBER 33339884-01

                           MPOWER HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                  52-2232143
(State or other jurisdiction of         (I.R.S.Employer Identification No.)
 incorporation or organization)

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

                                  YES [X] NO[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  YES[ ] NO [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  YES [X] NO[ ]

         The number of shares outstanding of the issuer's common stock, as of November 7, 2003:

   Common stock (par value $0.001 per share)....78,209,992 shares outstanding

                           MPOWER HOLDING CORPORATION

                                      INDEX

                                                                                                               PAGE NO.
                                                                                                               --------
PART I--    FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets - Reorganized Mpower Holding as of
                   September 30, 2003 and December 31, 2002..................................................     3

            Consolidated Statements of Operations

                   Reorganized Mpower Holding - for the three months ended September 30, 2003................     4

                   Reorganized Mpower Holding - for the period July 31, 2002 to September 30, 2002...........     4

                   Predecessor Mpower Holding - for the period July 1, 2002 to July 30, 2002.................     4

                   Reorganized Mpower Holding - for the nine months ended September 30, 2003.................     5

                   Reorganized Mpower Holding - for the period July 31, 2002 to September 30, 2002...........     5

                   Predecessor Mpower Holding - for the period January 1, 2002 to July 30, 2002..............     5

            Consolidated Statements of Cash Flows

                   Reorganized Mpower Holding - for the nine months ended September 30, 2003.................     6

                   Reorganized Mpower Holding - for the period July 31, 2002 to September 30, 2002...........     6

                   Predecessor Mpower Holding - for the period January 1, 2002 to July 30, 2002..............     6

            Condensed Notes to Unaudited Interim Consolidated Financial Statements...........................     7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations............    14

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.......................................    25

Item 4.     Controls and Procedures..........................................................................    25

PART II--   OTHER INFORMATION

Item 1.     Legal Proceedings................................................................................    26

Item 2.     Changes in Securities and Use of Proceeds........................................................    26

Item 5.     Other Information................................................................................    27

Item 6.     Exhibits and Reports on Form 8-K.................................................................    27

SIGNATURES  .................................................................................................    28

PART I - FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

                           MPOWER HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                 REORGANIZED        REORGANIZED
                                                                                                MPOWER HOLDING     MPOWER HOLDING
                                                                                              SEPTEMBER 30, 2003  DECEMBER 31, 2002
                                                                                              ------------------  -----------------
                                     ASSETS

Current assets:
   Cash and cash equivalents ...............................................................      $  36,629           $  10,773
   Restricted investments ..................................................................          9,765              13,631
   Accounts receivable, less allowance for doubtful accounts of $4,127 and $4,903 at
      September 30, 2003 and December 31, 2002, respectively ...............................         13,757              13,923
   Other receivables .......................................................................          8,335                  --
   Assets held for sale ....................................................................             --              20,471
   Prepaid expenses and other current assets ...............................................          5,286               6,683
                                                                                                  ---------           ---------
         Total current assets ..............................................................         73,772              65,481
Property and equipment, net ................................................................         35,597              38,497
Deferred financing costs, net of accumulated amortization of $98 and $32 at
         September 30, 2003 and  December 31, 2002, respectively ...........................             33                  16
Intangibles, net of accumulated amortization of $5,345 and $1,909 at
         September 30, 2003 and December 31, 2002, respectively ............................         10,094              13,530
Other assets ...............................................................................          3,744               9,899
                                                                                                  ---------           ---------
      Total assets .........................................................................      $ 123,240           $ 127,423
                                                                                                  =========           =========

                                   LIABILITIES
                            AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt and capital lease obligations ......................      $   1,460           $   4,638
   Line of credit ..........................................................................          3,725                  --
   Accounts payable ........................................................................         18,467              23,462
   Accrued sales tax payable ...............................................................          5,745               5,753
   Accrued network optimization costs ......................................................            393               1,480
   Accrued property taxes payable ..........................................................          3,527               3,030
   Deferred revenue ........................................................................          6,763               4,680
   Accrued other expenses ..................................................................         16,832              12,872
                                                                                                  ---------           ---------
      Total current liabilities ............................................................         56,912              55,915
Capital lease obligations ..................................................................              2                 371
                                                                                                  ---------           ---------
         Total liabilities .................................................................         56,914              56,286
                                                                                                  ---------           ---------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, 49,900,000 and 50,000,000 shares authorized but unissued at September
     30, 2003 and December 31, 2002, respectively ..........................................             --                  --
   Series A preferred stock, 100,000 shares authorized but unissued at September 30, 2003...             --                  --
   Common stock, $0.001 par value, 1,000,000,000 shares authorized, 78,198,919 and
      64,999,025 shares issued and outstanding at September 30, 2003 and
      December 31, 2002, respectively ......................................................             78                  65
Additional paid-in capital .................................................................        103,769              87,511
Accumulated deficit ........................................................................        (37,521)            (16,439)
                                                                                                  ---------           ---------
         Total stockholders' equity ........................................................         66,326              71,137
                                                                                                  ---------           ---------
         Total liabilities and stockholders' equity ........................................      $ 123,240           $ 127,423
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

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             REORGANIZED           REORGANIZED        PREDECESSOR
                                                           MPOWER HOLDING        MPOWER HOLDING     MPOWER HOLDING
                                                         THREE MONTHS ENDED     JULY 31, 2002 TO    JULY 1, 2002 TO
                                                          SEPTEMBER 30, 2003   SEPTEMBER 30, 2002    JULY 30, 2002
                                                         -------------------   ------------------   ---------------
Operating revenues:
   Telecommunication services ........................      $     36,797          $     24,862       $     12,005
Operating expenses:
   Cost of operating revenues
          (excluding depreciation and amortization)               17,737                13,283              6,558
   Selling, general and administrative
          (excluding depreciation and amortization) ..            18,084                19,508              8,262
   Reorganization expense ............................                --                    --            245,681
   Stock-based compensation expense ..................                43                   219                100
   Network optimization cost .........................              (954)                   --                 --
   Depreciation and amortization .....................             4,121                 2,989              4,165
                                                            ------------          ------------       ------------
                                                                  39,031                35,999            264,766
                                                            ------------          ------------       ------------
      Loss from continuing operations ................            (2,234)              (11,137)          (252,761)
Other income (expense):
   Gain (loss) on sale of assets, net ................               185                    24                 (4)
   Gain on discharge of debt .........................                --                    --            315,310
   Interest income ...................................                40                   593                304
   Interest expense, net of amount capitalized
         (contractual interest was $4,681 from July 1,
         2002 to July 30, 2002) ......................              (102)               (1,225)              (559)
                                                            ------------          ------------       ------------
         (Loss) income before
           discontinued operations ...................            (2,111)              (11,745)            62,290
Discontinued operations:
   Income (loss) from discontinued operations ........               922                (5,076)            (4,617)
                                                            ------------          ------------       ------------
      Net (loss) income ..............................            (1,189)              (16,821)            57,673
Accrued preferred stock dividends (contractual
    dividend was $1,319 from July 1, 2002 to
    July 30, 2002) ...................................                --                    --                 --
                                                            ------------          ------------       ------------
Net (loss) income applicable to common
  stockholders .......................................      $     (1,189)         $    (16,821)      $     57,673
                                                            ============          ============       ============
Basic and diluted (loss) income per share
  applicable to common stockholders:
   (Loss) income before discontinued operations ......      $      (0.03)         $      (0.18)      $       1.05
                                                            ============          ============       ============
   Income (loss) from discontinued operations ........      $       0.01          $      (0.08)      $      (0.08)
                                                            ============          ============       ============
   Net (loss) income .................................      $      (0.02)         $      (0.26)      $       0.97
                                                            ============          ============       ============
Basic and diluted weighted average
   shares outstanding ................................        65,762,792            64,999,025         59,465,233
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

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            REORGANIZED           REORGANIZED          PREDECESSOR
                                                          MPOWER HOLDING        MPOWER HOLDING        MPOWER HOLDING
                                                         NINE MONTHS ENDED     JULY 31, 2002 TO     JANUARY 1, 2002 TO
                                                         SEPTEMBER 30, 2003    SEPTEMBER 30, 2002     JULY 30, 2002
                                                         ------------------    ------------------   ------------------
Operating revenues:
   Telecommunication services ........................      $    111,293          $     24,862         $     83,289
Operating expenses:
   Cost of operating revenues
         (excluding depreciation and amortization)                58,818                13,283               51,320
   Selling, general and administrative
         (excluding depreciation and amortization)                58,799                19,508               65,628
   Reorganization expense ............................                --                    --              266,383
   Stock-based compensation expense ..................               134                   219                  442
   Network optimization cost .........................              (954)                   --               19,000
   Depreciation and amortization .....................            12,408                 2,989               28,619
                                                            ------------          ------------         ------------
                                                                 129,205                35,999              431,392
                                                            ------------          ------------         ------------
      Loss from continuing operations ................           (17,912)              (11,137)            (348,103)
Other income (expense):
   Gain on sale of assets, net .......................               267                    24                4,417
   (Loss) gain on discharge of debt ..................              (102)                   --              315,310
   Interest income ...................................               136                   593                3,237
   Interest expense, net of amount capitalized
         (contractual interest was $33,470 from
         January 1, 2002 to July 30, 2002) ...........              (425)               (1,225)             (18,065)
                                                            ------------          ------------         ------------
      (Loss) before discontinued operations ..........           (18,036)              (11,745)             (43,204)
Discontinued operations:
   Loss from discontinued operations .................            (3,046)               (5,076)             (34,765)
                                                            ------------          ------------         ------------
      Net loss .......................................           (21,082)              (16,821)             (77,969)
Accrued preferred stock dividends (contractual
   dividend was $8,782 from January 1, 2002
   to July 30, 2002) .................................                --                    --               (3,974)
                                                            ------------          ------------         ------------
Net loss applicable to common stockholders ...........      $    (21,082)         $    (16,821)        $    (81,943)
                                                            ============          ============         ============
Basic and diluted loss per share
  applicable to common stockholders:
   Loss before discontinued operations ...............      $      (0.27)         $      (0.18)        $      (0.79)
                                                            ============          ============         ============
   Loss from discontinued operations .................      $      (0.05)         $      (0.08)        $      (0.59)
                                                            ============          ============         ============
   Net loss ..........................................      $      (0.32)         $      (0.26)        $      (1.38)
                                                            ============          ============         ============
Basic and diluted weighted average
   shares outstanding ................................        65,261,595            64,999,025           59,461,374
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

                           MPOWER HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               REORGANIZED        REORGANIZED        PREDECESSOR
                                                                             MPOWER HOLDING      MPOWER HOLDING     MPOWER HOLDING
                                                                            NINE MONTHS ENDED   JULY 31, 2002 TO  JANUARY 1, 2002 TO
                                                                            SEPTEMBER 30, 2003 SEPTEMBER 30, 2002   JULY 30, 2002
                                                                            ------------------ ------------------ ------------------
Cash flows from operating activities:
  Net loss ................................................................     $ (21,082)        $ (16,821)          $ (77,969)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .........................................        12,408             3,850              41,344
    Loss (gain) on discharge of debt ......................................           102                --            (315,310)
    Loss on disposal - discontinued operations ............................         1,147                --                  --
    Non-cash reorganization expense .......................................            --                --             244,669
    Network optimization cost .............................................          (954)               --              19,000
    Gain on sale of assets, net ...........................................          (267)              (24)             (4,417)
    Bad debt expense ......................................................         4,457             1,573               5,454
    Amortization of debt discount .........................................            --                31                 718
    Amortization of deferred financing costs ..............................            98                41                 608
    Stock-based compensation expense ......................................           134               219                 442
    Changes in assets and liabilities:
        Increase in accounts receivable ...................................        (4,841)           (2,530)             (2,334)
        Increase in other receivables .....................................        (5,063)               --                  --
        Decrease (increase) in prepaid expenses and other current assets ..         1,397               646              (3,271)
        Decrease (increase) in other assets ...............................         6,155               171              (5,724)
        (Decrease) increase in accounts payable ...........................        (3,513)            1,448               9,767
        Decrease in accrued sales tax payable .............................            (8)               (5)               (848)
        (Decrease) increase in accrued network optimization costs .........          (496)              151              (3,707)
        Increase (decrease) in accrued other expenses .....................         2,032            (2,850)             10,544
                                                                                ---------         ---------           ---------
          Net cash used in operating activities ...........................        (8,294)          (14,100)            (81,034)
                                                                                ---------         ---------           ---------
Cash flows from investing activities:
  Purchase of property and equipment, net of payables .....................        (4,746)           (1,976)            (11,298)
  Proceeds from asset sales ...............................................        17,761                --                  --
  Sale of investments available-for-sale ..................................            --            10,615             105,550
  Sale of restricted investments ..........................................         3,866               159               1,712
                                                                                ---------         ---------           ---------
          Net cash provided by investing activities .......................        16,881             8,798              95,964
                                                                                ---------         ---------           ---------
Cash flows from financing activities:
  Payments on capital lease obligations ...................................        (1,479)           (1,051)             (4,116)
  Payments on senior notes ................................................        (2,154)               --                  --
  Borrowings under line of credit, net ....................................         3,725                --                  --
  Costs associated with line of credit ....................................          (131)               --                  --
  Proceeds from stockholder's short swing profit ..........................            --                --                 588
  Proceeds from issuance of common stock ..................................        17,526                --                  --
  Costs associated with issuance of common stock ..........................          (218)               --                  --
                                                                                ---------         ---------           ---------
          Net cash provided by (used in) financing activities .............        17,269            (1,051)             (3,528)
                                                                                ---------         ---------           ---------
          Net increase (decrease) in cash and cash equivalents ............        25,856            (6,353)             11,402
Cash and cash equivalents at beginning of period ..........................        10,773            20,552               9,150
                                                                                ---------         ---------           ---------
Cash and cash equivalents at the end of period ............................     $  36,629         $  14,199           $  20,552
                                                                                =========         =========           =========
Supplemental schedule of non-cash investing and financing activities:
  Preferred stock converted to common stock ...............................     $      --         $      --           $   2,425
                                                                                =========         =========           =========
  Preferred stock dividends accrued .......................................     $      --         $      --           $   3,974
                                                                                =========         =========           =========
Other disclosures:
  Cash paid for interest, net of amounts capitalized ......................     $     465         $   3,125           $   2,150
                                                                                =========         =========           =========

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

         The Company operates in one segment and is a competitive local exchange carrier ("CLEC") offering local dial-tone, long distance, high-speed Internet access via dedicated Symmetrical Digital Subscriber Line ("SDSL") technology, voice over SDSL ("VoSDSL"), Trunk Level 1 ("T1"), Integrated T1 and Data-only T1 as well as other voice and data features. The Company's services are offered primarily to small and medium-sized business customers through Communications in Los Angeles, California, San Diego, California, Northern California, Las Vegas, Nevada and Chicago, Illinois.

         As a result of the Chapter 11 reorganization occurring on July 30, 2002 (the "Effective Date"), the financial results for the periods July 1, 2002 to July 30, 2002 and January 1, 2002 to July 30, 2002 have been presented under the label "Predecessor Mpower Holding." In addition, the Company's consolidated financial statements for the periods ended during the three and nine months ended September 30, 2002 have been reclassified to reflect discontinued operations as discussed in Note 3.

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

         The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for other interim periods or for the year ended December 31, 2003.

         Certain reclassifications, which have no effect on net income, have been made in the prior period financial statements to conform to the current presentation.

(2) STOCK OPTION PLAN

         The Company measures the compensation cost of its stock option plan under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure." Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.

         Had compensation cost for the employee stock options been determined consistent with SFAS No. 123, the Company's results from operations would approximate the following pro forma amounts for the periods ended during the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                               ------------------------------------------  -----------------------------------------
                                                                REORGANIZED   PREDECESSOR                  REORGANIZED   PREDECESSOR
                                                                  MPOWER        MPOWER                        MPOWER       MPOWER
                                                REORGANIZED      HOLDING        HOLDING     REORGANIZED       HOLDING      HOLDING
                                                   MPOWER      JULY 31, 2002  JULY 1,2002      MPOWER     JULY 31,2002    JANUARY 1,
                                                  HOLDING           TO            TO          HOLDING          TO          2002 TO
                                               SEPTEMBER 30,   SEPTEMBER 30,   JULY 30,    SEPTEMBER 30,  SEPTEMBER 30,    JULY 30,
                                                   2003            2002          2002          2003           2002          2002
                                               -------------   -------------  -----------  -------------  -------------  -----------
Net (loss) income applicable to common
    stockholders, as reported................    $ (1,189)      $  (16,821)   $    57,673   $  (21,082)    $  (16,821)    $ (81,943)
Add: Stock-based compensation expense
    included in reported net (loss) income,
    net of related tax effects...............          43              219            100          134            219           442
Deduct: Total stock-based compensation
    expense determined under a
    fair value based method for all awards,
    net of related tax effects...............        (409)            (121)          (477)        (976)          (121)       (4,101)
                                                 --------       ----------    -----------   ----------     ----------     ---------
Pro forma net (loss) income applicable to
    common stockholders......................    $ (1,555)      $  (16,723)   $    57,296   $  (21,924)    $  (16,723)    $ (85,602)
                                                 ========       ==========    ===========   ==========     ==========     =========
Basic and diluted net (loss) income per share
    applicable to common stockholders, as
    reported.................................    $  (0.02)      $    (0.26)   $      0.97   $    (0.32)    $    (0.26)    $   (1.38)
                                                 ========       ==========    ===========   ==========     ==========     =========

Basic and diluted net (loss) income per
    share applicable to common stockholders,
    pro forma................................    $  (0.02)      $    (0.26)   $      0.96   $    (0.34)    $    (0.26)    $   (1.44)
                                                 ========       ==========    ===========   ==========     ==========     =========

         As of August 28, 2003, an additional 500,000 shares of common stock have been reserved for issuance under the Company's stock option plan I.

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

         On March 18, 2003, the Company completed the sale of the assets in its Michigan and Ohio markets to LDMI Telecommunications, Inc. ("LDMI"), pursuant to Asset Purchase Agreements dated as of January 8, 2003 and February 6, 2003, respectively. The purchase price for the assets in Michigan was $1.7 million plus an estimated additional $1.9 million, equal to the sum of (i) two times the total adjusted net revenues generated by the customers of the Michigan business for the thirty day period ended February 28, 2003, plus (ii) total adjusted net revenues generated by the customers of the Michigan business for the thirty day period ended April 30, 2003. The purchase price for the Ohio Assets was $1.1 million plus an estimated additional $1.9 million, equal to the sum of (i) two times the total adjusted net revenues generated by the customers of the Ohio business for the thirty day period ended March 10, 2003, plus (ii) total adjusted net revenues generated by the customers of the Ohio business for the thirty day period ended May 9, 2003. As of September 30, 2003, $6.3 million of the purchase price has been received. In addition, LDMI agreed to assume certain liabilities of the Company with respect to the Michigan and Ohio assets.

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

         In April 2003, the Company completed the sale of the assets in its Florida and Georgia markets to Florida Digital Networks, Inc. ("FDN"), pursuant to an Asset Purchase Agreement dated as of January 8, 2003. The purchase price for the assets in Florida and Georgia was $12.8 million. As of September 30, 2003, $9.5 million of the purchase price has been received and the remaining $3.3 million is being held in escrow. The Company anticipates meeting all escrow release conditions and expects to receive $2.1 million, which is net of estimated selling expenses, in the fourth quarter of 2003. In addition, FDN agreed to assume certain liabilities of the Company with respect to the Florida and Georgia assets.

         Each of the transactions described above involves transition services and/or management agreements whereby the Company is reimbursed for the cost of specific services provided on behalf of the buyer. For the three months ended September 30, 2003, the Company recognized a $0.1 million loss on transition services due to the early termination of certain transition service agreements. For the nine months ended September 30, 2003, the Company recorded $3.7 million of reimbursements for transition services and management agreement fees. The amounts recognized from the transition services and management agreements have been included within the operating expenses component of loss from discontinued operations in the consolidated statements of operations.

         As of September 30, 2003, the Company has recorded $8.3 million of receivables from the Asset Sales, transition services and management agreements. These receivables have been included in other receivables in the consolidated balance sheets. No allowance for doubtful accounts for these receivables has been established as the Company expects to collect all Asset Sales receivables.

         The operating revenues and expenses of these markets have been classified as discontinued operations under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", for all periods presented. Net sales and operating losses relating to these discontinued markets are as follows for the periods ended during the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                               ------------------------------------------  -----------------------------------------
                                                                REORGANIZED   PREDECESSOR                  REORGANIZED   PREDECESSOR
                                                                  MPOWER        MPOWER                        MPOWER       MPOWER
                                                REORGANIZED      HOLDING        HOLDING     REORGANIZED      HOLDING       HOLDING
                                                   MPOWER      JULY 31, 2002  JULY 1,2002      MPOWER     JULY 31,2002    JANUARY 1,
                                                  HOLDING           TO            TO          HOLDING          TO          2002 TO
                                               SEPTEMBER 30,   SEPTEMBER 30,   JULY 30,    SEPTEMBER 30,  SEPTEMBER 30,    JULY 30,
                                                   2003            2002          2002          2003           2002          2002
                                               -------------   -------------  -----------  -------------  -------------  -----------
Operating revenues..........................      $   (7)        $  13,623      $  6,838     $  6,025       $  13,623     $ 45,282
Operating expenses (excluding depreciation
    and amortization).......................        (762)           17,838         9,582        7,924          17,838       67,322
Depreciation and amortization...............          --               861         1,873           --             861       12,725
(Gain) loss on disposal.....................        (167)               --            --        1,147              --           --
                                                  ------         ----------     ---------    ---------      ----------    ---------
Income (loss) from discontinued
    operations .............................      $  922         $  (5,076)     $ (4,617)    $ (3,046)      $  (5,076)    $(34,765)
                                                  ======         ==========     =========    =========      ==========    =========

         The Company incurred exit costs associated with the Asset Sales. These costs included contract termination costs and one-time termination benefits of $1.7 million and $0.6 million, respectively, for the nine months ended September 30, 2003. In addition, the Company has recorded a gain of $0.8 million for the three months ended September 30, 2003 primarily related to the final settlement of certain network liabilities associated with its discontinued markets. These costs and benefits are reflected in the operating expenses component of income
(loss) from discontinued operations in the consolidated statements of operations.

         For the three and nine months ended September 30, 2003, the Company has recorded an additional $0.2 million gain on disposal and $1.1 million loss on disposal, respectively, to account for the resolution of purchase price adjustments and additional costs to sell the assets. These costs are reflected in the (gain) loss on disposal component of income (loss) from discontinued operations in the consolidated statements of operations.

(4) LIQUIDITY

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         As of September 30, 2003, the Company had $36.6 million in cash and cash equivalents available for operations. This balance includes $1.9 million subsequently paid back to certain over-subscribers who attempted to acquire Company common stock and warrants in the September 25, 2003 private placement described in Note 6 and $1.1 million subsequently paid for fees incurred in the same private placement.

         The Company incurred losses applicable to common stockholders of $1.2 million and $21.1 million during the three and nine months ended September 30, 2003, respectively. The Company's near-term source of liquidity is its unrestricted cash accounts, management of accounts payable and collection of receivables, including cash to be received from the Asset Sales. The Company's accounts receivable financing arrangement, which allows it to receive advances of up to $7.5 million against certain accounts receivable, is an available source of near-term liquidity. The Company believes it could borrow on a short-term or long-term basis to improve liquidity if needed. To date, no borrowings other than under the accounts receivable financing arrangement have taken place as none have been needed. The Company believes it has sufficient resources to fund its planned operations.

(5) PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        2003          2002
                                                    -------------  ------------
Buildings and property ...........................    $  1,727       $  1,727
Telecommunication and switching equipment ........      25,857         20,894
Leasehold improvements ...........................       7,016          7,192
Computer hardware and software ...................       7,303          6,817
Office equipment and other .......................       3,142          3,320
Assets held for future use .......................       3,648          3,616
                                                      --------       --------
                                                        48,693         43,566
Less accumulated depreciation and amortization ...      14,866          5,993
                                                      --------       --------
                                                        33,827         37,573
Construction in progress .........................       1,770            924
                                                      --------       --------
Net property and equipment .......................    $ 35,597       $ 38,497
                                                      ========       ========

         Assets held for future use are directly related to the recovery of switch and collocation equipment from markets cancelled or exited during 2001 and 2002 which are expected to be re-deployed throughout the Company's remaining operating markets.

(6) STOCKHOLDERS' EQUITY

COMMON STOCK

         During September 2003, the Company raised $16.1 million, net of estimated selling costs, through the private placement of 12,940,741 shares of common stock at $1.35 per share. As of September 30, 2003, $1.2 million of the estimated selling costs have been recorded as accrued other expenses in the consolidated balance sheet. The Company's cash and cash equivalents at September 30, 2003 include $1.9 million that was returned to certain potential investors in October 2003 due to over-subscription of the private placement.

         The Company also issued warrants to the investors who participated in the private placement to purchase 2,588,148 shares of common stock at a price of $1.62 per share in connection with the transaction. In addition, pursuant to an exclusive finders agreement between the Company and the Shemano Group, Inc. ("Shemano"), the Company issued warrants to Shemano and its affiliates to purchase 349,400 shares of common stock at a price of $1.62 per share as partial consideration for services rendered in connection with the private placement. These warrants are exercisable at any time and expire five years from the issuance date. Additional warrants to purchase up to 83,856 shares of common stock will be issued to Shemano and its affiliates in the event the warrants held by the investors are exercised.

PREFERRED STOCK

        On July 10, 2003, the Company adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan is designed to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their shares.

        Pursuant to the Rights Plan, preferred stock purchase rights were distributed as a dividend at the rate of one Right for each share of common stock held at the close of business on July 11, 2003. Each right entitles stockholders to buy one one-thousandth of a share of Series A Preferred Stock of the Company at an exercise price of $6.00. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock or commences a tender or exchange offer which, upon consummation, would result in such person or group being the beneficial owner of 15% or more of the Company's outstanding common stock. A description of the terms of the Rights are set forth in a Rights Agreement between the Company and Continental Stock Transfer & Trust Company as Rights Agent (the "Rights Agreement").

        If any person becomes the beneficial owner of 15% or more of the Company's common stock, or if a holder of 15% or more of the Company's common stock engages in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its common stock remains outstanding, then each Right not owned by such person (or certain related parties) will entitle its holder to purchase, at the Right's then current exercise price, units of the Company's Series A Preferred Stock (or in certain circumstances, Company common stock, cash, property or other securities of the Company) having a market value equal to twice the then current exercise price of the Right. In addition, if the Company is involved in a merger or other business combination transactions with another person after which its common stock does not remain outstanding, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock of the ultimate parent of such other person having a market value equal to twice the then current exercise price of the Right.

         The Company will generally be entitled to redeem the Rights at $0.0001 per Right at any time until the 10th business day following public announcement that a person or group has acquired 15% or more of the Company's common stock.

(7) COMMITMENTS AND CONTINGENT LIABILITIES

         In the ordinary course of business, the Company enters into purchase agreements with its vendors. As of September 30, 2003, the Company had total unfulfilled commitments with vendors of $2.6 million. The Company also has various agreements with certain carriers for transport, long distance and other network services. At September 30, 2003, the Company's commitments under these agreements are $13.3 million, which expire through July 2005.

         The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business.

         In September 2000, a class action lawsuit was commenced against the Company, alleging violations of the Securities Exchange Act of 1934 and rule 10b-5 thereunder (the "Exchange Act") and Section 11 of the Securities Act of 1933. In February 2002, the United States District Court for the Western District of New York entered its Decision and Order dismissing the class action lawsuit. That Decision and Order had been appealed to the United States Court of Appeals for the Second Circuit. An Order was entered on October 1, 2003, dismissing the suit with prejudice. There are no further claims that can be asserted against the Company with respect to the class action suit.

(8) LOSS PER SHARE

        SFAS No. 128, "Earnings Per Share," requires the Company to calculate its loss per share based on basic and diluted loss per share, as defined. Basic and diluted income (loss) per share for the periods ended during the three and nine months ended September 30, 2003 and 2002 were computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Potential common shares related to stock options and warrants were not included in the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive.

(9) NETWORK OPTIMIZATION COST

         Accrued network optimization cost details for 2003 activity were as follows (in thousands):

                                             ACCRUED           NETWORK                            ACCRUED
                                          LIABILITY AT       OPTIMIZATION                      LIABILITY AT
                                          DECEMBER 31,     COST RECOGNIZED     CASH PAID       SEPTEMBER 30,
                                              2002          DURING PERIOD    DURING PERIOD         2003
                                          ------------     ---------------   -------------     -------------
Other exit costs......................      $  1,480         $    (591)        $   (496)         $    393

         With respect to the network optimization charges, the total actual charges have been based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from subleases, the Company's ability to sell or re-deploy network equipment for growth in its existing network and other factors. During the three and nine months ended September 30, 2003, the Company recognized a $1.0 million reduction to its network optimization costs primarily resulting from a final settlement with one of its network carriers, $0.6 million of which had been included as a component of accrued network optimization costs.

         At September 30, 2003, there is a remaining balance of $0.4 million of Accrued Network Optimization Cost primarily representing remaining lease commitments and final settlements to be paid to equipment vendors.

(10) LINE OF CREDIT

         The Company's agreement with a lending institution provides the Company with a three-year revolving line of credit facility of up to $7.5 million and is secured by certain customer accounts receivable. This credit facility bears interest at prime plus 2% and expires on January 24, 2006.

         The maximum amount borrowed under the credit facility during the nine months ended September 30, 2003 was $7.5 million, and the effective average interest rate during the period was 7.6%. At September 30, 2003, the Company had approximately $3.8 million in availability under this agreement. Interest expense relating to the borrowings was $0.2 million and $0.4 million for the three and nine months ended September 30, 2003, respectively.

(11) DEBT

         In January 2003, the Company repurchased the remaining $2.1 million in carrying value of its 2004 Notes for $2.2 million in cash, and recognized a loss of $0.1 million on this transaction in the first quarter of 2003.

(12) INTANGIBLE ASSETS

         The Company accounts for its intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill and other separately recognized intangible assets with indefinite lives will no longer be amortized, but will be subject to at least an annual assessment for impairment through the application of a fair-value-based test. Intangible assets that do have finite lives will continue to be amortized over their estimated useful lives.

         Intangible assets consist of the following (in thousands):

                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          2003              2002
                                                                      -------------     ------------
Customer relationships............................................    $      13,745     $     13,745
Less: accumulated amortization....................................            5,345            1,909
                                                                      -------------     ------------
                                                                              8,400           11,836
Tradename.........................................................            1,694            1,694
                                                                      -------------     ------------
Intangibles, net .................................................    $      10,094     $     13,530
                                                                      =============     ============

         Amortization expense for the three and nine months ended September 30, 2003 was $1.1 million and $3.4 million, respectively. Amortization expense for the period July 31, 2002 to September 30, 2002 was $1.2 million. The tradename was determined to have an indefinite life and is not being amortized.

         Estimated amortization expense for each of the next three years ending December 31, consists of the following (in thousands):

2003................            $     4,582
2004................                  4,582
2005................                  2,672
                                -----------
                                $    11,836
                                ===========

(13) RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities." This standard amends SFAS No. 133 by clarifying under which circumstances a contract meets the characteristic of a derivative, clarifies when a derivative contains a financing component and also amends certain other existing pronouncements. The provisions of this Statement are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 does not have a material effect on the Company's consolidated financial statements as the Company does not have any freestanding or embedded derivatives as of September 30, 2003.

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have a material effect on the Company's consolidated financial statements because the Company does not have any such financial instruments as of September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

        Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that certain statements contained in this Report regarding our or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We wish to caution the reader these forward-looking statements are not historical facts and are only estimates or predictions. Actual results may differ materially from those projected as a result of risks and uncertainties including, but not limited to, receipt of all remaining payments from the completed asset sales, future sales growth, market acceptance of our product offerings, our ability to secure adequate financing or equity capital to fund our operations and network expansion, our ability to manage growth and maintain a high level of customer service, the performance of our network and equipment, our ability to enter into strategic alliances or transactions, the cooperation of incumbent local exchange carriers in provisioning lines and interconnecting our equipment, regulatory approval processes, changes in technology, price competition and other market conditions and risks detailed from time to time in our Securities and Exchange Commission filings. We do not undertake any obligation to update publicly any forward-looking statements, whether as a result of future events, new information, or otherwise.

       The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and related notes to financial statements appearing elsewhere in this report. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the year ended December 31, 2002.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

       Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Significant Accounting Policies" footnote in our notes to financial statements included in our Form 10-K for the year ended December 31, 2002. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates for us include: (i) revenue recognition on services, (ii) allowance for doubtful accounts, (iii) network optimization accruals, (iv) billing from network carriers, and (v) impairment of long-lived assets. For additional discussion of our critical accounting estimates, see our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2002.

THE BUSINESS

        As a consequence of the Chapter 11 reorganization occurring as of July 30, 2002 (the "Effective Date"), the third quarter 2002 financial results have been separately presented under the label "Predecessor Mpower Holding" for the period July 1 to July 30, 2002 and "Reorganized Mpower Holding" for the period July 31 to September 30, 2002. For discussion purposes, the operating results for the periods July 1, 2002 to July 30, 2002 and July 31, 2002 to September 30, 2002 have been added together to compare to the three months ended September 30, 2003 and the operating results for the periods January 1, 2002 to July 30, 2002 and July 31, 2002 to September 30, 2002 have been added together to compare to the nine months ended September 30, 2003.

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

         As of September 30, 2003, we provided services to small and medium-sized business customers in five markets: Los Angeles, California, San Diego, California, Northern California, Las Vegas, Nevada and Chicago, Illinois. Our network consists of 294 incumbent carrier central office collocation sites providing us access to more than 5.3 million addressable business lines. We have 280 central office collocation sites that are SDSL capable and 211 that are T1 capable. We have established working relationships with the following incumbent local exchange carriers ("ILEC's"): Sprint, Verizon and Southwestern Bell Corporation (including its operating subsidiaries PacBell and Ameritech). As of September 30, 2003, we had over 260,000 lines in service and 755 employees.

         We were one of the first competitive communications carriers to implement a facilities-based network strategy. As a result, we own the network switches that control how voice and data communications originate and terminate, and lease the telephone lines, or transport systems, over which the voice and data traffic are transmitted. We install our network equipment at collocation sites of the ILEC from whom we rent standard telephone lines. Because we have already built our network, we believe we can sustain service in our markets at a comparatively low cost, while maintaining control of the access to our customers.

         Our business strategy is to deliver integrated voice and broadband data solutions. Specifically, we provide small and medium-sized business customers with a full suite of communications services and features, including local telephone service, long distance, broadband Internet via SDSL and T1, integrated on one bill, with the convenience of a single source provider. We have approximately 53,000 business customer relationships. A business customer relationship is defined by the number of bills we provide to our customers every month. For example, we have some business customers for whom we provide service at multiple locations and for whom we issue a single bill which we define as a single business customer relationship. Conversely, we have some business customers for whom we provide service at multiple locations and for whom we issue a separate bill for each location which we count as multiple business customer relationships.

         We are able to offer fully integrated and channelized voice and data products over a T1 connection through our existing equipment, interconnection agreements with ILECs and network. In order to serve the largest portion of our target market, our combined voice and data network allows us to deliver services in several combinations over the most favorable technology: basic phone service on the traditional phone network, SDSL service, integrated T1 voice and data service, or data-only T1 connectivity.

RECENT DEVELOPMENTS

Private Placement

       On September 25, 2003, we entered into a Securities Purchase Agreement under which we raised $16.1 million , net of estimated selling costs, through the private placement of 12,940,741 shares of common stock at $1.35 per share. We also issued warrants to purchase 2,588,148 shares of common stock to the investors who participated in the private placement at a price of $1.62 per share in connection with the transaction. In addition, pursuant to an exclusive finders agreement between us and the Shemano Group, Inc. ("Shemano"), we issued warrants to Shemano and its affiliates to purchase 349,400 shares of common stock at a price of $1.62 per share as partial consideration for services rendered in connection with the private placement. These warrants are exercisable at any time and expire five years from the issuance date. Additional warrants to purchase up to 83,856 shares of common stock will be issued to Shemano and its affiliates in the event the warrants held by the investors are exercised.

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

         On March 18, 2003, we completed the sale of our assets in our Michigan and Ohio markets to LDMI Telecommunications, Inc. ("LDMI"), pursuant to Asset Purchase Agreements dated as of January 8, 2003 and February 6, 2003, respectively. The purchase price for the assets in Michigan was $1.7 million plus an estimated additional $1.9 million, equal to the sum of (i) two times the total adjusted net revenues generated by the customers of the Michigan business for the thirty day period ended February 28, 2003, plus (ii) total adjusted net revenues generated by the customers of the Michigan business for the thirty day period ended April 30, 2003. The purchase price for the Ohio Assets was $1.1 million plus an estimated additional $1.9 million, equal to the sum of (i) two times the total adjusted net revenues generated by the customers of the Ohio business for the thirty day period ended March 10, 2003, plus (ii) total adjusted net revenues generated by the customers of the Ohio business for the thirty day period ended May 9, 2003. As of September 30, 2003, $6.3 million of the purchase price has been received. In addition, LDMI agreed to assume certain liabilities from us with respect to the Michigan and Ohio assets.

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

         In April 2003, we completed the sale of our assets in our Florida and Georgia markets to Florida Digital Networks, Inc. ("FDN"), pursuant to an Asset Purchase Agreement dated as of January 8, 2003. The purchase price for the assets in Florida and Georgia was $12.8 million. As of September 30, 2003, $9.5 million of the purchase price has been received and the remaining $3.3 million is being held in escrow. We anticipate meeting all escrow release conditions and expect to receive $2.1 million, which is net of estimated selling expenses, in the fourth quarter of 2003. In addition, FDN agreed to assume certain of our liabilities with respect to the Florida and Georgia assets.

          Each of the transactions described above involves transition services and/or management agreements whereby we are reimbursed for the cost of specific services provided on behalf of the buyer. For the three months ended September 30, 2003, we recognized a $0.1 million loss on transition services due to the early termination of certain transition service agreements. For the nine months ended September 30, 2003, we recorded $3.7 million of reimbursements for transition services and management agreement fees. The amounts recognized from the transition services and management agreements have been included within the operating expenses component of loss from discontinued operations in our consolidated statements of operations.

         As of September 30, 2003, we have recorded $8.3 million of receivables from the Asset Sales, transition services and management agreements. These receivables have been included in other receivables in our consolidated balance sheets. No allowance for doubtful accounts for these receivables has been established as we expect to collect all of these receivables.

         The operating revenues and expenses of these markets have been classified as discontinued operations under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for all periods presented. Net sales and operating losses relating to these discontinued markets are as follows for the periods ended during the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                            ------------------------------------------  -------------------------------------------
                                                            REORGANIZED    PREDECESSOR                   REORGANIZED    PREDECESSOR
                                                              MPOWER         MPOWER                        MPOWER         MPOWER
                                             REORGANIZED      HOLDING        HOLDING     REORGANIZED       HOLDING        HOLDING
                                                MPOWER     JULY 31, 2002  JULY 1, 2002     MPOWER       JULY 31, 2002    JANUARY 1,
                                               HOLDING          TO             TO          HOLDING           TO          2002 TO
                                            SEPTEMBER 30,  SEPTEMBER 30,    JULY 30,    SEPTEMBER 30,   SEPTEMBER 30,    JULY 30,
                                                2003           2002           2002          2003            2002           2002
                                            -------------  -------------  ------------  -------------   -------------   -----------
Operating revenues .......................    $     (7)      $ 13,623       $  6,838      $  6,025        $ 13,623       $ 45,282
Operating expenses (excluding depreciation
   and amortization) .....................        (762)        17,838          9,582         7,924          17,838         67,322
Depreciation and amortization ............          --            861          1,873            --             861         12,725
(Gain) loss on disposal ..................        (167)            --             --         1,147              --             --
                                              --------       --------       --------      --------        --------       --------
Income (loss) from discontinued operations    $    922       $ (5,076)      $ (4,617)     $ (3,046)       $ (5,076)      $(34,765)
                                              ========       ========       ========      ========        ========       ========

         We incurred exit costs associated with the Asset Sales. These costs included contract termination costs and one-time termination benefits of $1.7 million and $0.6 million, respectively, for the nine months ended September 30, 2003. In addition, we recorded a gain of $0.8 million for the three months ended September 30, 2003 primarily related to the final settlement of certain network liabilities associated with our discontinued markets. These costs and benefits are reflected in the operating expenses component of income (loss) from discontinued operations in our consolidated statements of operations.

         For the three and nine months ended September 30, 2003, we have recorded an additional $0.2 million gain on disposal and $1.1 million loss on disposal, respectively, to account for the resolution of purchase price adjustments and additional costs to sell the assets. These costs are reflected in the (gain) loss on disposal component of income (loss) from discontinued operations in our consolidated statements of operations.

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

         Our switched access revenues historically have been subject to uncertainties such as various federal and state regulations and disputes with our long distance carriers. In addition, the Federal Communications Commission (the "FCC") in April 2001 adopted new rules that limit the rates we can charge carriers for use of our facilities. Under these rules, which took effect on June 20, 2001, competitive carriers such as us were required to reduce their tariffed interstate access charges to agreed upon contractual rates or rates no higher than 2.5 cents per minute. After one year, the rate ceiling was reduced to 1.8 cents and after two years it was reduced to 1.2 cents per minute. After three years, all competitive carriers will be required to charge rates no higher than the incumbent telephone company. As a result of our agreements and the reductions in rates dictated by the FCC, we anticipate a continued decrease of switched access revenues as a percentage of our total revenue.

         Our principal recurring operating expenses consist of cost of operating revenues, selling, general and administrative expenses, and depreciation and amortization expense. Cost of operating revenues consists primarily of access charges, line installation expenses, transport expenses, long distance expenses and lease expenses for our switch sites and our collocation sites. Cost of operating revenues and selling, general and administrative expenses do not include an allocation of our depreciation or amortization expense.

         Selling expenses consist primarily of salaries, commissions and related personnel costs, marketing costs and facilities costs. General and administrative expenses consist primarily of salaries and related personnel costs, the cost of maintaining the hardware and software in our network and back office systems, provision for bad debts, professional fees, insurance, property taxes, customer care, billing expenses and facilities expenses.

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

Quarterly Comparison - September 30, 2003 vs. September 30, 2002

         Results from discontinued operations have been excluded from this comparison.

         Total operating revenues of $36.8 million for the quarter ended September 30, 2003 remained relatively stable as compared to $36.9 million for the quarter ended September 30, 2002. The slight decrease in revenue was primarily the result of a reduction in switched access rates we negotiated with our major carriers and the third step-down in FCC mandated switched access rate rules. We also had an increase in payphone churn as a result of one of the local exchange carriers with whom we compete, implementing a competitive effort towards winning payphone customers from us. The decrease in switched access revenue and payphone revenue was offset by higher revenue generating integrated T1 services, a component of our core customer trade revenue. Our non-switched access revenue from core trade customers increased from $30.5 million for the quarter ended September 30, 2002 to $32.7 million for the quarter ended September 30, 2003. Revenues from core trade customers increased from 83% to 89% of total revenues quarter over quarter. Our switched access revenues decreased $2.3 million or 36% from the quarter ended September 30, 2002 and decreased as a percentage of our revenues to 11%. We expect switched access revenue to continue to decline as a percentage of total revenue due to a step-down in rates in the first quarter of 2004 for certain customers with the final FCC rate step-down to go into effect in June 2004.

         The following table summarizes our revenues from continuing operations (in millions):

                                                THREE MONTHS    THREE MONTHS
                                                    ENDED           ENDED
                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                    2003           2002
                                                -------------   -------------
REVENUES FROM
CONTINUING OPERATIONS:

Switched access revenue.................        $ 4.1     11%   $ 6.4     17%
Core customer trade revenue.............         32.7     89%    30.5     83%
                                                -----   ----    -----   ----
Total...................................        $36.8    100%   $36.9    100%
                                                =====   ====    =====   ====

         Cost of operating revenues for the quarter ended September 30, 2003 was $17.7 million as compared to $19.8 million for the quarter ended September 30, 2002. The 11% decrease is primarily due to a reduction in the number of local loops we leased from the local exchange carriers in the third quarter of 2003 versus the third quarter of 2002 as we have been shifting our revenue base from lower revenue, lower gross margin per line, plain old telephone services ("POTS") to higher revenue, higher gross margin per line T-1 services which require fewer local loops per line. In addition, we have had a reduction in installation costs related to fewer gross new lines added in the three month period ended September 30, 2003 versus the three month period ended September 30, 2002 as we focus on obtaining higher gross margin revenue. Cost declines also resulted from our efforts to improve the cost effectiveness of our network over these same time periods.

         For the quarter ended September 30, 2003, selling, general and administrative expenses totaled $18.1 million, a 35% decrease from the $27.8 million for the quarter ended September 30, 2002. The decrease is primarily the result of management initiatives that decreased administrative personnel and related costs, initiatives to reduce the cost of acquiring new customers, and the reduction of hardware and software maintenance costs. In addition, selling, general and administrative expenses during the three months ended September 2002 included non-recurring Chapter 11 reorganization expenses of $3.7 million.

         To generate additional sales activity we will be hiring additional direct sales personnel and expect this staff to be substantially in place during the first quarter of 2004. This additional personnel will focus on selling our higher revenue generating products. As a result of this hiring, we expect a moderate increase in selling, general and administrative expense in the fourth quarter of 2003 and the first quarter of 2004.

         In accordance with Statement of Position ("SOP") 90-7, expenses resulting from the reorganization of the business in a bankruptcy proceeding are to be reported separately as reorganization items. Reorganization items of $245.7 million were recognized during the third quarter of 2002. The expenses consisted of professional fees of $1.0 million and fresh-start fair market value adjustments of $244.7 million.

         For the quarter ended September 30, 2003, we recorded a minimal amount of stock-based compensation as compared to $0.3 million for the quarter ended September 30, 2002. Outstanding options at September 30, 2003 were granted subsequent to our emergence from bankruptcy and have been accounted for as fixed awards. The expense for the quarter ended

September 30, 2003 relates to options granted with an exercise price below the market price of our common stock. The expense for the three months ended September 30, 2002 relates to the establishment of a $0.1 million reserve against a remaining employee note receivable from stockholder and a $0.2 million expense relating to the new stock option plan and the application of fixed plan accounting.

         For the quarter ended September 30, 2003, we recognized a $1.0 million reduction to our previously recognized network optimization costs primarily resulting from a final settlement with one of our network carriers.

         For the quarter ended September 30, 2003, depreciation and amortization was $4.1 million as compared to $7.2 million for the quarter ended September 30, 2002. This decrease is primarily due to the reduced depreciable value of our fixed assets resulting from the implementation of fresh-start accounting after our reorganization became effective on July 30, 2002.

         For the three months ended September 30, 2003, we recorded a $0.2 million gain on sale of assets which primarily resulted from the sale of equipment.

         In accordance with the terms of the recapitalization, our 2010 Senior Notes were cancelled and the indenture governing the 2010 Notes was terminated. Pursuant to the reorganization plan, holders of the 2010 Senior Notes prior to the emergence received 55,250,000 shares of our common stock. The $389.5 million carrying value of the debt settled, which includes the face value plus accrued interest less unamortized discount, was exchanged for equity with a fair value of $74.2 million. The exchange resulted in our recording a gain on discharge of debt on July 30, 2002 of $315.3 million.

         Interest income was minimal for the quarter ended September 30, 2003 compared to $0.9 million for the quarter ended September 30, 2002. The decrease is a result of a decline in our average cash and investments since the third quarter of 2002. Cash and investments have been used to purchase capital equipment, retire our remaining 2004 Senior Secured Notes and fund operating losses. We have recently raised additional cash from the issuance of common stock on September 25, 2003, which has increased our cash balance. Due to the current reduced levels of interest rates, we do not expect a significant increase to our interest income as a result of this new cash investment.

         Gross interest expense for the quarter ended September 30, 2003 totaled $0.1 million compared to $1.9 million for the quarter ended September 30, 2002. Interest capitalized for the quarter ended September 30, 2002 was $0.1 million. As required by SOP 90-7, interest expense ceased to accrue on our 2010 Notes upon filing our petition for relief under Chapter 11 of the Bankruptcy Code on April 8, 2002. Contractual interest was $4.7 million for the period from July 1, 2002 to July 30, 2002. The decrease in interest expense during the third quarter of 2003 is primarily due to the retirement or discharge of substantially all of our debt. All of our 2010 Notes were eliminated in our reorganization and all of our 2004 Senior Secured Notes were repurchased in January 2003.

         We reported a loss before discontinued operations of $2.1 million and income before discontinued operations of $50.5 million for the quarters ended September 30, 2003 and 2002, respectively. We reported a net loss of $1.2 million and net income of $40.9 million for the quarters ended September 30, 2003 and 2002, respectively. The income before discontinued operations and net income for the quarter ended September 30, 2002, was attributable to the discharge of our debt in the bankruptcy reorganization.

         For the quarter ended September 30, 2002, we did not accrue any preferred stock dividends on our Series D convertible preferred stock. As required by SOP 90-7, accrual of preferred stock dividends ceased upon filing of our petition for relief under Chapter 11 of the Bankruptcy Code on April 8, 2002. Contractual dividends were $1.3 million for the period July 1, 2002 to July 30, 2002. All our preferred stock was eliminated in our reorganization effective July 30, 2002.

Nine Month Period Ended - September 30, 2003 vs. September 30, 2002

         Results from discontinued operations have been excluded from this comparison.

         Total operating revenues increased to $111.3 million for the nine months ended September 30, 2003 as compared to $108.2 million for the nine months ended September 30, 2002. The 3% increase in revenue was primarily the result of selling higher revenue generating integrated T1 services, a component of our core customer trade revenue. These increases were offset by significant rate step-downs in our switched access rates and an increase in payphone churn as a result of one of the local exchange carriers with whom we compete, implementing a competitive effort towards winning payphone customers from us.

       The following table summarizes our revenues from continuing operations (in millions):

                                             NINE MONTHS ENDED   NINE MONTHS ENDED
                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                   2003               2002
                                             -----------------   -----------------
REVENUES FROM
CONTINUING OPERATIONS:

Switched access revenue.................      $ 14.4      13%     $ 23.1       21%
Core customer trade revenue.............        96.9      87%       85.1       79%
                                              ------    ----      ------     ----
Total...................................      $111.3     100%     $108.2      100%
                                              ======    ====      ======     ====

         Cost of operating revenues for the nine months ended September 30, 2003 was $58.8 million as compared to $64.6 million for the nine months ended September 30, 2002. The 9% decrease is primarily due to a reduction in the number of local loops we leased from the local exchange carriers for the nine month period ended September 30, 2003 versus the nine month period ended September 30, 2002. The number of loops leased has declined as we have been shifting our revenue base from lower revenue, lower gross margin per line POTS to higher revenue, higher gross margin per line T-1 services which require fewer local loops per line. In addition, we have had a reduction in installation costs related to fewer gross new lines added in the nine month period ended September 30, 2003 versus the nine month period ended September 30, 2002 as we focus on obtaining higher gross margin revenue. Cost declines also resulted from our efforts to improve the cost effectiveness of our network over these same time periods.

         For the nine months ended September 30, 2003, selling, general and administrative expenses totaled $58.8 million, a 31% decrease from the $85.1 million for the comparable 2002 period. The decrease is primarily the result of management initiatives that decreased administrative personnel and related costs, initiatives to reduce the cost of acquiring new customers, and the reduction of hardware and software maintenance costs. In addition, selling, general and administrative expenses during the nine months ended September 2002 included non-recurring Chapter 11 reorganization expenses of $6.2 million.

         To generate additional sales activity we will be hiring additional direct sales personnel and expect this staff to be substantially in place during the first quarter of 2004. This additional personnel will focus on selling our higher revenue generating products. As a result of this hiring, we expect a moderate increase in selling, general and administrative expense in the fourth quarter of 2003 and the first quarter of 2004.

         In accordance with SOP 90-7, expenses resulting from the reorganization of the business in a bankruptcy proceeding are to be reported separately as reorganization items. Reorganization items of $266.4 million were recognized during the first nine months of 2002. The expenses consisted primarily of the $19.0 million consent fee payment to our bondholders, $244.7 million related to fresh-start fair market value adjustments and $2.7 million of legal and financial advisor fees.

         For the nine months ended September 30, 2003, we recorded $0.1 million in stock-based compensation compared to $0.7 million for the comparable 2002 period. Outstanding options at September 30, 2003 were granted subsequent to our emergence from bankruptcy and have been accounted for as fixed awards. The expense for the nine months ended September 30, 2003 relates to options granted with an exercise price below the market price of our stock. The expense for the nine months ended September 30, 2002 relates to in-the-money stock options granted in 1999, 2000, and 2001, the establishment of a $0.1 million reserve against a remaining employee note receivable from stockholder and a $0.2 million expense relating to the new stock option plan and the application of fixed plan accounting.

         For the nine months ended September 30, 2003, we recognized a $1.0 million reduction to our previously recognized network optimization costs primarily resulting from a final settlement with one of our network carriers.

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

         For the nine months ended September 30, 2003, depreciation and amortization was $12.4 million as compared to $31.6 million for the nine months ended September 30, 2002. This 61% decrease is primarily due to the reduced depreciable value of our fixed assets resulting from the implementation of fresh-start accounting.

         For the nine months ended September 30, 2003, we recorded a $0.3 million gain on sale of assets which primarily resulted from the sale of equipment. For the nine months ended September 30, 2002 we had a gain on sale of assets of $4.4 million which primarily resulted from the sales of our investments available for sale.

         In January 2003, we repurchased the remaining $2.1 million in carrying value of our 2004 Notes for $2.2 million in cash, and recognized a loss on discharge of debt of $0.1 million.

         In accordance with the terms of the recapitalization, our 2010 Senior Notes were cancelled and the indenture governing the 2010 Notes was terminated. Pursuant to the reorganization plan, holders of the 2010 Senior Notes prior to the emergence received 55,250,000 shares of our common stock. The $389.5 million carrying value of the debt settled, which includes the face value plus accrued interest less unamortized discount, was exchanged for equity with a fair value of $74.2 million. The exchange resulted in our recording a gain on discharge of debt on July 30, 2002 of $315.3 million.

         Interest income was $0.1 million during the nine months ended September 30, 2003 compared to $3.8 million for the nine months ended September 30, 2002. The decrease is a result of a decline in our average cash and investments since the third quarter of 2002. Cash and investments have been used to purchase capital equipment, retire our remaining 2004 Senior Secured Notes and fund operating losses. We have recently raised additional cash from the issuance of common stock on September 25, 2003, which has increased our cash balance. Due to the current reduced levels of interest rates, we do not expect a significant increase to our interest income as a result of this new cash investment.

         Gross interest expense for the nine months ended September 30, 2003 totaled $0.4 million compared to $20.6 million for the nine months ended September 30, 2002. Interest capitalized for the nine months ended September 30, 2002 was $1.3 million. As required by SOP 90-7, interest expense ceased to accrue on our 2010 Senior Notes upon filing our petition for relief under Chapter 11 of the Bankruptcy Code on April 8, 2002. Contractual interest was $33.5 million for the period from January 1, 2002 until July 30, 2002. The decrease in interest expense is primarily due to the retirement or discharge of substantially all of our debt. All of our 2010 Notes were eliminated in our reorganization and all of our 2004 Senior Secured Notes were repurchased by January 2003.

         For the nine months ended September 30, 2003 and 2002, we incurred losses before discontinued operations of $18.0 million and $54.9 million, respectively.

         Net loss was $21.1 million and $94.8 million for the nine months ended September 30, 2003 and 2002, respectively.

         For the nine months ended September 30, 2002, we accrued dividends of $4.0 million, payable to holders of our convertible preferred stock. As required by SOP 90-7, accrual of preferred stock dividends ceased upon filing of our petition for relief under Chapter 11 of the Bankruptcy Code on April 8, 2002. Contractual dividends were $8.8 million for the period from January 1, 2002 to July 30, 2002. All our preferred stock was eliminated in our reorganization effective July 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         To date, we continue to incur negative cash flows from operating activities; however, we believe that we have sufficient resources to fund our planned operations.

         As of September 30, 2003, we had $36.6 million in cash and cash equivalents available for operations. This balance includes $1.9 million subsequently paid back to certain over-subscribers who attempted to acquire our common stock and warrants in the September 25, 2003 private placement described in "Recent Developments" and $1.1 million subsequently paid for fees incurred in the same private placement.

         We incurred losses applicable to common stockholders of $1.2 million and $21.1 million during the three and nine months ended September 30, 2003, respectively. Our near-term source of liquidity is our unrestricted cash accounts, management of accounts payable and collection of receivables, including cash to be received from the Asset Sales. Our accounts receivable financing arrangement, which allows us to receive advances of up to $7.5 million against certain accounts receivable, is an available source of near-term liquidity. We believe that we could borrow on a short-term or long-term basis to improve liquidity if needed. To date, no borrowings other than under the accounts receivable financing arrangement have taken place as none have been needed. We believe that we have sufficient resources to fund our planned operations; however, we cannot assure investors that our estimate of funds required is accurate or that we would be able to obtain financing if and when needed.

         Developing and maintaining our network and business has required and will continue to require us to incur capital expenditures primarily consisting of the costs of purchasing switching and customer premises equipment. Cash outlays for capital expenditures were $1.1 million and $4.7 million for the three and nine months ended September 30, 2003. We expect we will continue to use capital to acquire customers, fund our operations, augment our network in our existing markets and develop new products and services. Our capital expenditures will focus on the augmentation of our network to add new products and customers and to improve the cost efficiency of our network, as we have completed the footprint build-out of our network in the markets in which we operate. We continually evaluate our capital requirements plan in light of developments in the telecommunications industry and market acceptance of our service offerings. The actual amount and timing of future capital requirements may differ materially from our estimates. Actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements.

COMMITMENTS AND CONTINGENCIES

         In the ordinary course of business, we enter into purchase agreements with our vendors. As of September 30, 2003, we had total unfulfilled commitments with vendors of $2.6 million. We also have various agreements with certain carriers for transport, long distance and other network services. At September 30, 2003, our commitments under these agreements total $13.3 million, which expire through July 2005.

CASH FLOW DISCUSSION

         In summary our cash flows were:

                                                                      NINE
                                                                  MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                      2003
                                                                  -------------
                        (IN THOUSANDS)
Net Cash Used in Operating Activities.......................      $      (8,294)
Net Cash Provided by Investing Activities...................      $      16,881
Net Cash Provided by Financing Activities...................      $      17,269

         Cash and Cash Equivalents and Restricted Investments: At September 30, 2003, cash and cash equivalents were $36.6 million. Restricted investments amounted to $9.8 million as of September 30, 2003. The restricted investments primarily represent commitments we made to pay employee retention and incentive compensation bonuses and severance payments and to fund the future purchase, if needed, of run-off directors and officers insurance. During the nine months ended September 30, 2003, we paid out $2.0 million related to these commitments.

         Operating Activities: We used $8.3 million in cash for operations during the nine months ended September 30, 2003. The use of cash in 2003 was primarily the result of operating expenses paid in the on-going operation of our business, offset by cash collected for revenues provided. The rate at which we have been using cash for operations over the past twelve months has been significantly reduced. This reduction in the use of cash is primarily a result of operational efficiencies, the associated expense reductions, elimination of expenses associated with the markets we exited and management of accounts payable and accounts receivable.

         Investing Activities: For the nine months ended September 30, 2003, we were provided with $16.9 million in cash from investing activities. The cash provided in 2003 primarily represents the net effect of cash received from the sale of assets, the sale of restricted investments upon final settlement of disputed network charges and upon funding of incentive compensation bonuses and severance payments, partially offset by the purchase of property and equipment.

         Financing Activities: For the nine months ended September 30, 2003, we were provided with $17.3 million of cash from financing activities. The cash provided in 2003 primarily represents the net effect of cash received from the issuance of common stock in September 2003 and net borrowings under our line of credit, partially offset by the repurchase of our remaining senior notes and payments on capital lease obligations.

EFFECTS OF NEW ACCOUNTING STANDARDS

Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities

         In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities." This standard amends SFAS No. 133 by clarifying under which circumstances a contract meets the characteristic of a derivative, clarifies when a derivative contains a financing component and also amends certain other existing pronouncements. The provisions of this Statement are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 does not have a material effect on our consolidated financial statements as we do not have any freestanding or embedded derivatives as of September 30, 2003.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.The adoption of SFAS No. 150 does have a material effect on our consolidated financial statements because we do not have any such financial instruments as of September 30, 2003.

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

         We have recently reorganized our sales organization and added new products. We cannot assure you that these measures will grow our revenue or improve our operating results.

         From time to time, we have had preliminary discussions with companies who may be interested in acquiring our assets or business, in whole or in part. Likewise, we may be interested in acquiring the assets or business, in whole or in part, of other companies. We intend to consider any desirable proposals that may be made in the future. However, we cannot assure investors that we will agree, or that we will not agree, to be acquired by another company or to acquire another company. Such possible transactions, if any, involving cash consideration could significantly and adversely affect our liquidity. To support our business growth, we may consider additional equity or debt financing.

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

         In August 2003, the FCC released its Triennial Review Order in connection with the FCC's review of unbundled network elements (UNEs) the incumbent carriers are required to sell to competitive carriers such as us at forward looking Total Element Long Run Incremental Cost (TELRIC) rates, which reflect efficient costs plus a reasonable profit. Competitive carriers such as us depend upon their ability to obtain access to these UNEs in order to provision services to their customers. The FCC ordered that it would de-regulate access to the incumbent carriers' fiber/broadband network but would continue to require that incumbents provide access to their copper network and to DS-1 and DS-3 loops and transport. We primarily buy access to the incumbents' copper network and to DS-1s/T-1s. Portions of the order are being challenged by both incumbent carriers and competitive carriers. We have joined with other competitive carriers to challenge the exemption of incumbent carriers from broadband unbundling. While this does not presently impact us it could have a future significant adverse negative impact. The "triennial review" decision is complex and it will have a significant impact on telecommunications competition, but it is not possible at this time to predict the full extent of its impact upon us or our competition.

         In September 2003, the FCC initiated a review of the rules applicable to the pricing of UNEs. After the passage of the Telecommunications Act of 1996, the FCC adopted its current pricing rules based on the TELRIC rates of a UNE. The FCC will review its rules to determine whether the rules foster competition and investment. We cannot predict the outcome of this review.

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

         The FCC Triennial Review Order provides for state regulatory agencies to determine whether competitive carriers would be impaired if certain unbundled network elements - switching, transport, local loops - should be removed from the list of UNEs that incumbent carriers must provide. Since we utilize our own switches, a finding of non-impairment in connection with the switching UNE would not adversely impact us. The Triennial Review Order concluded that competitive carriers would be impaired without loops and transport UNEs. However, we cannot predict the outcome of these state proceedings. A finding of non-impairment by state regulatory agencies could have a significant adverse negative impact on us.

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

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer
         (CEO) and chief financial officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b) Changes in internal control. There were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         In September 2000, a class action lawsuit was commenced against us, alleging violations of the Securities Exchange Act of 1934 and rule 10b-5 thereunder (the "Exchange Act") and Section 11 of the Securities Act of 1933. In February 2002, the United States District Court for the Western District of New York entered its Decision and Order dismissing the class action lawsuit. That Decision and Order had been appealed to the United States Court of Appeals for the Second Circuit. An Order was entered on October 1, 2003, dismissing the suit with prejudice. There are no further claims that can be asserted against us with respect to the class action suit.

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

         On September 29, 2003, we issued 12,940,741 shares of common stock at a price of $1.35 per share resulting in aggregate proceeds of $17.5 million before costs of the transaction. The shares of common stock were issued to 23 accredited investors in a private placement exempt from registration under
Section 4(2) of the Securities Act of 1933 and Rule 506 under Regulation D thereunder. In addition to the shares of common stock received by the purchasers, the purchasers received warrants to purchase an additional 2,588,148 shares of common stock at $1.62 per share. The warrants are exercisable for a period of five years. In addition, pursuant to an exclusive finder's fee agreement the Shemano Group, Inc. ("Shemano") and its affiliates will receive commissions of $1.1 million and warrants to purchase 349,400 shares of common stock at $1.62 per share. Shemano and its affiliates are also entitled to additional fees of up to $0.3 million and 83,856 additional warrants in the event the purchasers exercise their warrants. Pacific Alliance Limited, LLC also received an advisory fee of $0.2 million in connection with the transaction.

ITEM 5.  Other Information

         As of August 28, 2003, an additional 500,000 shares of common stock have been reserved for issuance under our stock option plan I.

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

                  3.4 Rights Agreement between Mpower Holding Corporation and Continental Stock Transfer & Trust Company as Rights Agent. (3)

                  3.5 Certificate of Designation for the Series A Preferred Stock. (4)

                  4.1 See the Second Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 and the Amended and Restated By-laws filed as Exhibit 3.3.

                  10.1     Form of Stock Purchase Agreement. (5)

                  10.2     Form of Registration Rights Agreement. (5)

                  10.3     Form of Warrant. (5)

                  10.4 Release Agreement dated September 24, 2003 between Mpower Holding Corporation and Pacific Alliance Limited, LLC.

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


(1) Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on July 30, 2002.

(2) Incorporated by reference to the Company's Current Report on Form 8-K (file No. 33339884-01) filed with the Commission on July 30, 2002.

(3) Incorporated by reference to the Company's Registration Statement on Form 8-K (file No. 000-32941) filed with the Commission on July 16, 2003.

(4) Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on July 16, 2003.

(5) Incorporated by reference to the Company's Current Report on Form 8-K (file No. 33339884-01) filed with the Commission on July 30, 2003.

         (b) The registrant filed the following reports on Form 8-K during the quarter ended September 30, 2003:

(1) On August 6, 2003, the Company filed Form 8-K to report on the Company's results of operations for the fiscal quarter ended June 30, 2003.

(2) On September 29, 2003, the Company filed Form 8-K to report on the Company's private placement of common stock and issuance of warrants to purchase common stock in connection with the private placement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MPOWER HOLDING CORPORATION

Date: November 13, 2003     /s/ ROLLA P. HUFF
                            ---------------------------------------------------
                            Rolla P. Huff
                            Chief Executive Officer and Chairman of the Board

Date: November 13, 2003     /s/ S. GREGORY CLEVENGER
                            ---------------------------------------------------
                            S. Gregory Clevenger
                            Executive Vice President - Chief Financial Officer

28