Form 10-K
period 2003-12-31
MPOWER HOLDING CORP
filed 2004-03-29
CIK 1117042

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

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NUMBER 0-32941

                             -----------------------

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

                 COMMON STOCK, $0.001 PAR VALUE PER COMMON SHARE
                                (Title of class)

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

         As of June 30, 2003, the aggregate market value of common stock held by non-affiliates of the registrant, based on the last sale price of such stock in the NASD Over the Counter Bulletin Board on June 30, 2003, was approximately $68.6 million.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         As of March 15, 2004, the registrant had 78,332,022 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

                      Exhibit Index is located on page 56.

================================================================================

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

         We were one of the first competitive local exchange carriers founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. Today, we offer local and long distance voice services as well as high-speed Internet access by way of a variety of broadband product and service offerings. Our services are offered primarily to small and medium-sized business customers and residential customers (primarily in the Las Vegas market) through our wholly-owned subsidiary, Mpower Communications Corp. ("Communications") in Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois. As of March 2004, we have approximately 51,000 business customers and approximately 21,000 residential customers. We also bill a number of major local and long distance carriers for the costs of originating and terminating traffic on our network for our local service customers. We do not have any unbundled network element platform ("UNE-P") revenues. During 2003, we acquired approximately 87% of our new sales through our direct sales force and supporting staff, with the remainder acquired through agent relationships and outbound telemarketing.

         As used in this report, the terms "we," "us," "our," "our company" and "Mpower" means Mpower Holding Corporation and its subsidiaries.

FINANCIAL HISTORY

         In May 1998, we completed our initial public offering of common stock, raising net proceeds of $63.0 million. From May 1999 to March 2000, we raised over $900 million of additional funds through debt and equity issuances to pursue an aggressive business plan to rapidly expand our business using Class 5 circuit switching technology (the same as used by Verizon, SBC, and other major telecommunication companies) in each of our markets and began deploying digital loop carriers in each collocation site. This business plan required significant up-front capital expenditures in each market as well as lower recurring margins in its early phase. In mid-2000, the capital markets became virtually inaccessible to early stage communications ventures. Consequently, in September 2000, we commenced what became a 36-month process to restructure our business, both operationally and financially.

- From September 2000 through May 2001, we significantly scaled back our operations, canceling more than 500 existing collocations, and canceling plans to enter the Northeast and Northwest Regions (representing more than 350 collocations).

- From February 2002 through July 2002, we undertook a comprehensive recapitalization through a Chapter 11 bankruptcy plan that eliminated $593.9 million in carrying value of long-term debt and preferred stock (as well as $65.3 million of associated annual interest and dividend costs) in exchange for cash and 98.5% of our common stock.

- From November 2002 to January 2003, we eliminated the remaining $51.3 million of carrying value of our long-term debt for cash payments, which released all of our network equipment from any remaining security interests, giving us the ability to pursue alternative financing and strategic transactions.

- In January 2003, we announced we had reached an agreement with RFC Capital Corporation, a wholly-owned subsidiary of Textron Financial Corporation, for a three-year funding facility of up to $7.5 million, secured only by certain of our receivables.

- In January 2003, we announced a series of strategic transactions to further strengthen us financially and focus our operations on our California, Nevada and Illinois markets. The sale of our customers and assets in Florida, Georgia, Ohio, Michigan and Texas to other service providers (the "Asset Sales") has now brought more geographic concentration to our business. The Asset Sales for customers and assets in Ohio, Michigan and Texas were completed in March 2003. The Asset Sales for our customers and business in Georgia and Florida were completed in April 2003. The Asset Sales are expected to generate net proceeds to us of approximately $19.0 million, of which $18.1 million of net proceeds have been received in 2003.

- In September 2003, we raised net proceeds of approximately $16.0 million through a private placement of shares of our common stock and warrants to purchase additional shares of common stock.

EMERGENCE FROM CHAPTER 11 PROCEEDINGS

         On July 30, 2002, we and our subsidiary, Communications, formally emerged from Chapter 11 as our recapitalization plan (the "Plan") became effective. See Note 2 in the Notes to the consolidated financial statements for a summary of the material features of the Plan.

         As of July 30, 2002, we implemented fresh-start accounting under the provisions of Statement of Position ("SOP") 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under SOP 90-7, our reorganized fair value was allocated to our assets and liabilities, our accumulated deficit was eliminated, and our new equity was issued according to the Plan as if we were a new reporting entity. In conformity with fresh-start accounting principles, Predecessor Mpower Holding recorded a $244.7 million reorganization charge to adjust the historical carrying value of our assets and liabilities to fair market value reflecting the allocation of our $87.3 million estimated reorganized equity value as of July 30, 2002. We also recorded a $315.3 million gain on the cancellation of debt on July 30, 2002 pursuant to the Plan. As a result, our net operating loss carryforwards, which were subject to annual use limitations before the reorganization, have been significantly reduced.

         As a result of our reorganization, the financial statements published by us for the periods following the effectiveness of the Plan will not be comparable to those published before the effectiveness of the Plan.

RESHAPING MPOWER

         Our scaling back of operations from September 2000 through May 2001, canceling more than 500 existing collocations and canceling plans to enter the Northeast and Northwest regions followed by emergence from Chapter 11 and the recapitalization of our balance sheet were significant steps in a sequential process to reshape our company. Through the pre-negotiated Chapter 11 proceeding, we eliminated $593.9 million in carrying value of long-term debt settled and preferred stock in exchange for $19.0 million in cash and 98.5% of the common stock of our reorganized company. This process reduced our debt and preferred stock by approximately 92%. In November 2002, we repurchased $49.2 million in carrying value of our 2004 Notes for $14.2 million in cash. In January 2003, we repurchased the remaining $2.1 million in carrying value of our 2004 Notes for $2.2 million in cash. This transaction removed all liens on our network equipment.

         With our long-term debt eliminated, the second step in the process of reshaping our company was to significantly bring down our cash burn rate. We first began to see cash conservation as a priority in September 2000 when we pulled back on our network expansion plans. Since that time, we have continued to scale back our market footprint and have made significant operational improvements which resulted in efficiencies including reduced headcount and lower selling, general and administrative expenses ("SG&A") and capital expenditures. In January 2003, we announced the sale of our customers and assets in Florida, Georgia, Ohio, Michigan and Texas. The Asset Sales of Ohio, Michigan and Texas were completed in March 2003. The remaining Asset Sales were completed in April 2003. The Asset Sales accomplished three things: significantly reduced our cash burn, brought us additional cash through the sale of the markets, and resulted in geographic concentration for the rest of our business.

         The final step in reshaping our company is to accelerate our growth in the markets within which we currently operate. We intend to accomplish this through organic growth, the increased investment in our sales force which we expect to result in the acceleration in the growth of our customer base, as well as growth through strategic transactions. In terms of strategic transactions, we will continue to explore opportunities to increase our customer base through merger and/or acquisition transactions that we would expect to be accretive to shareholder value.

COMPANY OVERVIEW

         Mpower Communications Corp. is a facilities-based communications provider offering an integrated bundle of broadband data and voice communication services to business customers. We provide a full range of telephone, high-speed data, Internet access, and Web hosting solutions in Las Vegas, Nevada, Chicago, Illinois and throughout California.

         As a facilities-based provider, we own and control a substantial amount of our network infrastructure and bring the power of that directly to our customers. Our regional footprint provides us concentrated service coverage and experience in the markets we serve.

We acquire new customers primarily through our dedicated account managers who personally work with customers to find the best solution for their unique communications needs. We also maintain relationships with agents and have a telemarketing sales organization. We intend to aggressively grow our sales agent channel. We plan to continue to evolve our product and service offerings in order to maximize the value perceived by our customers while delivering such products and services as cost-effectively as possible.

         We maintain a Web site with the address www.mpowercom.com. We have not incorporated by reference into this report on Form 10-K the information on our Web site and you should not consider it to be a part of this document. Our Web site address is included in this document for reference only. We make available free of charge (other than an investor's own Internet access charges) through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, through a link to the EDGAR database, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

MARKET OPPORTUNITY

         We believe we have a significant market opportunity as a result of the following factors:

IMPACT OF THE TELECOMMUNICATIONS ACT OF 1996

         The Telecommunications Act of 1996 allows CLECs to use the existing infrastructure established by incumbent carriers, as opposed to building a competing infrastructure at significant cost. The Telecommunications Act requires all incumbent carriers to allow CLECs to collocate their equipment in the incumbent carrier's central offices. This enables us to access customers through existing telephone line connections. The Telecommunications Act created an incentive for incumbent carriers that were formerly part of the Bell system to cooperate with CLECs by precluding each of these incumbent carriers from providing long distance service in its region until regulators determine there is a significant level of competition in the incumbent carriers' local market. See "Government Regulations."

NEEDS OF SMALL AND MEDIUM-SIZED BUSINESSES FOR INTEGRATED COMMUNICATIONS
SOLUTIONS

         Small and medium-sized businesses are our primary customer target. Small and medium-sized businesses are subject to the cost and complexity of using multiple service providers: local dial-tone providers, long distance carriers, Internet service providers and equipment integrators. We believe these businesses can benefit significantly from an integrated cost-effective communications solution delivered by a single provider.

GROWING MARKET DEMAND FOR HIGH-SPEED DATA SERVICES

         The rise of the Internet as a commercial medium as well as a necessary business tool has driven the demand for high-speed data services. Businesses are increasingly establishing Web sites and corporate intranets and extranets to expand their customer reach and improve their communications efficiency. To remain competitive, small and medium-sized businesses increasingly need high-speed data and Internet connections to access critical business information and communicate more effectively with employees, customers, vendors and business partners.

SHRINKING COMPETITIVE LANDSCAPE

         The shake out in the telecommunications industry in recent years has significantly reduced the number of competitors in the marketplace. Many companies in the competitive communications industry have succumbed to heavy debt loads and burdensome interest payments without the revenue streams to compensate, and therefore have not been able to sustain their business model. As a result, fewer competitors are vying for the same customers.

THE MPOWER SOLUTION

         In today's competitive business landscape, businesses must utilize every advantage to gain additional market share. We believe companies that most efficiently meet customer needs will have the upper hand in gaining new business. Advances in telecommunications and technology are vital resources in this environment. We believe stakeholders will tend to choose communications providers that have a proven track record of successfully providing solutions that help overcome business challenges, maintain a solid balance sheet, are "easy to do business with" and offer a competitive advantage.

         We believe we are such a service provider. The product and service offerings we deliver are designed to assist businesses in enhancing the efficiency and effectiveness of an organization, while decreasing expenses in both hard and soft dollars. We seek to understand business challenges and build the appropriate solutions. We believe we have both the agility and capability to tailor our services in the most meaningful configuration for our customers.

FACILITIES-BASED NETWORK

         We were one of the first competitive communications carriers to implement a facilities-based network strategy. As a result, we own the network switches that control how voice and data communications originate and terminate, and we lease the telephone lines or transport systems over which the voice and data traffic are transmitted. We install much of our network equipment at collocation sites of the incumbent carriers from whom we lease standard telephone lines. As we have already invested in and built our network, we believe our strategy has allowed us to establish and sustain service in our markets at a comparatively low cost while maintaining control of the access to our customers.

         Our network consists of 294 incumbent carrier central office collocation sites, of which 280 are SDSL capable and 214 are T1 capable. This means that of our 294 total collocation sites, we can provide our customers SDSL services in 280 or 95% of the 294 collocation service areas and we can provide T1 services in 214 or 73% of the 294 collocation service areas. In April 2004, we will begin selling T1 services to customers using facilities that do not directly connect to our collocation sites. We refer to this as "off network." Having off network facilities increases our number of potential customers. We have established working relationships with Verizon, Sprint, and Southwestern Bell Corporation (including its operating subsidiaries PacBell and Ameritech, collectively referred to as "SBC"). As of March 2004, we have over 258,000 billable lines in service.

INTELLIGENT NETWORK DESIGN

         Traditional service providers deliver narrowband voice and data services over a circuit-switched network. When these services are bundled they are delivered over "separate" voice and data networks. We fully assimilate the mature, proven components of traditional Time Division Multiplexing ("TDM") technology with cost efficiencies of packet-switched data networks. Our Internet Protocol ("IP")-enabled system integrates voice and data services into a single platform, resulting in our ability to provide voice and data services to our customers at a lower operating cost.

BUSINESS STRATEGIES

         Targeting Small and Medium-Sized Businesses. We believe the small and medium-sized business customer base generates an estimated 55% of all local telephone service revenues. We target suburban areas of the metropolitan areas we serve because these areas have high concentrations of small and medium-sized businesses. By providing a package of voice and data services and focusing on small and medium-sized business sales, we believe we will gain a competitive advantage over the incumbent carrier, our primary competitor for these customers.

         Direct Sales Force. In order to better align the needs of our customers with the skills of our direct sales force, we have established two distinct sales forces to create a strategy that allows us to benefit from the unique talents in our sales organization.

         Major Markets: This sales channel focuses on multi-location, higher revenue prospects. It sells all of our product and service offerings with a focus on primary rate interfaces ("PRIs"), trunks, data T1 services and long distance.

         Mid Markets: This sales channel focuses on simpler sales environments with a shorter sales cycle. It sells all of our product and service offerings with a focus on plain old telephone service ("POTS"), DSL, and our integrated T1 services.

         When fully staffed, we expect to have approximately 40 quota carrying account managers serving our major markets customers and prospects. We expect to have approximately 80 quota carrying account managers serving our mid markets customers and prospects. The number of sales people allocated to these channels could change based on business results of each channel.

         Product and Service Offerings. We focus on offering bundled communications packages to our small and medium-sized business customers. These services include integrated T1 services, trunks and PRIs, as well as traditional voice and data services (see Product & Service Offerings below).

         Increase Market Share and Profitable Revenue. We plan to continue to aggressively sell into our existing network footprint and target customers within that footprint with the product and service offerings that we believe will generate the highest margin revenue. We expect that the vast majority of these services will be delivered to our customers under term contracts. We believe that this strategy will further increase the quality of our revenue streams. We expect that the majority of network expansion will be centered around augmentation of our existing network to further enhance our product and service offerings and service delivery capabilities.

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

         Optimize Current Network Infrastructure. The footprint of our facilities-based network is completely built out and operational. All of our traffic and revenue is on-switch, allowing us better control over our costs. Our strategy going forward is to maximize the investment in this infrastructure and increase market share in the areas we serve. Our ability to provide certain of our T1 service offerings off network is a part of our overall strategy to increase our market share while containing costs.

         Dynamic Allocation of Bandwidth: As part of our product and service offerings for businesses, our voice and data integrated solutions product, as described below, is uniquely designed to give customers the ability to use dynamically allocated bandwidth coupled with combining our customer's data and voice needs on one medium. This simply means that data bandwidth fluctuates (increases or decreases) based on phone usage. Customers serviced by many of our competitors will typically be required to designate certain amounts of bandwidth for data traffic and certain amounts for voice traffic. Our integrated T1 service provides the ability for our customers to use the entire circuit for data transfers while still being able to place and receive phone calls all on one circuit.

         National Network Operations Center and Traffic Monitoring: Our national operations center ("NOC") provides a high standard of network availability at 99.998% at December 31, 2003, coupled with reliability. Our NOC utilizes Fault, Configuration, Accounting, Performance and Security ("FCAPS") management to manage our network footprint.

         Operations Support System. We have a comprehensive operations support system to manage our business. Our system provides integrated features addressing customer care, billing and collections, general ledger, payroll, fixed asset tracking, and personnel management. Our systems have the ability to adapt to multiple incumbent carrier provisioning systems, which can improve our operating efficiencies and effectiveness. For our customers, we recently launched NetBill - a simple and secure way to view and pay bills online and manage their telecommunications accounts.

         Timely and Accurate Provisioning for Customers. We believe one of the keys to our success is effectively managing the provisioning process for new customers. We have a standardized service delivery process and consolidated service delivery centers, which significantly reduce our provisioning intervals and improve our provisioning quality metrics. In addition, through electronic order interfaces with all of the incumbent carriers, we have been able to substantially reduce the time, number of steps and duplication of work typically involved in the provisioning process. For customers, our implementation team ensures that services are typically installed in a smooth and timely fashion. This team manages the migration of existing services from data and information gathering through installation and service activation.

         Quality Customer Care. We have a professionally trained workforce that seeks to generate customer satisfaction. We operate one main call center that handles general billing, customer care and related issues for all of our customers. Through low employee attrition, we believe our call center has been able to develop a professional "teamwork" approach to assisting with any customer issues.

         We believe our call center performs at a high level of proficiency, while continually meeting service level targets for our customers. Our call center is focused on first call resolution, which involves both an enhanced automated call distribution system that directs callers into the customer service center based on the type of question they have, and specially trained agents with the tools to resolve customer issues. Our service representatives use our operations support system to gain immediate access to our customers' data, enabling quick responses to customer requests and needs at any time. This system also allows us to present our customers with one fully integrated monthly billing statement for all communication services. We believe that providing quality customer service is essential to offering a superior product and service offering to our customers and creating customer loyalty.

         Our quality customer "experience" is evidenced by our over 90% customer satisfaction rating received from new customers we polled 45 days after they join Mpower. This rating is a 13 month average through March 1, 2004.

         One measure of customer satisfaction is "churn." Churn is defined as the percentage of lines that are disconnected in any given period of time. Our average monthly churn for business lines during the fourth quarter of 2003 was approximately 1.8% and has been steadily decreasing over the prior several quarters.

SALES APPROACH

         We provide personal relationships for businesses that are designed to save our customers time, energy and money. The Mpower team consists of the following functions, whose responsibilities are as indicted below:

- DEDICATED ACCOUNT MANAGERS: Understand our customers' businesses and determine the best communications solution to meet their needs. Our organization structure has two distinct sales channels to separately pursue "major markets" and "mid markets" customers.

- SALES ENGINEERS: Provide technical expertise, solution design and interface with IT partners and vendors.

- FIELD MARKETING: Provide focused materials and qualified leads for key vertical markets such as real estate, automotive, financial and retail food.

- PROVISIONING REPRESENTATIVES: Communicate with customers to ensure high quality conversions.

- FIELD TECHNICIANS: Provide smooth installations and timely field repair.

-        CUSTOMER CARE ASSOCIATES: Committed to exceeding customer expectations.

- CUSTOMER ACCOUNT MANAGERS: Located in each market to provide local-level support.

         We take a "feet-on-the-street" approach to both sales and marketing. As of March 2004, we employed approximately 104 quota-carrying sales personnel and an additional approximately 71 sales support personnel. During 2003, approximately 87% of our new sales were acquired through our direct sales force and supporting staff. Our account managers personally meet with customers to determine the best communications solution for them. As a result of this design, much of our business comes through referrals and networking. We have a highly focused relationship-building approach which seeks to generate well-managed, profitable growth through increased market share with minimal customer turnover. Our two sales organization channels (Major Markets and Mid Markets) are divided into teams within markets. Our direct sales efforts are complemented by our telemarketing and agent channels.

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

PRODUCT & SERVICE OFFERINGS

         As an integrated service provider, we offer a variety of voice and data services that come as a bundled solution, or can be conveniently packaged or purchased as stand-alone products.

DATA AND INTERNET SERVICES

         Our IP network is designed to provide data solutions that meet the needs of today's growing businesses. We believe that our IP network is secure, reliable and advanced. We deliver data in three ways:

-        Over an economic variable speed loop with Modem (SDSL),

-        Over a dedicated circuit (typically a T1, which we call
         "MpowerConnect"), and

-        Integrated with Voice (typically over a T1, which we call
         "MpowerOffice").

VOICE AND DATA INTEGRATED SOLUTIONS

         Our IP network infrastructure enables integration of business voice and data communications and e-commerce applications, while streamlining business processes by way of the Internet. We package voice and data applications to provide value-added solutions from one provider, one point of contact and one invoice.

The MpowerOffice service offering includes:

-        High speed Internet access: 768k, 1.1 Megabit ("Mb") or 1.5Mb

-        Voice lines: 4 - 24 lines

-        Choice of call control services: unlimited features or Centrex

-        Remote Internet access: 3 dialup accounts

- IP applications: 20 email accounts, 70Mb web space and domain name service ("DNS") (up to 4 domains)

The MpowerEnterprise service offering includes:

-        High speed Internet access: 1.544 Megabits per second ("Mbps")

-        Integrated services digital network ("ISDN") PRI: 23 channels

- Choice of call control services: 40 direct inward dialing ("DIDs"), CallerID, Automatic Channel Selection and Hunting

-        Long Distance: 1,000 free domestic minutes.

SDSL HIGH SPEED INTERNET

         SDSL High-Speed Internet uploads and downloads files at equally fast rates, providing Internet access at speeds equal to that of a T1--but at a fraction of the cost. Our SDSL offers equal upstream and downstream speeds of up to 1.5 Mbps. Unlike Asymmetrical Digital Subscriber Line ("ADSL"), which only allows quick downloads, SDSL has the power to both receive and send large files at high speeds. SDSL can move data 50 times faster than a dial-up modem and 10 times faster than ISDN. Our SDSL service offering includes:

-        Multiple convenient tiers of speed up to 1.544 Mbps

-        SDSL modem

-        Web hosting

-        Email addresses

-        Domain name hosting

-        Always-on, secure high-speed Internet connection

-        24/7 repair support

-        Full domain name registration and email support.

MPOWERCONNECT

         MpowerConnect is fast, reliable Internet access with up to a full T1-worth of bandwidth. Use of a T1 bypasses distance limitations associated with some technologies and offers many benefits in terms of service quality while providing 1.544 Mbps of bandwidth. Our product and service offering includes both integrated voice and data T1 packages, as well as a data-only T1 service. Delivered through a combination of telephone and data network facilities, MpowerConnect is designed to be predictable, stable, fully symmetric, and feature speeds of up to 1.544 Mbps. Additional features, such as blocks of IP addresses, custom email accounts, and Web Hosting, are also available.

         Standard packages are available at either 768 Kilobits ("Kbps") or
1.544 Mbps Internet access speeds, with a variety of feature package upgrades and a la carte feature options including:

-        DNS of public IP services such as Web Hosting and email

-        Custom email addresses

-        40, 70, or 100 Mb Web Hosting

-        Dial-up Internet account

-        Block of up to 4, 8, or 16 IP addresses.

         Web hosting: Our customers can register a new domain name or transfer a current domain name to our servers. Our servers will be the origination point for our customer's company's online presence including their email services. Additional options are available to build online storefronts with secure online credit card transactions.

         Email: We offer email services with many features and hosted in our data centers. We offer Username@mpowermail.net email addresses and domained email accounts are also available.

VOICE SERVICES

         Our intelligent network has been designed to provide the platform to provide the highest level of quality and reliability to deliver local and long distance telephone services. We offer many combinations of voice services. A full suite of features and calling plans are also available. Voice services options include:

- Mpower PRI: A solution for businesses with high call volumes, includes local service, 40 direct-dial numbers, caller ID, flat rate local and local-toll usage, low long distance rates, among other features.

- Mpower Trunks: Cost-effective, digital voice communications with applications for call centers, general office use, smaller offices and sales offices.

- Mpower Business Voice Services: A complete menu of custom calling features, local number portability, 911, directory, long distance information services, among other features.

- Centrex: Standard features include unique phone numbers for each employee, 3-way calling, last number redial with additional features available.

- Long Distance: Long distance service across the country and internationally at competitive rates.

- Calling Card: Customers can make calls from anywhere and take advantage of our low rates.

- Mpower Business Toll-Free Service: Toll-free phone numbers with no setup fees, monthly fees or minimums. Service options available for U.S., Canada and the Caribbean.

- Voicemail: Retrieve messages from any touch-tone phone, post greeting announcements and store messages for up to 30 days. Optional features allow for expansion of voice mail capacity.

- Local Operator Services support analog business lines, digital trunks and ISDN PRI.

-        Long Distance Operator Services are provided for domestic (1+ and Toll
         Free), international and calling card.

- Features - Call control services: An extensive list of customer calling and Centrex features in addition to voicemail and audio and web conferencing.

MARKETS

         As of March 2004, we operate in five markets in three states and have 294 incumbent carrier central office collocation sites and 74 offnet collocations. The major markets in our footprint are: Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois. The table below shows the distribution of our central office collocation sites within these markets.

                              NUMBER OF COLLOCATIONS
                              ----------------------
         MARKET               ON-NET         OFF-NET
------------------------      ------         -------
Los Angeles ............      142              32
San Diego ..............       28               5
Northern California.....       40              10
Las Vegas ..............       18             ---
Chicago ................       66              27
                              ---             ---
Totals .................      294              74
                              ===             ===

         We believe there is significant scaling potential within our existing market footprint, given our past success in market penetration in our base of original markets. In addition, our robust network backbone is scalable and can provide reliability and service quality across our collocation footprint, while affording us the benefit of spreading the fixed costs across our markets. Use of off network facilities will also allow us to sell certain T1 services to customers that are not within the geographic reach of our collocation sites.

NETWORK ARCHITECTURE AND TECHNOLOGY

NETWORK ARCHITECTURE

         Our IP network uses an integrated IP-based architecture to deliver converged voice and data over a single platform with seamless integration and delivery.

         Our integrated voice and data offerings are delivered over a single, IP-based network with a single invoice as opposed to an alternative which cobbles together products and services over multiple networks and manages multiple business support systems.

         Network Technology:

         -        Facilities-based network,

         -        Can support multiple "last mile loop" access method,

         -        Single, integrated voice and data network, and

         - Network design benefits from favorable economics of Voice over IP ("VoIP"), Internet and packet-based technologies.

         We believe our network technology offers the following benefits to our customers:

         -        Seamless installation, integration and lower costs

         - Dynamic, efficient use of bandwidth - all applications using the same facility

         - Single bandwidth facility easier to manage as compared to voice channels and bandwidth

         -        Today's data business applications utilize IP protocol

         -        One point of contact with one bill.

         Traditional networks provide narrowband voice and data services over a circuit-switched network. When these services are bundled, they are delivered over "separate" voice and data networks. Our IP network infrastructure enables integration of business communication and commerce applications, while streamlining business processes by way of the Internet.

         Our facilities-based, local telephone and data network consists of seven switches and 368 network access points providing extensive service coverage in Las Vegas, Nevada, Chicago, Illinois and throughout California. Our network features:

-        Industry leading vendors at every layer of network architecture

-        Comprehensive collocation coverage in every market

- Network architecture which fully supports integrated communications services from POTS to Integrated Voice and Data over IP, and designed to support future technologies

-        Our network reliability exceeded 99.998% at December 31, 2003.

         We were one of the first competitive communications carriers to implement a facilities-based network strategy. As a result, we own the network switches that control how voice and data transmissions originate and terminate, and we lease from the incumbent local carrier only the telephone lines over which the voice and data traffic are transmitted. In addition, Federal Communications Commission ("FCC") regulations currently require incumbent carriers to lease telephone lines to us at just and reasonable rates. Because we have already invested and built our network, we are able to serve our markets at a comparatively low cost while maintaining control of the access to our customers. By comparison, many CLECs do not control their own facilities and, therefore, are much more dependent upon the local Bell companies and the federal and state regulatory environment in order to ensure the viability of their business plans.

         We have implemented a strategy enabling us to own the hardware that routes voice calls and data traffic, which we refer to as "switches," while leasing the telephone lines and cable over which the voice calls and data traffic are actually transmitted, which we refer to as "transport." We use three basic types of transport to transmit voice calls and data traffic. First, we lease the standard telephone line from the incumbent carrier. This allows us to move voice calls and data traffic from a customer's location to the nearest central office owned by the incumbent carrier. Inside these central offices, we have equipment that allows us to deliver the services we sell to our customers. Second, we lease network capacity from other communications companies, which connects the equipment we installed in the central office of the incumbent carrier to our switches. Third, we lease additional network capacity from other communications companies, which connect our switches to each other and allow us to complete our customers' long distance calls to national and international destinations in addition to providing our customers connectivity to the Internet. We believe this network strategy provides us an efficient capital deployment plan, which should allow us to achieve an attractive return on our invested capital.

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

         Once we install equipment in the collocation sites we lease from the incumbent carrier, we initiate service to a customer by arranging for the incumbent carrier to physically disconnect a standard telephone line from their equipment and reconnect the same standard telephone line to our equipment. When the standard telephone line has been connected to our equipment, we have direct access to the customer and can deliver our voice and data services. Any future changes the customer wishes to make, such as purchasing more services from us, are under our direct control.

         We have installed our equipment in 294 collocation sites as of March 2004, and serve another 74 adjacent collocations by way of off network facilities for a total of 368 collocations in our five markets. We will begin to sell into these off network areas commencing in April 2004. Our seven host switching sites are connected to each other, which allows us to transmit data traffic using asynchronous transfer mode ("ATM") technology. Asynchronous transfer mode technology allows both voice calls and data traffic to be transported in digital form over a single cable connection at high speeds and reasonable costs. By deploying SDSL and T1 technology into our network, we are now able to transport both voice calls and data traffic in digital form on a single telephone line from a customer's location to one of our switches.

SDSL TECHNOLOGY

         Using SDSL technology, we can increase the amount of information we carry on a standard telephone line, which we refer to as bandwidth, to up to 1.5 Mbps. This bandwidth is the equivalent of 24 regular voice telephone lines. Our SDSL equipment is programmed to allocate the available bandwidth. For example, voice calls are carried at 64 Kbps; if a customer has eight phone lines and all are in use at the same time, then 512 Kbps (eight phone lines multiplied by 64 Kbps each) of the total 1.5 Mbps are allocated for the voice calls. The remaining bandwidth, up to 1024 Kbps, is available to carry the data traffic.

         We believe the SDSL technology significantly reduces our customers' potential for service outages when the incumbent carrier moves the standard telephone line from their equipment to ours. Additionally, we believe this technology reduces our costs since we lease a reduced number of standard telephone lines per customer from the incumbent carrier. For example, if a customer today has eight voice lines, we must order from and provision through the incumbent carrier eight individual standard telephone lines. If the same customer were to buy our service offering and we deliver the service using SDSL technology, we only order and provision one standard telephone line from the incumbent carrier and are still able to provide eight voice lines to the customer.

T1 TECHNOLOGY

         With 4-wire T1 technology we reduce the impact of distance limitations and service quality sometimes associated with SDSL. A T1 will consistently offer
1.544 million Mbps data speed. With this technology, we now have an alternative to SDSL when network restrictions will not permit SDSL usage. Our T1 product and service offerings provide customers a choice between integrated service, data-only service and trunks. All use the same underlying transport and equipment technology.

         "Integrated" service refers to the combination of both traditional voice services such as local and long distance service, and high speed Internet connectivity. It refers to a service that offers both voice and data across a single cable. Hardware specifically designed to manage these various types of traffic is needed at both the customer premise and within our network. This service allocates unused bandwidth from telephone lines not in use to the usable data bandwidth. For example: A customer purchases a package of 8 voice lines and 1 Mbps of data bandwidth. When the customer is not using any of the voice lines, the customer will receive the full 1.544 Mbps for data. However, if the customer is using all of the voice lines, only 1 Mbps will be available for data.

         The "data-only" T1 service provides a more robust and higher bandwidth data offering that routes Internet traffic directly to the Internet backbone. Customers receiving this service will not receive any voice lines, but likewise there will be no voice lines to limit bandwidth. Even though no voice lines come with the package, the same customer premise device is used in order to maintain a consistency of equipment in our network.

         The "trunk" service provides up to 24 channels over a single T1 for carrying voice or data traffic to and from the customers Private Branch Exchange ("PBX") or Key System. With our trunk service, the customer provides the equipment at their premise. Our T1 trunk services offer various features with five different pathing options including DID (Direct Inward Dialing).

CUSTOMER PREMISE EQUIPMENT ("CPE")

         We use two basic types of equipment at the customer premise. One is called a "modem" and the other an Integrated Access Device ("IAD"). A modem is used for an SDSL data-only connection. Here, no voice ports are needed and therefore the modem is adequate to support the SDSL connection. The modem communicates with our collocation by way of a DSL link and the customer's network by way of an Ethernet link. The IAD is used for SDSL integrated access, T1 integrated access and T1 Data Only. Within our network on the Wide Area Network ("WAN"), the IAD has a built-in modem which communicates with the SDSL and/or T1 link. From the customers' perspective, the IAD appears as regular phone service for the voice channels, and an Ethernet port for data traffic. An IAD is also used for the Data-Only T1 service to reduce the number of devices used at the customer premise.

INTERCONNECTION AGREEMENTS AND COMPETITIVE CARRIER CERTIFICATIONS

         In the ordinary course of business, we have negotiated interconnection agreements with SBC Corp. (with its California and Illinois subsidiaries), Sprint Nevada and Verizon California. We will be negotiating new agreements as these current agreements expire during 2004. These agreements specify the terms and conditions under which we lease unbundled network elements ("UNEs") including type of UNE, price, delivery schedule, and maintenance and service levels. The term of these agreements is generally two years. The agreements provide for continued enforceability while the parties negotiate and, if necessary, arbitrate the terms and conditions of a new agreement.

         We possess certificates of public convenience and necessity in each of our markets. This certifies that we are approved to provide telephone service as both a local telephone company and long distance carrier in all of our existing markets.

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

         Our charges for interstate access services, which includes the use of our local facilities by other carriers to originate and terminate interstate calls, remain governed by tariffs. In April 2001, the FCC adopted new rules that limit our rates for these services. Under these rules, which took effect on June 20, 2001, competitive carriers were required to reduce their switched access charges to rates no higher than 2.5 cents per minute. After one year (effective June 2002), the rate ceiling was reduced to 1.8 cents and after two years (effective June 2003) to 1.2 cents per minute. After three years (effective June
2004), all competitive carriers will be required to charge rates no higher than the incumbent telephone company, currently in the range of 0.7 to 1.0 cents per minute.

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

                  Unbundled Access. All incumbent carriers are required to provide access to specified individual components of their networks, which are sometimes referred to as UNEs, on nondiscriminatory terms and at prices based on cost, which may include a reasonable profit.

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

         In August 2003, the FCC released its Triennial Review Order in connection with the FCC's review of UNEs. The incumbent carriers are required to sell to competitive carriers such as us at forward-looking or Total Element Long Run Incremental Cost ("TELRIC") rates, which reflect efficient costs plus a reasonable profit. Competitive carriers such as us may depend upon the ability to obtain access to these UNEs in order to provision services to their customers. The FCC ordered that it would de-regulate access to the incumbent carriers' fiber/broadband network but would continue to require that incumbents provide access to their copper network and to digital signal level 1 ("DS-1") and digital signal level 3 ("DS-3") loops and transport. We primarily buy access to the incumbents' copper network and to DS-1s/T-1s. Although the FCC found that competitive carriers are impaired without access to UNE loops and transport, the FCC provided state commissions with an analytical framework to determine impairment on a local basis.

         On March 2, 2004, the U.S. Court of Appeals for the District of Columbia Circuit issued its opinion in United States Telecom Associations v. FCC, No. 00-1012 ("USTA Decision") affirming the de-regulation of access to the incumbent carriers' broadband networks and vacating the FCC rules delegating authority to the states. The USTA Decision is stayed until May 1, 2004. The FCC has sought a stay and review by the U.S. Supreme Court. If the USTA Decision does go into effect, our ability to obtain access to certain UNEs may become more costly. Regardless of the outcome, we expect to be able to continue to purchase some network elements from competitive carriers at market rates (e.g., such as transport which is used to connect parts of our network). At present, it is not possible to predict how future rates will compare to the current TELRIC rates but it is possible that further changes to the rules could adversely affect our cost of doing business by increasing the cost of purchasing or leasing network facilities.

         The FCC's Triennial Review Order and the District of Columbia Circuit Court's appellate review of the Triennial Review Order have little negative impact upon us. The appellate decision affected the availability of certain UNEs (e.g. switching) upon which we do not rely. Since our traffic runs on switches and wire center equipment we own, we do not rely on ILEC switching to provide service to our customers. Nevertheless, the de-regulation of access to the incumbent carriers' broadband networks and vacation of the FCC rules delegating authority to the states may have a significant impact on telecommunications competition in the future. It is not possible to predict the extent of its impact on us.

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

         In November 2001, the FCC initiated two rulemaking proceedings to establish a core set of national performance measurements and standards for evaluating an incumbent carrier's performance in provisioning wholesale facilities and services to competitors. It sought comment on a set of specific performance measurements and on related issues of implementation, reporting requirements, and enforcement mechanisms. We cannot predict the ultimate outcome of these proceedings and it is not clear when, or if, the FCC will complete this proceeding.

         In December 2001, the FCC initiated a review of the current regulatory requirements for incumbent carriers' broadband telecommunications services. Incumbent carriers are generally treated as dominant carriers, and hence are subject to certain regulatory requirements, such as tariff filings and pricing requirements. In this proceeding, the FCC seeks to determine what regulatory safeguards and carrier obligations, if any, should apply when a carrier that is dominant in the provision of traditional local exchange and exchange access services provides broadband service. A decision by the FCC to exempt the incumbent carriers' broadband services from traditional regulation could have a significant adverse competitive impact. However, it is not clear when, or if, the FCC will complete this proceeding.

         The Telecommunications Act also contains special provisions that replace prior antitrust restrictions that prohibited the regional Bell operating companies from providing long distance services and engaging in communications equipment manufacturing. Before the passage of the Telecommunications Act, the regional Bell operating companies were restricted to providing services within a distinct geographical area known as a local access and transport area ("LATA"). The Telecommunications Act permits the regional Bell operating companies to provide interLATA long distance service immediately in areas outside of their market regions and within their market regions once they have satisfied several procedural and substantive requirements, including:

         - a showing that the regional Bell operating company is subject to meaningful local competition in the area in which it seeks to offer long distance service; and

         - a determination by the FCC that the regional Bell operating company's entry into long distance markets is in the public interest.

         Verizon and SBC have obtained authority to provide interLATA long distance services in substantially all of their operating areas and are authorized to compete throughout their operating areas with packages of bundled services, or "one stop shopping." With the completion of this process, incentives for incumbent carriers to improve service to competitive carriers like us in order to obtain interLATA long distance authority will be virtually eliminated while at the same time, the regional Bell operating companies will be in a position to become more efficient and attractive competitors.

         After the passage of the Telecommunications Act of 1996, the FCC adopted its current pricing rules based on TELRIC of a UNE. In September 2003, the FCC initiated a review of these rules applicable to the pricing of UNEs. The FCC review will determine whether the rules foster competition and investment. We cannot predict the outcome of this review.

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

         In May 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy program. This order established new subsidies for telecommunications and information services provided to qualifying schools, libraries and rural health providers. The FCC also expanded federal subsidies for local dial-tone services provided to low-income consumers. Providers of interstate telecommunications service, including us, must contribute to these subsidies. Subsequently, the FCC created additional subsidies that primarily benefit incumbent telephone companies. On a quarterly basis, the FCC announces the contribution factor proposed for the next quarter. For the first quarter of the year 2004, the contribution factor is $0.087 of a provider's interstate and international revenue for the third quarter of 2003. We intend to recover our share of these costs through charges assessed directly to our customers and participation in federally subsidized programs. The FCC is considering proposals to change the way contributions are assessed, but we cannot predict when or whether the FCC will act on these proposals.

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

         The FCC Triennial Review Order provides for state regulatory agencies to determine whether competitive carriers would be impaired if certain unbundled network elements - switching, transport, local loops - should be removed from the list of UNEs that incumbent carriers must provide. Since we utilize our own switches, if one or more state commissions find that CLEC's are not impaired without the switching UNE, such a finding would not adversely impact us. The Triennial Review Order concluded that competitive carriers would be impaired without loops and transport UNEs. Regulatory dockets have been initiated in all states in the last quarter of 2003 to determine the impairment/nonimpairment issue on a local basis. A finding of non-impairment by state regulatory agencies with respect to loops and transport UNEs could have a significant adverse negative impact on our business. However, the District of Columbia Court of Appeals decision vacated the FCC rules delegating authority to the states to determine the impairment/nonimpairment issue. The decision is stayed until May 1, 2004. The FCC is seeking a further stay and review by the U.S. Supreme Court. The final outcome of the appellate process is unknown at this time but it is possible that further changes to the rules could adversely affect our cost of doing business by increasing the cost of purchasing or leasing network facilities from the incumbent carriers.

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

         Incumbent carriers also have long-standing relationships with regulatory authorities at the federal and state levels. While regulatory initiatives which allow competitive carriers to interconnect with incumbent carrier facilities provide increased business opportunities for us, interconnection opportunities have been and likely will continue to be accompanied by increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent carriers. If the incumbent carriers are allowed by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to their networks, our operating margins could be materially adversely affected. Future regulatory decisions that give the incumbent carriers increased pricing flexibility or other regulatory relief could have a material adverse effect on us.

Competitive Carriers/Long Distance Carriers/Other Market Entrants

         We face, and expect to continue to face, competition from long distance carriers, including AT&T, MCI, and Sprint, seeking to enter, reenter or expand entry into the local exchange market. We also compete with other competitive carriers, resellers of local dial-tone services, cable television companies, electric utilities, microwave carriers and wireless telephone system operators.

         The Telecommunications Act includes provisions that impose regulatory requirements on all incumbent carriers and competitive carriers but grants the FCC expanded authority to reduce the level of regulation applicable to these common carriers. The manner in which these provisions of the Telecommunications Act are implemented and enforced could have a material adverse effect on our ability to successfully compete against incumbent carriers and other communications service providers.

         The Telecommunications Act radically altered the market opportunity for competitive carriers. Many existing competitive carriers that entered the market before 1996 had to build a fiber infrastructure before offering services. With the Telecommunications Act requiring unbundling of the incumbent carrier networks, competitive carriers are now able to enter the market more rapidly by installing switches and leasing standard telephone lines and cable or by means of a type of resale known as an UNE-P.

         A number of competitive carriers have entered or announced their intention to enter one or more of our markets. We believe that not all competitive carriers, however, are pursuing the same target customers we pursue. We intend to keep our prices at competitive levels while seeking to provide, in our opinion, a higher level of service and responsiveness to our customers. Innovative packaging and pricing of basic telephone services are expected to provide competitive differentiation for us in each of our markets.

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

DATA AND INTERNET SERVICES

         We expect the level of competition with respect to data and Internet services to intensify in the future. We expect significant competition from:

         - Incumbent Carriers. Incumbent carriers sell commercial DSL services. Some incumbent carriers have announced they intend to aggressively market these services to their residential customers at attractive prices. In addition, most incumbent carriers are combining their DSL service with their own Internet service provider businesses. The incumbent carriers have an established brand name in their service areas, possess sufficient capital to deploy DSL services rapidly and are in a position to offer service from central offices where we may be unable to secure collocation space.

         - Traditional Long Distance Carriers. Many of the leading traditional long distance carriers, including AT&T, MCI and Sprint, have expanded their capabilities to support high-speed, end-to-end networking services. These carriers have extensive fiber networks in many metropolitan areas that primarily provide high-speed data and voice services to large companies. They could deploy DSL services in combination with their current fiber networks. They also have interconnection agreements with many incumbent carriers and have secured collocation space from which they could begin to offer competitive DSL services.

         - Newer Long Distance Carriers. Numerous long distance carriers are managing high-speed networks nationwide, with direct sales forces, and are partnering with Internet service providers to offer services directly to business customers. They could extend their existing networks either alone or in partnership with others.

         - Cable Modem Service Providers. Cable television operators such as Cox Communications are offering, or are preparing to offer, high-speed Internet access over cable networks to consumers and businesses. These networks provide high-speed data services similar to our services, and in some cases at higher speeds. These companies use a variety of new and emerging technologies, including point-to-point and point-to-multipoint wireless services, satellite-based networking and high-speed wireless digital communications.

         - Internet Service Providers. Internet service providers offer Internet portal services which compete with our service. We offer basic web hosting and e-mail services and anticipate offering an enhanced set of Internet product and service offerings in the future. The competitive Internet service providers generally provide more features and functions than our current Internet portal.

PERSONNEL

         As of March 2004, we had approximately 730 employees, a 54% decrease from the approximate 1,560 employees at December 31, 2002. None of our employees are represented by a collective bargaining agreement.

                                  RISK FACTORS

         Before you invest in shares of our securities, you should be aware of various risks, including the risks described below. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks and uncertainties described below or elsewhere in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business and operations. If any of the matters included in the following risks were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, you could lose all or part of your investment.

OUR LOSSES AND NEGATIVE CASH FLOWS WILL CONTINUE IF WE ARE UNABLE TO REVERSE OUR HISTORY OF LOSSES.

         We have incurred substantial net losses and negative cash flow in each year of our existence. We will need to improve our operating results to achieve and sustain profitability and to generate sufficient positive cash flow from operations to meet our planned capital expenditures, working capital and any future debt service requirements. We have contractual commitments for approximately $25.1 million of payments during 2004 and plan to make approximately $11.0 million of capital expenditures during the year. If the revenues generated from our operations are not sufficient to cover these commitments and other operating expenses, we will need to rely on our cash balances, credit facility or other financing. Under any of these circumstances, our financial condition will be weakened.

MARKET CONDITIONS AND OUR PAST PERFORMANCE RESULTED IN OUR BANKRUPTCY REORGANIZATION IN 2002.

         We filed for bankruptcy protection in April 2002 and completed our bankruptcy reorganization in July 2002. Although we eliminated substantially all of our substantial debt burden in the reorganization, are now long-term debt free and have improved our operating performance, we still face many of the same hurdles that existed prior to the bankruptcy and that resulted in the failure of a number of companies in our industry. In particular, we still have to compete with well-entrenched, monopolistic telephone companies such as Verizon and SBC, and we must still look to these aggressive competitors to supply us with access to their facilities in order for us to serve our own customers.

THE REORGANIZATION OF OUR SALES FORCE MAY ADVERSELY AFFECT OUR OPERATING
RESULTS.

         The reorganization of our sales force has created a sales channel that focuses on large customers. These customers have more complex decision processes and more cautious approaches towards decision-making, resulting in a longer sales cycle for us. As a result of this reorganization of our sales force, there may be periods of time when the sales force is not at its optimal headcount, which may result in fewer sales and adversely affect our operating results. In addition, until a greater number of our sales personnel have been fully trained, there may be a delay in our achieving the desired effectiveness from our sales force, again adversely affecting our operating results.

IF WE ARE NOT ABLE TO OBTAIN ADDITIONAL FUNDS WHEN NEEDED, OUR ABILITY TO GROW OUR BUSINESS AND OUR COMPETITIVE POSITION IN OUR MARKETS WILL BE JEOPARDIZED.

         If we cannot generate or otherwise obtain sufficient funds, if needed, we may not be able to grow our business or devote the funds to marketing, new technologies and working capital necessary to compete effectively in the communications industry. We expect to fund any capital requirements through existing resources, internally generated funds and debt or equity financing, if needed. We may not be able to raise sufficient debt or equity financing, if and when needed, on acceptable terms or at all. This could result in stagnant or declining revenues and hence, additional losses.

FLUCTUATING OPERATING RESULTS MAY NEGATIVELY AFFECT OUR STOCK PRICE.

         Our annual and quarterly operating results may fluctuate as a result of numerous factors, many of which are outside of our control. These factors include:

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

         -      our ability to successfully operate and maintain our networks

         -      the rate at which customers subscribe to our services

         - decreases in the prices for our services due to competition, volume-based pricing and other factors

         - the development and operation of our billing and collection systems and other operational systems and processes

         - the rendering of accurate and verifiable bills from the incumbent local exchange carriers ("ILECs") from whom we lease transport and resolution of billing disputes

         - the incorporation of enhancements, upgrades and new software and hardware products into our network and operational processes that may cause unanticipated disruptions

         - the interpretation and enforcement of regulatory developments and court rulings concerning the 1996 Telecommunications Act, interconnection agreements and the antitrust laws.

         If our operating results fluctuate so as to cause us to miss earnings expectations, our stock price may be adversely affected.

THE LOSS OF SENIOR MEMBERS OF OUR MANAGEMENT TEAM MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

         Our business is managed by a small number of senior management personnel, the loss of some of whom could impair our ability to carry out our business plan. We believe our future success will depend in large part on our ability to attract and retain highly skilled and qualified personnel. If one or more senior members of our management team leaves us, it may be difficult to find suitable replacements. The loss of senior management personnel may adversely affect our operating results as we incur costs to replace the departed personnel and potentially lose opportunities in the transition of important job functions. We do not maintain key man insurance on any of our officers.

IF OUR EQUIPMENT DOES NOT PERFORM AS WE EXPECT, IT COULD DELAY OUR INTRODUCTION OF NEW SERVICES RESULTING IN THE LOSS OF EXISTING OR PROSPECTIVE CUSTOMERS.

         In implementing our strategy, we may use new or existing technologies to offer additional services. We also plan to use equipment manufactured by multiple vendors to offer our current services and future services in each of our markets. If we cannot successfully install and integrate the technology and equipment necessary to deliver our current services and any future services within the time frame and with the cost effectiveness we currently contemplate, we could be forced to delay or abandon the introduction of new services. This could adversely affect our ability to attract and retain customers, resulting in a reduction of expected revenues.

THE FAILURE OF OUR OPERATIONS SUPPORT SYSTEM TO PERFORM AS WE EXPECT COULD IMPAIR OUR ABILITY TO RETAIN CUSTOMERS AND OBTAIN NEW CUSTOMERS OR COULD RESULT IN INCREASED CAPITAL EXPENDITURES.

         Our operations support system is expected to be an important factor in our success. If our operations support system fails or is unable to perform, we could suffer customer dissatisfaction, loss of business or the inability to add customers on a timely basis, any of which would adversely affect our business, financial condition and results of operations. Furthermore, problems may arise with higher processing volumes or with additional automation features, which could potentially result in system breakdowns and delays and additional, unanticipated expense to remedy the defect or to replace the defective system with an alternative system.

OUR FAILURE TO MANAGE GROWTH COULD RESULT IN INCREASED COSTS.

         We may be unable to manage our growth effectively. This could result in increased costs and delay our introduction of additional services resulting in a reduction of expected revenues. The development of our business will depend on, among other things, our ability to achieve the following goals in a timely manner, at reasonable costs and on satisfactory terms and conditions:

         -      purchase, install and operate equipment

         - negotiate suitable interconnection agreements with, and arrangements for installing our equipment at the central offices of, ILECs on satisfactory terms and conditions

         -      hire and retain qualified personnel

         -      lease suitable access to transport networks

         -      obtain required government authorizations.

         Any significant growth will place a strain on our operational, human and financial resources and will also increase our operating complexity as well as the level of responsibility for both existing and new management personnel. Our ability to manage our growth effectively will depend on the continued development of plans, systems and controls for our operational, financial and management needs and on our ability to expand, train and manage our employee base.

OUR SERVICES MAY NOT ACHIEVE SUFFICIENT MARKET ACCEPTANCE TO ALLOW US TO BECOME PROFITABLE.

         To be successful, we must develop and market services that are widely accepted by businesses at profitable prices. Our success will depend upon the willingness of our target customers to accept us as an alternative provider of local, long distance, high-speed data and Internet services. Although we are in the process of rolling out additional products and services, we might not be able to provide the range of communication services our target business customers need or desire. A failure to develop acceptable product and service offerings will adversely affect our revenues and ability to achieve profitability.

OUR FAILURE TO ACHIEVE OR SUSTAIN MARKET ACCEPTANCE AT DESIRED PRICING LEVELS COULD IMPAIR OUR ABILITY TO ACHIEVE PROFITABILITY OR POSITIVE CASH FLOW.

         Prices for data communication services have fallen historically, a trend which may continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our ability to meet price competition may depend on our ability to operate at costs equal to or lower than our competitors or potential competitors. There is a risk that competitors, perceiving us to lack capital resources, may undercut our rates, increase their services or take other actions that could be detrimental to us. Lower prices will negatively affect our ability to achieve and sustain profitability.

IF WE ARE UNABLE TO NEGOTIATE AND ENFORCE FAVORABLE INTERCONNECTION AGREEMENTS, WE MAY INCUR HIGHER COSTS THAT WOULD IMPAIR OUR ABILITY TO OPERATE PROFITABLY IN OUR EXISTING MARKETS.

         We must renew interconnection agreements currently in place with SBC Corp. (with its California and Illinois subsidiaries), Sprint Nevada and Verizon California as these current agreements expire during 2004. Upon renewal of our interconnection agreements with other companies, including ILECs, in the markets in which we operate, the rates charged to us under the interconnection agreements might be increased. The increased prices might impair our ability to price our services in a way to attract a sufficient number of customers and to achieve profitability. We may be able to contest price increases on regulatory grounds, but we may not be successful with any challenges and we could incur significant costs seeking the regulatory review.

DELAYS BY THE ILECS IN CONNECTING OUR CUSTOMERS TO OUR NETWORK COULD RESULT IN CUSTOMER DISSATISFACTION AND LOSS OF BUSINESS.

         We rely on the timeliness of ILECs and other competitive carriers in processing our orders for customers switching to our service and in maintaining the customers' standard telephone lines to assure uninterrupted service. Therefore, the ILECs might not be able to provide and maintain leased standard telephone lines in a prompt and efficient manner as the number of standard telephone lines requested by competitive carriers increases. This may result in customer dissatisfaction and the loss of new business

OUR RELIANCE ON A LIMITED NUMBER OF EQUIPMENT SUPPLIERS COULD RESULT IN ADDITIONAL EXPENSES AND LOSS OF REVENUES.

         We currently rely and expect to continue to rely on a limited number of third party suppliers to manufacture the equipment we require. If our suppliers enter into competition with us, or if our competitors enter into exclusive or restrictive arrangements with our suppliers it may materially and adversely affect the availability and pricing of the equipment we purchase. Our reliance on third-party vendors involves a number of additional risks, including the absence of guaranteed supply and reduced control over delivery schedules, quality assurance, production yields and costs.

         Our vendors may not be able to meet our needs in a satisfactory and timely manner in the future and we may not be able to obtain alternative vendors when and if needed. It could take a significant period of time to establish relationships with alternative suppliers for critical technologies and to introduce substitute technologies into our network. In addition, if we change vendors, we may need to replace all or a portion of the equipment deployed within our network at significant expense in terms of equipment costs and loss of revenues in the interim.

IF WE ARE NOT ABLE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE TELECOMMUNICATIONS INDUSTRY WITH COMPETITORS THAT HAVE GREATER RESOURCES THAN WE DO, OUR REVENUES AND OPERATING RESULTS WILL BE NEGATIVELY AFFECTED.

         Our success depends upon our ability to compete with other telecommunications providers in each of our markets, many of which have substantially greater financial, marketing and other resources than we have. In addition, competitive alternatives may result in substantial customer turnover in the future. A growing trend towards consolidation of communications companies and the formation of strategic alliances within the communications industry, as well as the development of new technologies, could give rise to significant new competitors. If we cannot compete successfully, our revenues and operating results will suffer.

IF WE ARE NOT ABLE TO OBTAIN OR IMPLEMENT NEW TECHNOLOGIES, WE MAY LOSE BUSINESS AND LIMIT OUR ABILITY TO ATTRACT NEW CUSTOMERS.

         We may be unable to obtain access to new technology on acceptable terms or at all. We may be unable to adapt to new technologies and offer services in a competitive manner. If these events occur, we may lose customers to competitors offering more advanced services and our ability to attract new customers would be hindered. This will adversely affect our revenues and operating results. Rapid and significant changes in technology are expected in the communications industry. We cannot predict the effect of technological changes on our business. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes, evolving industry standards and changing needs of our current and prospective customers.

A SYSTEM FAILURE OR BREACH OF NETWORK SECURITY COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE TO OUR CUSTOMERS AND RESULT IN CUSTOMER DISSATISFACTION AND LOSS OF BUSINESS.

         Interruptions in service, capacity limitations or security breaches could have a negative effect on customer acceptance and, therefore, on our ability to retain existing customers and attract new customers. The loss of existing or prospective customers would have a negative effect on our business, financial condition and results of operations. Our networks may be affected by physical damage, power loss, capacity limitations, software defects, breaches of security by computer viruses, break-ins or otherwise and other factors which may cause interruptions in service or reduced capacity for our customers.

IF WE ARE UNABLE TO EFFECTIVELY DELIVER OUR SERVICES TO A SUBSTANTIAL NUMBER OF CUSTOMERS, WE MAY NOT ACHIEVE OUR REVENUE GOALS.

         Our network may not be able to connect and manage a substantial number of customers at high transmission speeds. If we cannot achieve and maintain digital transmission speeds that are otherwise available in a particular market, we may lose customers to competitors with higher transmission speeds and we may not be able to attract new customers. The loss of existing or prospective customers would have a negative effect on our business, financial condition and results of operations. While digital transmission speeds of up to 1.5 Mbps are possible on portions of our network, that speed may not be available over a majority of our network. Actual transmission speeds on our network will depend on a variety of factors many of which are beyond our control, including the distance an end user is located from a central office, the quality of the telephone lines, the presence of interfering transmissions on nearby lines and other factors.

WE MAY LOSE CUSTOMERS OR POTENTIAL CUSTOMERS BECAUSE THE TELEPHONE LINES WE REQUIRE MAY BE UNAVAILABLE OR IN POOR CONDITION.

         Our ability to provide some of our services to potential customers depends on the quality, physical condition, availability and maintenance of telephone lines within the control of the ILECs. If the telephone lines are not adequate, we may not be able to provide certain services to many of our target customers. In addition, the ILECs may not maintain the telephone lines in a condition that will allow us to implement certain services effectively or may claim they are not of sufficient quality to allow us to fully implement or operate certain services. Under these circumstances, we will likely suffer customer dissatisfaction and the loss of existing and prospective customers.

INTERFERENCE OR CLAIMS OF INTERFERENCE COULD RESULT IN CUSTOMER DISSATISFACTION AND LOSS OF CUSTOMERS.

         Interference, or claims of interference by the ILECs, if widespread, could adversely affect our speed of deployment, reputation, brand image, service quality and customer satisfaction and retention. Technologies deployed on copper telephone lines, such as DSL, have the potential to interfere with other technologies on the copper telephone lines. Interference could degrade the performance of our services or make us unable to provide service on selected lines and the customers served by those lines. Although we believe our DSL technologies, like other technologies, do not interfere with existing voice services, ILECs may claim the potential for interference permits them to restrict or delay our deployment of DSL services. The procedures to resolve interference issues between competitive carriers and ILECs are still being developed. We may be unable to successfully resolve interference issues with ILECs on a timely basis. These problems will likely result in customer dissatisfaction and the loss of existing and prospective customers.

OUR FUTURE REVENUES AND SUCCESS WILL DEPEND ON GROWTH IN THE DEMAND FOR INTERNET ACCESS AND HIGH-SPEED DATA SERVICES.

         If the markets for the services we offer, including Internet access and high-speed data services, fail to develop, grow more slowly than anticipated or become saturated with competitors, we may not be able to achieve our projected revenues. Demand for Internet services is still uncertain and depends on a number of factors, including the growth in consumer and business use of new interactive technologies, the development of technologies that facilitate interactive communication between organizations and targeted audiences, security concerns and increases in data transport capacity.

         In addition, the market for high-speed data transmission is relatively new and evolving. Various providers of high-speed digital services are testing products from various suppliers for various applications, and no industry standard has been broadly adopted. Critical issues concerning commercial use of DSL for Internet and high-speed data access, including security, reliability, ease of use and cost and quality of service, remain unresolved and may impact the growth of these services.

THE DESIRABILITY AND MARKETABILITY OF OUR INTERNET SERVICE AND OUR REVENUES MAY BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO MAINTAIN RECIPROCAL RELATIONSHIPS WITH OTHER INTERNET SERVICE PROVIDERS.

         The Internet is comprised of many Internet service providers and underlying transport providers who operate their own networks and interconnect with other Internet service providers at various points. As we continue the operation of Internet services, connections to the Internet will be provided through wholesale carriers. We anticipate as our volume increases, we will enter into reciprocal agreements with other Internet service providers. Other national Internet service providers may not maintain reciprocal relationships with us. If we are unable to maintain these relationships, our Internet services may not be attractive to our target customers, which would impair our ability to retain and attract customers and negatively affect revenues. In addition, the requirements associated with maintaining relationships with the major national Internet service providers may change. We may not be able to expand or adapt our network infrastructure to meet any new requirements on a timely basis, at a reasonable cost, or at all.

WE MAY INCUR LIABILITIES AS A RESULT OF OUR INTERNET SERVICE OFFERINGS.

         United States law relating to the liability of on-line service providers and Internet service providers for information carried on, disseminated through, or hosted on their systems is currently unsettled. If liability is imposed on Internet service providers, we would likely implement measures to seek to minimize our liability exposure. These measures could require us to expend substantial resources or discontinue some of our product or service offerings. In addition, increased attention to liability issues, as a result of litigation, legislation or legislative proposals could adversely affect the growth and use of Internet services. Under these circumstances, our revenues and operating expenses may be negatively affected.

CHANGES IN LAWS OR REGULATIONS COULD RESTRICT THE WAY WE OPERATE OUR BUSINESS AND NEGATIVELY AFFECT OUR COSTS AND COMPETITIVE POSITION.

         A significant number of the services we offer are regulated at the federal, state and/or local levels. If these laws and regulations change or if the administrative implementation of laws develops in an adverse manner, there could be an adverse impact on our costs and competitive position. In addition, we may expend significant financial and managerial resources to participate in administrative proceedings at either the federal or state level, without achieving a favorable result. We believe incumbent carriers and others may work aggressively to modify or restrict the operation of many provisions of the Telecommunications Act. We expect ILECs and others to continue to pursue litigation in courts, institute administrative proceedings with the FCC and other state regulatory agencies and lobby the United States Congress, all in an effort to affect laws and regulations in a manner favorable to them and against the interest of competitive carriers. Adverse regulatory developments could negatively affect our operating expenses and our ability to offer services sought by our existing and prospective customers.

THE PRICES WE CHARGE FOR OUR SERVICES AND PAY FOR THE USE OF SERVICES OF ILECS AND OTHER COMPETITIVE CARRIERS MAY BE NEGATIVELY AFFECTED IN REGULATORY PROCEEDINGS, WHICH COULD RESULT IN DECREASED REVENUES, INCREASED COSTS AND LOSS OF BUSINESS.

         If we were required to decrease the prices we charge for our services or to pay higher prices for services we purchase from ILECs and other competitive carriers, it would have an adverse effect on our ability to achieve profitability and offer competitively priced services. We must file tariffs with state and federal regulators which indicate the prices we charge for our services. In addition, we purchase some tariffed services from ILECs and/or competitive carriers. The rates we pay for other services we purchase from ILECs and other competitive carriers are set by negotiations between the parties. All of the tariffed prices may be challenged in regulatory proceedings by customers, including ILECs, competitive carriers and long distance carriers who purchase these services. Negotiated rates are also subject to regulatory review. During the pendency of the negotiations, or if the parties cannot agree, the local carrier must charge the long distance carrier the appropriate benchmark rate established by regulation. This could have an adverse impact on our expected revenues and operating results. The prices charged by incumbent carriers for unbundled network elements, collocations and other services upon which we rely are subject to periodic review by state regulatory agencies. Change in these prices may adversely affect our business. For more details about our regulatory situation, please see "Government Regulations."

                    RISK FACTORS RELATED TO OUR COMMON STOCK

THE LACK OF A TRADING MARKET FOR OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Our common stock is quoted on the National Association of Securities Dealers ("NASD") Over-the-Counter Bulletin Board under the symbol "MPOW." As a result, our stockholders may find it more difficult to buy or sell shares of, or obtain accurate quotations as to the market value of, our common stock than if our common stock were listed on a national exchange or quoted on NASDAQ. In addition, our common stock may be substantially less attractive as collateral for margin borrowings and loan purposes, for investment by financial institutions under their internal policies or state legal investment laws, or as consideration in future capital raising transactions. These factors may adversely affect the demand for and price of our stock.

OUR STOCK PRICE HAS BEEN VOLATILE HISTORICALLY AND MAY CONTINUE TO BE VOLATILE. THE PRICE OF OUR STOCK MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY MAKE IT DIFFICULT FOR HOLDERS TO SELL OUR SHARES OF STOCK WHEN DESIRED OR AT ATTRACTIVE PRICES.

         The market price for our stock has been and may continue to be volatile. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

         - actual or anticipated variations in our operating results or our competitors' operating results

         - announcements of new product and service offerings by us or our competitors

         - changes in the economic performance or market valuations of communications carriers

         - changes in recommendations or earnings estimates by securities analysts

         - announcements of new contracts or customers by us or our competitors, and timing and announcement of acquisitions by us or our competitors

         -        conditions and trends in the telecommunications industry

         - adverse rulings in one or more of the regulatory proceedings affecting us

         - conditions in the local markets or regions in which we operate.

         Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts at some time in the future, and the trading prices of our stock could decline as a result. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many telecommunication companies, including ours. Our stock price has varied between $0.16 and $1.81 within the last 12 months, based on end of day stock quotes. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. In addition, any negative change in the public's perception of competitive local exchange carriers could depress our stock price regardless of our operating results.

THE VALUE OF OUR COMMON STOCK MAY BE NEGATIVELY AFFECTED BY ADDITIONAL ISSUANCES OF COMMON STOCK BY US AND GENERAL MARKET FACTORS.

         Issues or sales of common stock by us will likely be dilutive to our existing common stockholders. Future issuances or sales of common stock by us, or the availability of such common stock for future issue or sale, could have a negative impact on the price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our common stock could also adversely affect the prevailing price of our common stock.

THE ATTRACTIVENESS OF OUR STOCK TO POTENTIAL PURCHASERS AND OUR STOCK PRICE MAY BE NEGATIVELY AFFECTED SINCE PROVISIONS OF OUR CERTIFICATE OF INCORPORATION, BY-LAWS AND DELAWARE GENERAL CORPORATE LAW MAY HAVE ANTI-TAKEOVER EFFECTS.

         Our certificate of incorporation and by-laws contain provisions which may deter, discourage or make more difficult a takeover or change of control of our company by another corporation. These anti-takeover provisions include:

         - the authority of our board of directors to issue shares of preferred stock without stockholder approval on such terms and with such rights as our board of directors may determine, and

         - the requirement of a classified board of directors serving staggered three-year terms.

         We have also adopted a rights plan, which may make it more difficult to effect a change in control of our company and replace incumbent management.

         Potential purchasers seeking to obtain control of a company may not be interested in purchasing our stock as a result of these matters. This may reduce demand for our stock and thereby negatively affect our stock price.

THE ATTRACTIVENESS OF OUR STOCK TO POTENTIAL PURCHASERS AND OUR STOCK PRICE MAY BE NEGATIVELY AFFECTED SINCE WE DO NOT PAY DIVIDENDS ON OUR COMMON STOCK.

         We have never paid a cash dividend on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. Potential purchasers of our stock seeking a regular return on their investment may not be interested in purchasing our stock as a result. This may reduce demand for our stock and thereby negatively affect our stock price.

ITEM 2. PROPERTY

         We have leased office space in Pittsford, New York, a suburb of Rochester, where we maintain our corporate headquarters. The lease expires in March 2010, but provides we can terminate at any time after March 2005 without cost or penalty.

         We also lease space in Las Vegas, Nevada for our national customer service operations, national network operating center and local sales personnel. This lease expires in October 2004 and is expected to be renegotiated prior to expiration.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Our annual meeting of stockholders was held on Wednesday, November 12, 2003. At the meeting, Anthony J. Cassara and Rolla P. Huff were elected to serve on our board of directors for a term to expire in 2005 or 2006, depending on a classification of the board to be accomplished after the meeting. The votes for these nominees for directors were as follows: Cassara - 64,104,027 votes for and 242,364 votes against or withheld; Huff - 63,494,265 votes for and 852,126 votes against or withheld. There were no abstentions or broker non-votes as this was a routine election. Michael E. Cahr, Michael M. Earley, Robert M. Pomeroy and Richard L. Shorten, Jr. continued as our directors after the meeting. No other matters were voted upon at the meeting. On February 19, 2004, the board of directors reclassified the board. Effective February 19, 2004, the Class I directors are Michael M. Earley and Robert M. Pomeroy, who will serve until our next annual meeting. The Class II directors are Michael E. Cahr and Richard L. Shorten, Jr., who will serve until the second annual meeting after November 12, 2003. The Class III directors are Rolla P. Huff and Anthony J. Cassara, who will serve until the third annual meeting after November 12, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock, $0.001 par value, traded on the NASDAQ National Market (the "NASDAQ") under the symbol "MPWR" until March 22, 2002, when we voluntarily moved from the NASDAQ to the National Association of Securities Dealers ("NASD") Over the Counter ("OTC") Bulletin Board, a regulated service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. On July 31, 2002, in connection with our emergence from Chapter 11 proceedings, our new common stock, $0.001 par value, began trading under the symbol "MPOW.OB" on the OTC Bulletin Board. As of March 15, 2004, the closing price of our common stock was $1.39. The following sets forth the reported high and low sale prices for the common stock for each quarterly period in fiscal 2002 and 2003.

                                                          HIGH     LOW
                                                          -----   -----
Quarter Ending March 31, 2002 .........................   $0.69   $0.04
Quarter Ending June 30, 2002 ..........................   $0.06   $0.02
Quarter Ending September 30, 2002 .....................   $0.60   $0.01
    Period from July 1, 2002 - July 30, 2002 ..........   $0.02   $0.01
    Period from July 31, 2002 - September 30, 2002 ....   $0.60   $0.09
Quarter Ending December 31, 2002 ......................   $0.42   $0.07
Quarter Ending March 31, 2003 .........................   $0.30   $0.16
Quarter Ending June 30, 2003 ..........................   $1.21   $0.16
Quarter Ending September 30, 2003 .....................   $1.62   $0.99
Quarter Ending December 31, 2003 ......................   $1.81   $1.29

         As of March 15, 2004, there were approximately 275 holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information regarding options, warrants or other rights to acquire equity securities under our equity compensation plans as of December 31, 2003:

                                                                                          NUMBER OF SECURITIES
                                       NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE    REMAINING AVAILABLE FOR
                                         ISSUED UPON EXERCISE OF     EXERCISE PRICE OF       FUTURE ISSUANCE
                                          OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,        UNDER EQUITY
                                          WARRANTS AND RIGHTS      WARRANTS AND RIGHTS     COMPENSATION PLANS
                                       --------------------------  --------------------  -----------------------
Equity compensation plans approved
    by security holders.........                       --                     --                      --
Equity compensation plans not
   approved by security holders.....           17,541,464                  $0.80                2,409,186
                                               ----------                  -----                ---------
Total..........................                17,541,464                  $0.80                2,409,186

ITEM 6. SELECTED FINANCIAL DATA

         The information required by this Item is as follows:

                                        REORGANIZED    REORGANIZED   PREDECESSOR    PREDECESSOR    PREDECESSOR    PREDECESSOR
                                          MPOWER          MPOWER       MPOWER          MPOWER         MPOWER         MPOWER
                                          HOLDING        HOLDING      HOLDING         HOLDING        HOLDING        HOLDING
                                           2003          2002 (3)      2002 (3)        2001            2000          1999
                                        -----------    -----------   -----------    -----------    -----------    -----------
                                                               (IN THOUSANDS EXCEPT PER COMMON SHARE DATA)
Operating revenues ..................   $   148,172    $    62,815   $    83,289    $   136,116    $   111,292    $    43,732
(Loss) income before discontinued
  operations ........................       (18,765)        17,754       (43,204)      (400,343)      (211,738)       (59,626)
(Loss) income before discontinued
  operations per common share (1)....         (0.27)          0.27         (0.79)         (7.13)         (4.56)         (2.30)
Total assets (2) ....................       109,029        127,423            --        613,647      1,172,460        402,429
Long-term debt and capital lease
  obligations including current
  maturities (2) ....................           256          5,009            --        430,686        485,081        161,935
Predecessor Mpower Holding
  Series B Convertible Redeemable
  Preferred Stock (2) ...............            --             --            --             --             --         55,363
Predecessor Mpower Holding
  Series C Convertible Redeemable
  Preferred Stock (2) ...............            --             --            --         46,610         42,760         29,610
Predecessor Mpower Holding
  Series D Convertible Redeemable
  Preferred Stock (2) ...............            --             --            --        156,220        202,126             --

----------

(1) See Note 1 to accompanying consolidated financial statements.

(2) Not provided for "Predecessor Mpower Holding 2002" column since year end information is indicated in "Reorganized Mpower Holding 2002" column.

(3) "Predecessor Mpower Holding 2002" represents the period from January 1, 2002 to July 30, 2002, whereas "Reorganized Mpower Holding 2002" represents the period from July 31, 2002 to December 31, 2002.

         The numbers reflected above may not be comparable because of our rapid growth until 2000, reduction of markets thereafter and the elimination of a substantial portion of our debt and all of our preferred stock, as well as the application of fresh-start accounting, in connection with our reorganization in 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following Management's Discussion and Analysis ("MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to -- and should be read in conjunction with -- our financial statements and the accompanying financial notes ("Notes"). This overview provides our perspective on the individual sections of MD&A. MD&A includes the following sections:

         Company Overview - a general description of our business, the services we offer, the markets we serve, our emergence from Chapter 11 proceedings, our adoption of fresh-start accounting and our recapitalization.

         Critical Accounting Policies - a discussion of accounting policies that require critical judgments and estimates.

         Discontinued Operations - an analysis of our discontinued operations over the past three years.

         Results from Continuing Operations - an analysis of our results of operations for the three years presented in our financial statements including a review of the material items and known trends and uncertainties.

         Liquidity and Capital Resources - an analysis of historical information regarding our sources of cash and capital expenditures, assessment of the amounts and certainty of cash flows, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of balance sheet and cash flow items affecting liquidity.

         Effects of New Accounting Standards - a discussion of new accounting standards and any implications related to our financial statements.

COMPANY OVERVIEW

         We were one of the first competitive local exchange carriers founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. Today, we offer local and long distance voice services as well as high-speed Internet access by way of a variety of broadband product and service offerings. Our services are offered primarily to small and medium-sized business customers and residential customers (primarily in the Las Vegas market) through our wholly-owned subsidiary, Mpower Communications Corp. ("Communications") in Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois. As of March 2004, we have approximately 51,000 business customers and approximately 21,000 residential customers. We also bill a number of major local and long distance carriers for the costs of originating and terminating traffic on our network for our local services customers. We do not have any unbundled network element platform ("UNE-P") revenues. During 2003, we acquired approximately 87% of our new sales through our direct sales force and supporting staff, with the remainder acquired through agent relationships and outbound telemarketing.

         As a facilities-based provider, we own and control a substantial amount of our network infrastructure. Our network reaches across 294 central office collocation sites. In April 2004, we will begin selling T1 services to customers using facilities that do not directly connect to these collocation sites. We refer to this as "off network." Having off network facilities increases our number of potential customers. We have over 258,000 billable lines in service. The services we provide for these billable lines generate our revenues. As of March 2004, we have approximately 730 employees. We have established working relationships with Verizon, Sprint, and Southwestern Bell Corporation (including its operating subsidiaries PacBell and Ameritech collectively referred to as "SBC").

         We were one of the first competitive communications carriers to implement a facilities-based network strategy. As a result, we own the network switches that control how voice and data communications originate and terminate, and we lease the telephone lines or transport systems, over which the voice and data traffic are transmitted. We install our network equipment at collocation sites of the incumbent carriers from whom we lease standard telephone lines. As we have already invested in and built out our own network, we believe that our strategy has allowed us to establish and sustain service in our markets at a comparatively low cost, while maintaining control of the access to our customers. Our ability to provide certain of our T1 service offerings off network as described above is a part of our overall strategy to increase our market share while containing costs.

         Our business is to deliver integrated voice and broadband data solutions. Specifically, we provide small and medium-sized business customers with a full suite of communications services and features, integrated on one bill, with the convenience of a single source provider. As of March 2004, we have approximately 51,000 business customers, providing local voice telephone service and broadband Internet by way of SDSL and T1. By using our existing equipment and interconnection agreements with incumbent carriers and network capabilities, we are able to offer fully integrated and channelized voice and data product and service offerings over a T1 connection. In order to serve the largest portion of our target audience, our combined voice and data network allows us to deliver services in several combinations over the most favorable technology: basic phone service on the traditional phone network, SDSL service, integrated T1 voice and data service, or data-only T1 connectivity.

         We operate our business as one segment. We manage our business as a consolidated entity managed at a national level. Our products and services have similar network operations, back-office support and technology requirements and are sold through similar sales channels to a similar targeted customer base. Therefore, we manage these services as a single segment that are sold in geographic areas, or markets, within the United States, or that are sold to customers with a presence across geographical markets.

MARKETS

         As of March 2004, we operate in five markets in three states and have 294 incumbent carrier central office collocation sites and 74 offnet collocation sites. The major markets in our footprint are: Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois. The table below shows the distribution of our central office collocation sites within these markets.

                                     NUMBER OF COLLOCATIONS
                                     ----------------------
               MARKET                ON-NET         OFF-NET
----------------------------------   ------         -------
Los Angeles.......................     142            32
San Diego.........................      28             5
Northern California...............      40            10
Las Vegas.........................      18             -
Chicago...........................      66            27
                                       ---           ---
Totals............................     294            74
                                       ===           ===

         We believe there is significant growth potential within our existing market footprint. In addition, our network backbone is scalable and can provide reliability and service quality across our collocation footprint, while affording us the benefit of spreading the fixed costs across our base of markets. Use of off network facilities will also allow us to sell certain T1 services to customers that are not within the geographic reach of our collocation sites.

EMERGENCE FROM CHAPTER 11 PROCEEDINGS

         On April 8, 2002, we filed a voluntary, pre-negotiated reorganization plan for us along with our subsidiaries, Mpower Communications Corp. ("Communications") and Mpower Lease Corporation, a wholly-owned subsidiary of Communications, under Chapter 11 of the Federal bankruptcy code in the U.S. Bankruptcy Court for the District of Delaware. None of our other direct or indirect subsidiaries were parties to any bankruptcy, reorganization or liquidation proceedings. We operated as a debtor in possession from April 8, 2002 until our emergence from bankruptcy on July 30, 2002.

         On July 30, 2002, we and our subsidiary Mpower Communications Corp. formally emerged from Chapter 11 as our recapitalization plan (the "Plan") became effective. Also on July 30, 2002, the Bankruptcy Court dismissed the Chapter 11 case of Mpower Lease Corporation.

ADOPTION OF FRESH-START ACCOUNTING

         As a consequence of the reorganization occurring as of July 30, 2002, the 2002 financial results have been separately presented under the label "Predecessor Mpower Holding" for the period January 1 to July 30, 2002 and "Reorganized Mpower Holding" for the period July 31 to December 31, 2002. For discussion purposes, the operating results for the periods January 1, 2002 to July 30, 2002 and July 31, 2002 to December 31, 2002 have been added together to compare 2002 results to the fiscal years ended December 31, 2001 and 2003.

         As of July 30, 2002, we implemented fresh-start accounting under the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Under SOP 90-7, our reorganization fair value was allocated to our assets and liabilities, our accumulated deficit was eliminated, and our new equity was issued according to the Plan as if we were a new reporting entity. In conformity with fresh-start accounting principles, Predecessor Mpower Holding recorded a $244.7 million reorganization charge to adjust the historical carrying value of our assets and liabilities to fair market value reflecting the allocation of our $87.3 million estimated reorganized equity value as of July 30, 2002. We also recorded a $315.3 million gain on the cancellation of debt on July 30, 2002 pursuant to the Plan.

         As a result of reorganization, the financial statements published for the periods following the effectiveness of the Plan will not be comparable to those published before the effectiveness of the Plan.

         As a result of the implementation of the Plan in 2002, we have determined that we have experienced an ownership change under Section 382 of the Internal Revenue Code. An ownership change generally occurs when certain persons or groups increase their aggregate ownership percentage in a corporation's stock by more than 50 percentage points during a measurement period. As a result of this ownership change, Section 382 will apply to limit our ability to utilize any remaining net operating losses ("NOLs") generated before the ownership change as well as certain subsequently recognized "built-in losses" and deductions existing as of the date of the ownership change to $4.4 million per year. Our ability to utilize new NOLs arising after the ownership change will not be affected by the Section 382 ownership change that resulted from implementation of the Plan.

RECAPITALIZATION

         Our emergence from Chapter 11 and the recapitalization of our balance sheet was a significant first step in a multi-step and sequential process to reshape our company. Through the pre-negotiated Chapter 11 proceeding, we eliminated $593.9 million in carrying value of long-term debt settled and preferred stock in exchange for $19.0 million in cash. This process reduced our debt and preferred stock by approximately 92%. On November 26, 2002, we announced that we repurchased $49.2 million of our $51.3 million in carrying value of our 13% Senior Secured Notes due 2004 for $14.2 million in cash. On January 3, 2003, pursuant to the terms of our 13% Senior Secured Notes due 2004, we redeemed the remaining $2.1 million principal amount of Notes at a redemption price of 103.25% of their principal amount. With the repurchase of the remaining noteholder debt, we have no debt remaining on our balance sheet other than $0.3 million in capital leases. These transactions have also allowed for the removal of all liens on our network equipment. These transactions and processes have made us long-term debt free.

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

         In January 2003, we furthered our commitment to reshaping our business with the announcement of the sale of 15 of our markets to three other regional companies. The completion of these transactions in March and April 2003, significantly reduced our cash burn, brought approximately $19.0 million of additional cash to the business, and resulted in geographic concentration and efficiencies for the rest of the business. These transactions are more fully described in "Discontinued Operations."

         We believe the final step in reshaping our company will be to scale the business for future growth, which was our focus in the last half of 2003 and will continue to be our focus in 2004. To do this, we intend to concentrate on being a significant presence and fierce competitor in the telecommunications marketplace serving small and medium sized business customers. Our remaining markets will be in California, Nevada and Illinois. We intend to continue to explore opportunities to add revenue streams to our existing network through transactions that are accretive to shareholder value. In addition, we intend to continue to invest in our markets by adding capacity and technology on our network to meet the demand for our services.

         We have experienced operating losses since our inception as a result of efforts to build our customer base, develop and construct our communications network infrastructure, build our back-office capabilities, and expand our market base. We intend to continue to focus on increasing our customer base through growth in the numbers of direct quota carrying sales representatives selling our services and selling through our agent channel. We will seek to bring increased capabilities to our existing customer base, along with seeking to increase our operating margins by improving the cost effectiveness of our network, offering higher margin products and services to our customers as well as streamlining our general and administrative functions. A focus on higher margin products and services could have a negative impact on our revenue growth, but we believe it will better contribute to our ability to produce more profitable revenues.

         With a challenging and rapidly changing competitive and regulatory environment, we may be forced to change our strategy. The following trends and uncertainties may affect both us and our industry, but we have concluded that it is not reasonably likely that these trends and uncertainties will have a material effect on our liquidity, capital resources or results of operations.

- The Federal Communications Commission ("FCC") has granted each of the Regional Bell Operating Companies the authority to provide long distance service in the markets we serve, increasing our competition in the market.

- Competing technologies continue to emerge and grow that challenge our business such as wireless communications and voice over internet protocol.

- Consolidation in the industry may strengthen the surviving companies that compete with us.

- In the regulatory environment, the District of Columbia Circuit on March 2, 2004, ruled on the FCC's "Triennial Review Order" on local telephone competition. The ruling overturned portions of the FCC's latest telephone competition policy rules. While we do not anticipate any significant impact to our business from this ruling, it is indicative that the environment in which we compete continues to evolve. We anticipate we will continue to grow in the midst of this environment, but may need to change our strategy in response to future changes to the competitive environment.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, disputes with carriers, deferred income taxes and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

         Revenue Recognition: We recognize operating revenues as services are rendered to customers in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." We recognize revenue from monthly recurring charges, enhanced features and usage in the period in which service is provided. Advance billings for services not yet provided are deferred and recognized as revenue in the period in which service is provided. Nonrefundable activation fees are also deferred and recognized as revenue over the expected term of the customer relationship in accordance with SEC SAB No. 101, "Revenue Recognition in Financial Statements." We recognize revenue from switched access in the period in which service is provided, when the price is fixed, the earnings process is complete and the collectability is reasonably assured. As part of the revenue recognition process for switched access, we evaluate whether receivables are reasonably assured of collection based on certain factors, including past credit history, financial condition of the customer, industry norms, past payment history of the customer and the likelihood of billings being disputed by customers. In situations where a dispute is likely, we generally defer recognition until cash is collected. If the amount we collect, in the future, from our switched access charges varies significantly from our estimates, our revenue may be negatively affected. These judgments in measuring revenue may affect our results and cause our revenue to be difficult to predict. Any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly and could result in or increase future operating losses.

         Allowance For Doubtful Accounts: We maintain allowances for doubtful accounts for estimated losses resulting from our inability to collect all amounts owed by our customers for our services. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, current economic and competitive trends, changes in the credit worthiness of our customers, changes in our customer payment patterns and other relevant factors. If the financial condition of our customers were to deteriorate and impact their ability to make payments, or certain carriers dispute amounts we have billed, additional allowances may be required. In establishing the allowance for doubtful accounts, we have taken into consideration the aggregate risk of our receivables. If actual results differ from our estimates, we may need to adjust our allowance for doubtful accounts in the future.

         Billing From Network Carriers: Various long distance carriers and incumbent carriers lease loop, transport and network facilities to us. The pricing of such facilities are governed by either a tariff or an interconnection agreement. These carriers bill us for our use of such facilities. From time to time, the carriers present inaccurate bills to us, which we dispute. As a result of such billing inaccuracies, we record an estimate of our liability based on our measurement of services received. As of December 31, 2003, we had $7.2 million of disputes with carriers. We have reserved $5.4 million against those disputed balances. Based on the nature and history of disputes with the carriers, we believe this amount to be adequate. Any significant victories or losses when these disputes are resolved may require us to adjust our reserves in the future.

         Deferred Income Taxes: We record deferred income tax assets and liabilities on our balance sheet related to events that impact our financial statements and income tax returns in different periods. To compute these deferred income tax balances, we first analyze the differences between the book basis and tax basis of our assets and liabilities (referred to as "temporary differences"). These temporary differences are then multiplied by current tax rates to arrive at the balances for the deferred income tax assets and liabilities. If deferred income tax assets exceed deferred income tax liabilities, we must estimate whether those net deferred income tax asset amounts will be realized in the future. A valuation allowance is then provided for the net deferred income tax asset amounts that are not likely to be realized. At this time, our judgment is that it is more likely than not that no benefit from these deferred income tax assets will be recognized and therefore a full valuation allowance has been provided for against these net deferred income tax assets as of December 31, 2003.

         Impairment of Long-Lived Assets: We periodically evaluate the carrying value of our long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized by writing down the asset's carrying value to its fair value based on the present value of the estimated discounted cash flows of the asset or other relevant measures. We believe no impairment in the value of the long-lived assets existed at December 31, 2003 or 2002. Considerable management judgment is necessary to complete this analysis. Although we believe these estimates to be reasonable, actual results could vary significantly from these estimates and our estimates could change based on market conditions. Variances in results or estimates could result in changes to the carrying value of our assets including, but not limited to, recording an impairment loss for some of these assets in future periods.

         Other: We do not have any off-balance sheet arrangements.

DISCONTINUED OPERATIONS

         In January 2003, we announced a series of strategic and financial transactions to further strengthen us financially and focus our operations on our California, Nevada and Illinois markets. We have brought geographic concentration to our business by selling our customers and assets in Florida, Georgia, Ohio, Michigan and Texas to other service providers (the "Asset Sales").

         In March 2003, we completed the sale of our assets in our Ohio and Michigan markets to LDMI Telecommunications, Inc. ("LDMI"), pursuant to Asset Purchase Agreements dated as of February 6, 2003 and January 8, 2003. The purchase price for the assets in Ohio was $1.4 million plus an additional $1.9 million, equal to the sum of (i) two times the total adjusted net revenues generated by the customers of the Ohio business for the thirty day period ended March 10, 2003, plus (ii) total adjusted net revenues generated by the customers of the Ohio business for the thirty day period ended May 9, 2003. The purchase price for the Michigan Assets was $1.9 million plus an additional $1.9 million, equal to the sum of (i) two times the total adjusted net revenues generated by the customers of the Michigan business for the thirty day period ended February 28, 2003, plus (ii) total adjusted net revenues generated by the customers of the Michigan business for the thirty day period ended April 30, 2003. As of December 31, 2003, $7.1 million of the purchase price has been received. In addition, LDMI agreed to assume certain liabilities from us with respect to the Ohio and Michigan assets.

         In March 2003, we completed a transaction with Xspedius Equipment Leasing, LLC ("XE"), a subsidiary of Xspedius Communications, LLC ("Xspedius") pursuant to an Asset Contribution Agreement effective as of December 31, 2002. Under the terms of the Asset Contribution Agreement, we contributed the assets in our Texas market to XE in exchange for a 14% interest in XE. In April 2003, we sold 92.85% of our interest in XE (13% of XE) to a current member of XE for $0.5 million. In addition, XE agreed to assume certain liabilities from us with respect to the Texas assets.

         In April 2003, we completed the sale of our assets in our Florida and Georgia markets to Florida Digital Networks, Inc. ("FDN"), pursuant to an Asset Purchase Agreement dated as of January 8, 2003. The purchase price for the assets in Florida and Georgia was $12.4 million. As of December 31, 2003, $10.8 million of the purchase price has been received and the remaining $1.6 million is being held in escrow. We anticipate meeting all escrow release conditions and expect to receive the $1.3 million, which is net of expenses chargeable to us, in the second quarter of 2004. In addition, FDN agreed to assume certain of our liabilities with respect to the Florida and Georgia assets.

         Each of the transactions described above involved transition services and/or management agreements that were sufficient to transfer the operations of these businesses. We were reimbursed for the cost of specific services provided on behalf of the buyer. For the year ended December 31, 2003, we recognized $3.7 million of reimbursements for transition services and management agreement fees. The amounts recognized from the transition services and management agreements have been included as an offset to the operating expenses component of loss from discontinued operations in our consolidated statements of operations.

         As of December 31, 2003, we have recorded $5.0 million of receivables from the Asset Sales, transition services and management agreements and pending reimbursements for expenses paid on behalf of the buyers. These receivables have been included in other receivables in our consolidated balance sheets. No allowance for doubtful accounts for these receivables has been established as we expect to collect all of these receivables. We ceased providing transition services as of December 31, 2003.

         During the fourth quarter of 2002, our board of directors approved our commitment to divest these markets and engage in transactions to sell these markets to other providers. As a result of this decision, the operating revenue and expense of these markets were classified as discontinued operations under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for all periods presented. As of December 31, 2002, the assets and liabilities being disposed of were written down to their fair value, net of expected selling expenses. The write down and results of operations of the discontinued Florida, Georgia, Michigan, Ohio and Texas markets resulted in a charge to discontinued operations for all periods presented. Net sales and operating losses relating to these discontinued markets are as follows for the periods ended in 2003, 2002 and 2001 (in thousands):

                                              REORGANIZED              PREDECESSOR
                                                 MPOWER                   MPOWER
                                                HOLDING                  HOLDING
                                         ---------------------    ----------------------
                                           2003         2002         2002         2001
                                         --------    ---------    ---------    ---------
Operating revenues ...................   $  6,150    $  36,284    $  45,282    $  58,028
Operating expenses (excluding
   depreciation and amortization shown
   separately below) .................      7,995       45,723       67,323      105,806
Depreciation and amortization ........         --        3,236       12,724       19,619
Loss on disposal .....................        523       21,518           --           --
                                         --------    ---------    ---------    ---------
Loss from discontinued operations ....   $ (2,368)   $ (34,193)   $ (34,765)   $ (67,397)
                                         ========    =========    =========    =========

         During 2003, we incurred exit costs associated with the Asset Sales. These costs included facility and lease contract termination costs of $1.8 million and one-time severance termination benefits of $0.6 million for the year ended December 31, 2003. These costs are reflected in the operating expenses component of loss from discontinued operations in our consolidated statements of operations.

         For the year ended December 31, 2003, we recorded an additional $1.2 million loss on disposal to account for the resolution of purchase price adjustments and additional costs to sell the assets. These costs were offset by a $0.7 million gain resulting from the reversal of pre-bankruptcy sales tax contingency due to a favorable resolution regarding this matter. These costs are reflected in the loss on disposal component of loss from discontinued operations in our consolidated statements of operations.

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

         Our switched access revenues historically have been subject to uncertainties such as various federal and state regulations and disputes with our long distance carriers. The FCC in April 2001 adopted new rules that limit the rates we can charge carriers for use of our facilities. Under these rules, which took effect on June 20, 2001, competitive carriers are required to reduce their tariffed interstate access charges to agreed upon contract rates or rates no higher than 2.5 cents per minute. After one year, the rate ceiling was reduced to 1.8 cents and after two years to 1.2 cents per minute. By June 2004, all competitive carriers will be required to charge rates no higher than the incumbent telephone company. As a result of our agreements, reductions in rates dictated by the FCC and growth in our core customer trade revenue, we anticipate a continued decrease of switched access revenues as a percent of total revenue. Switched access revenue as a percent of total revenue was 13% for the year ended December 31, 2003, and 20% and 32% for the years ending December 31, 2002 and 2001 respectively. As a result, revenue from core trade customers (our business and residential customers) increased to 87% of total year 2003 revenues as compared to 80% and 68% of total revenues for the two previous years.

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

         Depreciation and amortization expense includes depreciation of switching and collocation equipment, business application software as well as general property and equipment and the amortization of intangibles.

         Other income resulted from the reversal of a sales tax contingency due to a favorable resolution of this matter.

         Gross interest expense is primarily attributable to the 13% Senior Notes due 2010 we issued in March 2000 and the 13% Senior Notes due 2004 issued in September 1997. All of these Notes have been repaid as of December 31, 2003.

         Interest income results from the investment of cash and cash equivalents, United States Treasury and other agency securities.

         To date, we have experienced operating losses and we generated negative cash flow from operations. With the completion of the sales of our customers and assets in Florida, Georgia, Ohio, Michigan and Texas, combined with our cost-saving initiatives, and our accounts receivable based financing arrangement, we expect to generate enough liquidity to fully fund our business on a continuing basis.

Year Ended December 31, 2003 vs. 2002

         OPERATING REVENUES. The following tables summarize revenue from continuing operations (in millions):

REVENUE FROM
CONTINUING OPERATIONS:                   2003               2002               2001
--------------------------------   ---------------    ---------------    ---------------
Switched access revenue ........   $ 18.6       13%   $ 29.7       20%   $ 43.4       32%
Core customer trade revenue ....    129.6       87%    116.4       80%     92.7       68%
                                   ------   ------    ------   ------    ------   ------
Total ..........................   $148.2      100%   $146.1      100%   $136.1      100%
                                   ======   ======    ======   ======    ======   ======

REVENUE FROM
CONTINUING OPERATIONS:                   2003               2002               2001
--------------------------------   ---------------    ---------------    ---------------
CA, NV, IL markets..............   $148.2      100%   $145.9      100%   $125.4       92%
Other markets (1)...............       --       --%      0.2       --%     10.7        8%
                                   ------   ------    ------   ------    ------   ------
Total...........................   $148.2      100%   $146.1      100%   $136.1      100%
                                   ======   ======    ======   ======    ======   ======

(1) Other markets consist of markets we have exited but do not qualify for classification as discontinued operations under SFAS No. 144.

         Total operating revenues increased to $148.2 million for the year ended December 31, 2003 as compared to $146.1 million for the year ended December 31, 2002. The 1% increase in revenue was primarily the result of an increase in the number of our business customers receiving service on one of our data products offset by a reduction in switched access revenue as well as a decline in residential average lines in service and the resulting lower revenue generated from our residential customers.

         Our switched access revenues decreased $11.1 million or 37% for the year ended December 31, 2003 compared to the year ended December 31, 2002. This decrease in switched access revenues was primarily a result of the reduction in rates we negotiated with our major carriers and a decrease in rates mandated by the FCC. We expect switched access revenue to continue to decline as a percentage of total revenue as the FCC mandated rates reach their final step-down in June 2004. We also anticipate our core customer trade revenue growing to be a larger percentage of our total revenue.

         Core customer trade revenue increased by $13.2 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Our business line revenue increased $16.4 million for the year ended December 31, 2003 versus the year ended December 31, 2002 due to an increase in the average revenue generated per line by increasing the number of business customers using our data services. This increase in business line revenue was offset by a decline in residential line revenue of $3.3 million for the year ended December 31, 2003 versus the year ended December 31, 2002 due to a decrease in the average number of lines in service.

         We expect our total revenue to increase in 2004 by 3-5% from the year ended December 31, 2003. We anticipate that growth in total revenue will come from growth in our core customer trade revenue as a result of an increase in account managers selling our services. We anticipate increasing our account manager headcount from 93 at December 31, 2003 to approximately 120 in 2004.

         Churn is defined as the percentage of lines that are disconnected in any given period of time. Customer churn for the year ended December 31, 2003 trended down compared to the year ended December 31, 2002. These favorable trends in churn contributed toward more favorable operating results and better liquidity in 2003. We anticipate churn levels to continue at their current level in 2004. We seek to minimize churn by delivering high quality service, a high level of customer care, and a portfolio of product and service offerings that is competitive with other carriers. Changes in our level of churn and the achievement of our plans to grow revenue from our new account managers will have a direct effect on our future operating results and liquidity.

         COST OF OPERATING REVENUES. Cost of operating revenues for the year ended December 31, 2003 was $75.4 million as compared to $84.7 million for the year ended December 31, 2002. The 11% or $9.3 million decrease in the cost of operating revenues is primarily due to:

- A reduction in the recurring customer related expense of $5.0 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. This decrease has been achieved through lower unit prices charged by the ILEC for our local loops, lower per-minute long-distance rates we have negotiated with our carriers, and the grooming of our network of unneeded capacity;

- A reduction in the non-recurring (external charges incurred by us to install and disconnect customers) customer related expense of $1.9 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. These cost savings have been achieved through utilizing more effective means of ordering services for our customers and installing a larger number of lines per order;

- A reduction in our network cost of $2.4 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Cost savings in this area have been achieved through grooming the network of unneeded capacity, routing traffic by a more cost effective means, and the effect of a capital project focused on replacing higher cost circuits with lower cost circuits.

         While we have been successful in reducing our cost of operating revenues from 58% of revenue for the year ended December 31, 2002 to 51% for the year ended December 31, 2003, we do not anticipate that same rate of reduction will continue in the future. We currently anticipate our cost of operating revenues as a percent of revenue to be in the range of 46-48% for 2004.

         SELLING, GENERAL AND ADMINISTRATIVE. For the year ended December 31, 2003, selling, general and administrative expenses totaled $77.4 million, a 29% or $31.0 million decrease compared to the $108.4 million for the year ended December 31, 2002. The decrease is primarily due to

- A reduction in salary, wages and benefit related expense of $18.7 million. This reduction in salary, wages and benefit expense is a result of reduction in headcount, operating improvement initiatives and comprehensive reshaping of the sales organization.

- A $4.8 million reduction in consulting fees. For the year ending December 31, 2002 we incurred significant fees related to our recapitalization.

- A $2.7 million reduction in bad debt expense as a result of higher credit standards for new customers, more effective collection efforts and resolution of disputes with our switched access carriers.

- A $1.7 million reduction in property tax expense, as a result of lower valuations of our property in the revaluation of our property, plant and equipment in our fresh-start accounting.

         While we have reduced headcount and associated expense over the past twenty-four months and it has contributed materially to improving our operating results, we do not anticipate reducing our headcount further in 2004. We do anticipate we will be increasing our direct account manager headcount from 93 at December 31, 2003 to approximately 120 in 2004 which will result in a higher selling, general and administrative expense in 2004 than 2003. In addition, we do not anticipate realizing the same reductions in consulting fees, bad debt expense and property tax expense in 2004 as we did in 2003.

         REORGANIZATION EXPENSE. In accordance with SOP 90-7, expenses resulting from the reorganization of the business in a bankruptcy proceeding are to be reported separately as reorganization items. Reorganization items of $266.4 million were recognized during 2002. The expenses consisted primarily of a $19.0 million consent fee payment to our bondholders, $244.7 million related to fresh-start fair market value adjustments and $2.7 million of legal and financial advisor fees.

         STOCK-BASED COMPENSATION EXPENSE. For the year ended December 31, 2003, we recorded $0.2 million in stock-based compensation expense compared to $0.7 million for 2002. Outstanding options at December 31, 2003 were granted subsequent to our emergence from bankruptcy and have been accounted for as fixed awards. The expense for the year ended December 31, 2003 relates to options granted with an exercise price below the market price of our stock. The expense for the year ended December 31, 2002 relates to in-the-money stock options granted in 1999, 2000, and 2001, the establishment of a $0.1 million reserve against an employee note receivable from a stockholder and $0.2 million of expense relating to the new stock option plan and the application of fixed plan accounting.

         NETWORK OPTIMIZATION COST. In May 1998, we completed our initial public offering of common stock, raising net proceeds of $63.0 million. From May 1999 to March 2000, we raised over $900 million of additional funds through debt and equity issuances to pursue an aggressive business plan to rapidly expand our business using Class 5 circuit switching technology in each of our markets (the same as used by Verizon, SBC, and other major telecommunication companies) and began deploying digital loop carriers in each collocation site. By the end of 2000, we provided bundled high speed voice and data services through 761 incumbent carrier central office collocation sites, serving 40 metropolitan areas in 15 states.

         Due to certain factors, including, but not limited to a significant long-term debt load, a downturn in economic conditions generally and the challenging economic environment for competitive telecommunications companies in particular, we determined that our cash flow from operations would be insufficient to both service our long-term indebtedness and operate our business in the long term. From September 2000 through February 2002, we significantly scaled back our operations, canceling more than 500 existing collocations, and canceling plans to enter the Northeast and Northwest Regions (representing more than 350 collocations).

         During third quarter 2000, we announced a plan to eliminate 339 collocations and delay our expansion into 12 Northeast and Northwest markets. We recorded a non-recurring network optimization charge of $12.0 million that represents estimated amounts paid or to be paid to incumbent local exchange carriers for collocation sites for which we have decided to discontinue entrance.

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

         For the year ended December 31, 2003, we recognized a $1.0 million reduction to our previously recognized network optimization costs primarily resulting from a final settlement with one of our network carriers.

         With respect to the network optimization charges, the total actual charges have been based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from subleases, our ability to sell or re-deploy network equipment for growth in our existing network and other factors. With our emergence from the Chapter 11 proceedings, we were able to conclude settlements with several network carriers and numerous office landlords. As a result of these settlements, our future liabilities were dramatically reduced and we were subsequently able to reduce our network optimization accrual in 2002 by $6.4 million. The closing down of these markets as part of the network optimization charges have contributed materially to our improved operating performance and is expected to materially benefit our future operating results. There are minimal remaining liabilities attributable to our network optimization charges that will have a future impact on our liquidity. We do not anticipate closing or selling any markets in 2004.

         GAIN ON SALE OF ASSETS. For the year ended December 31, 2003, we recorded a $0.5 million gain on sale of assets as compared to $0.2 million for the year ended December 31, 2002. These gains primarily resulted from the sale of equipment.

         DEPRECIATION AND AMORTIZATION. For the year ended December 31, 2003, depreciation and amortization was $16.4 million as compared to $36.6 million for the year ended December 31, 2002. This 55% decrease is primarily due to the reduced depreciable value of our fixed assets resulting from the implementation of fresh-start accounting.

         GAIN ON SALE OF INVESTMENTS. For the year ended December 31, 2002 we had a gain on sale of investments of $3.8 million which primarily resulted from the sales of our investments available-for-sale.

         LOSS/GAIN ON DISCHARGE OF DEBT. For the year ended December 31, 2003, we recorded a loss on the discharge of debt of $0.1 million, attributable to our repurchase of the remaining $2.1 million in carrying value of our 2004 Notes for $2.2 million in cash, as compared to a gain on the discharge of debt of $350.3 million for the year ended 2002, attributable to the cancellation of our 2010 Notes and our repurchase of $49.2 million in carrying value of our 2004 Notes.

         OTHER INCOME. During 2003, we reported other income of $1.4 million resulting from the reversal of a sales tax contingency due to a favorable resolution of this matter.

         INTEREST INCOME. Interest income was $0.2 million during the year ended December 31, 2003, compared to $4.2 million for the year ended December 31, 2002. The decrease is a result of a decline in our average cash and investments since the third quarter of 2002. Cash and investments have been used to purchase capital equipment, retire our remaining 2004 Senior Secured Notes and fund operating losses. We have recently raised additional cash from the issuance of common stock on September 25, 2003, which has increased our cash balance. Due to the current reduced levels of interest rates, we do not expect a significant increase to our interest income as a result of our higher cash balances.

         INTEREST EXPENSE. Gross interest expense for 2003 totaled $0.5 million, as compared to $22.0 million for 2002. Interest capitalized for the year ended December 31, 2002 was $1.4 million. As required by SOP 90-7, interest expense ceased to accrue on our 2010 Senior Notes upon filing our petition for relief under Chapter 11 of the Bankruptcy Code on April 8, 2002. Contractual interest was $33.5 million for the period from January 1, 2002 until July 30, 2002. The decrease in interest expense is primarily due to the retirement or discharge of substantially all of our debt. All of our 2010 Notes were eliminated in our reorganization and all of our 2004 Senior Secured Notes were repurchased by January 2003, as a result of which we no longer accrue interest expense for these Notes.

         LOSS BEFORE DISCONTINUED OPERATIONS. We incurred net losses before discontinued operations of $18.8 million for the year ended December 31, 2003, and $25.5 million for the year ended December 31, 2002.

         NET LOSS. Net loss was $21.1 million and $94.4 million for the years ended December 31, 2003 and 2002, respectively.

         ACCRUED PREFERRED STOCK DIVIDEND. For the year ended December 31, 2002, we accrued dividends of $4.0 million, payable to holders of our convertible preferred stock. As required by SOP 90-7, accrual of preferred stock dividends ceased upon filing of our petition for relief under Chapter 11 of the Bankruptcy Code on April 8, 2002. Contractual dividends were $8.8 million for the period from January 1, 2002 to July 30, 2002. All our preferred stock was eliminated in our reorganization effective July 30, 2002.

Year Ended December 31, 2002 vs. 2001

         Results from discontinued operations have been excluded from this comparison.

         OPERATING REVENUES. Total operating revenues increased to $146.1 million for the year ended December 31, 2002 as compared to $136.1 million for the year ended December 31, 2001. The 7% increase in revenue was primarily the result of an increase in the average lines in service and an increase in the number of our business customers on one of our data service delivery platforms. Our switched access revenues decreased $13.7 million or 31% from the year ended December 31, 2001. This decrease in switched access revenues was primarily a result of the reduction in rates we negotiated with our major carriers and a decrease in rates mandated by the FCC.

         COST OF OPERATING REVENUES. Cost of operating revenues for the year ended December 31, 2002 was $84.7 million as compared to $103.6 million for the year ended December 31, 2001. The 18% decrease in the cost of operating revenues is due to a decrease in the number of markets in which we operate and management efforts to "groom" the network by negotiating better rates with providers and reducing inefficiencies and redundancies in network traffic management which accounted for the remainder of the decrease.

         SELLING, GENERAL AND ADMINISTRATIVE. For the year ended December 31, 2002, selling, general and administrative expenses totaled $108.4 million, a 23% decrease over the $140.0 million for the year ended December 31, 2001. We experienced substantial reduction in selling, general and administrative expenses due to a reduced workforce. This decreased workforce is a result of operating in fewer markets, the streamlining of our operations and other cost reduction efforts undertaken as part of our operating improvement initiatives and comprehensive reorganization.

         REORGANIZATION EXPENSE. In accordance with SOP 90-7, expenses resulting from the reorganization of the business in a bankruptcy proceeding are to be reported separately as reorganization items. Reorganization items of $266.4 million were recognized during the year ended December 31, 2002. The expenses consisted primarily of the $19.0 million consent fee payment to our bondholders, $244.7 million related to fresh-start fair market value adjustments and $2.7 million of legal and financial advisor fees.

         STOCK-BASED COMPENSATION. For the year ended December 31, 2002, we recorded $0.7 million in stock-based compensation compared to $3.1 million recorded in 2001. Outstanding options at December 31, 2002 were granted subsequent to our emergence from bankruptcy, and have been accounted for as fixed awards. The expense in the period from July 31, 2002 to December 31, 2002 relates to options granted in 2002 with an expense price below the market price of the stock.

         NETWORK OPTIMIZATION COST. In February 2002, we closed our operations in Charlotte, North Carolina and eliminated certain other non-performing sales offices. We also cancelled the implementation of a new billing system in February 2002. As a result, we recognized a network optimization charge of $19.0 million in the first quarter of 2002. Included in the charge was $12.5 million for the write down of our investment in software and assets for a new billing system, $3.7 million for property and equipment including collocations and switch sites and $2.8 million for other costs associated with exiting these markets.

         During February 2001, we announced the cancellation of our plans to enter 12 Northeast and Northwest markets and the related elimination of 351 collocations. We recorded a network optimization charge of $24.0 million in the first quarter of 2001 associated with the investment we made in switch sites and collocations for these markets.

         During May 2001, we announced plans to close operations in twelve of the markets we had recently opened, representing more than 180 collocations. We exited those markets over the period from June to September 2001 and recognized a network optimization charge of $209.1 million in the second quarter of 2001. Included in the charge is $126.8 million for the goodwill and customer base associated with the Primary Network business, which was eliminated as a result of the market closings, $65.1 million for property including collocations and switch sites, and $17.2 million for other costs associated with exiting these markets.

         GAIN/LOSS ON SALE OF ASSETS. For the year ended December 31, 2002, we recorded a $0.2 million gain on sale of assets as compared to a $1.8 million loss for the year ended December 31, 2001. These gains and losses primarily resulted from the sale of equipment.

         DEPRECIATION AND AMORTIZATION. For the year ended December 31, 2002, depreciation and amortization was $36.6 million as compared to $56.5 million for the year ended December 31, 2001. This decrease is attributable primarily to the write-down of property and equipment due to fresh-start accounting.

         GAIN ON SALE OF INVESTMENTS. For the year ended December 31, 2002 we had a gain on sale of investments of $3.8 million, compared to $7.4 million for the year ended December 31, 2001. These gains primarily resulted from the sales of our investments available-for-sale.

         GAIN ON DISCHARGE OF DEBT. For the year ended December 31, 2002, we recorded a gain on the discharge of debt of $350.3 million, attributable to the cancellation of our 2010 Notes and our repurchase of $49.2 million in carrying value of our 2004 Notes, as compared to $32.3 million for the year ended 2001, that was attributable to a series of exchanges on our long-term debt.

         INTEREST EXPENSE. Gross interest expense for 2002 totaled $22.0 million, as compared to $63.8 million for 2001. Interest capitalized for the year ended December 31, 2002 decreased to $1.4 million as compared to $4.9 million for the year ended December 31, 2001. The decrease in interest capitalized is due to the decrease in switching equipment under construction as we have pulled back on our network expansion. Gross interest expense is primarily attributable to the 13% Senior Notes due 2010 we issued in March 2000 and the 13% Senior Notes due 2004 issued in 1997. Interest expense on our 13% Senior Notes due 2010 ceased to accrue after our filing of Chapter 11 on April 8, 2002. With the retirement of all of our 2004 and 2010 Notes, our interest expense will be significantly reduced in future periods.

         INTEREST INCOME. Interest income was $4.2 million during the year ended December 31, 2002, compared to $20.8 million for the year ended December 31, 2001. The 80% decrease is a result of decreases in cash and investments during 2002. Cash and investments were used to pay interest on the senior secured notes, fund operating losses, capital expenditures, pay the $19.0 million consent fee and other costs of recapitalization.

         LOSS BEFORE DISCONTINUED OPERATIONS. We incurred net losses before discontinued operations of $25.5 million and $400.3 million for the years ended December 31, 2002 and 2001, respectively.

         NET LOSS. Net loss was $94.4 million and $467.7 million for the years ended December 31, 2002 and 2001, respectively.

         ACCRUED PREFERRED STOCK DIVIDEND. As of the effective date of our emergence from Chapter 11, the authorized, issued and outstanding Series C and Series D Preferred Stock were cancelled. Dividends on these series of preferred stock ceased to accrue after we filed our bankruptcy petition on April 8, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically incurred negative cash flows from operating activities; however, we believe that we now have sufficient resources and liquidity to fund our planned operations. We have completed, and continue to pursue, several initiatives intended to increase liquidity and better position us to compete under current conditions and anticipated changes in the telecommunications sector. These include:

         -        Implementing our balance sheet recapitalization;

         - Selling customers and assets in our Florida, Georgia, Ohio, Michigan and Texas markets;

         - Filing a $250 million universal shelf registration with the Securities and Exchange Commission in February 2004;

         - Continuing to have available $7.5 million, three-year funding facility secured by certain customer accounts receivables;

         - Seeking additional equity or other debt financing on terms acceptable to us;

         - Pursuing discussions with companies who may be interested in acquiring our assets or business, in whole or in part, and discussions with companies who may be interested in selling their assets or business, in whole or in part, to us;

         - Continuing to update our prospective business plans and forecasts to assist in monitoring current and future liquidity;

         - Reducing general and administrative expenses through various cost cutting measures;

         - Introducing new products and services with greater profit margins;

         - Analyzing the pricing of our current products and services to ensure they are competitive and meet our objectives; and

         - Re-deploying our assets held for future use to reduce the requirement for capital expenditures.

         As of December 31, 2003, we had $29.3 million in unrestricted cash and cash equivalents. We believe that our cash balances, when combined with the above initiatives that are the basis for our on-going business model, will generate enough liquidity to fully fund our business on a continuing basis.

         Developing and maintaining our network and business has required and will continue to require us to incur capital expenditures primarily consisting of the costs of purchasing network and customer premises equipment and maintaining our operations support system. Cash outlays for capital expenditures during 2003 were $7.2 million.

         Our capital expenditures will focus on the augmentation of our operating support system and our network to add new product and service offerings and customers and to improve the cost efficiency of our network, as we have completed the footprint build-out of our network in the markets in which we operate.

         Our planned capital expenditures during 2004 are expected to total approximately $11.0 million. For 2005, planned capital expenditures are expected to be approximately $12.0 million. We expect that funding for these expenditures will be from cash on hand as well as cash generated from operations. Included in our total planned capital expenditures are the following:

         Network Capacity and Capability: Based on our planned customer growth we anticipate spending $6.5 million in 2004 and over $7.0 million in 2005 to add to the capacity of our voice and data network as well as adding additional capability and features for new product and service offerings.

         Information Technology: We anticipate spending over $2.0 million in each of 2004 and 2005 in information technology that we expect to improve our back-office productivity and improve the quality of our customer interactions.

         Customer Acquisition: We anticipate spending over $3.0 million over the next two years in acquiring customer premise equipment that will support the addition of new customers to our network.

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

Private Placement

         In September 2003, we entered into a Securities Purchase Agreement under which we raised approximately $16.0 million, net of estimated selling costs, through the private placement of 12,940,741 shares of common stock at $1.35 per common share. We also issued warrants to purchase 2,588,148 shares of common stock to the investors who participated in the private placement at a price of $1.62 per common share in connection with the transaction. In addition, pursuant to an exclusive finders agreement between us and the Shemano Group, Inc. ("Shemano"), we issued warrants to Shemano and its affiliates to purchase 349,400 shares of common stock at a price of $1.62 per common share as partial consideration for services rendered in connection with the private placement. These warrants are exercisable at any time and expire five years from the issuance date. Additional warrants to purchase up to 83,856 shares of common stock will be issued to Shemano and its affiliates in the event the warrants held by the investors are exercised.

Shelf Registration

         In February 2004, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission seeking to register $250 million of new securities, which could include shares of our common stock, preferred stock, warrants to purchase common stock, or debt securities. The filing of this shelf registration statement could facilitate our ability to raise capital, should we decide to do so, in the future. The amounts, prices and other terms of any new securities would be determined at the time of any particular transaction.

Cash Flow Discussion

         In summary our cash flows for the year ended December 31, 2003 were as follows (in thousands):

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                                        2003
                                                    ------------
Net Cash Used in Operating Activities............     $ (9,444)
Net Cash Provided by Investing Activities........     $ 15,770
Net Cash Provided by Financing Activities........     $ 12,208

         The above summary of cash flows includes cash and cash equivalents.

         The rate at which we have been using cash for operations over the past twelve months has been significantly reduced. This reduction in the use of cash is primarily a result of operational efficiencies, the associated expense reductions, elimination of expenses associated with the markets we exited and management of accounts payable and accounts receivable.

         Cash and Cash Equivalents: At December 31, 2003, cash and cash equivalents were $29.3 million. There are no investments available-for-sale at December 31, 2003.

         Long-term Restricted Cash: Long-term restricted cash amounted to $9.5 million as of December 31, 2003. This restricted cash primarily represents a commitment we made in September 2001, to pay up to $4.5 million for employee retention and incentive compensation bonuses, subject to the terms of the agreements with certain employees. In addition, we committed to pay up to $7.5 million in severance payments to certain employees in the event they are terminated involuntarily, without cause or if they terminate voluntarily with good cause. In November 2001, we established an irrevocable grantor trust, which was funded at a level sufficient to cover the maximum commitment for retention, incentive compensation and severance payments. For the year ended December 31, 2003 we paid out $2.1 million relating to these commitments. In October 2002, we established and funded an irrevocable grantor trust with $2.0 million, an amount sufficient to pay all severance benefit obligations pursuant to employment agreements for several of our executives and any other severance or retention agreements in effect that were not funded by the trust adopted by us in November, 2001. These two trusts were established prior to our bankruptcy filing to reassure key employees that our retention, incentive compensation and severance benefit obligations to employees would be able to be paid. Our ability to successfully carry out our business plan depended on the retention of our key employees, and we were concerned about the possible loss of some key employees without the establishment of the trusts. In November 2002, we established a $2.0 million trust for the future purchase, if needed, of run-off directors and officers insurance. This trust was established to reassure our board of directors and key employees that no matter what our financial condition in the future, they would be protected with run-off insurance in the event of a merger, acquisition or other event requiring such insurance coverage.

         The trusts established to cover commitments for retention, incentive compensation and severance payments will terminate when all employees have been paid all amounts due them pursuant to the terms and conditions of those trust agreements. The trust to purchase run-off insurance will terminate when the proceeds from the trust have been used to purchase run-off insurance in the event of a merger, acquisition or other event requiring such insurance.

CASH FLOWS FROM OPERATING ACTIVITIES AND INVESTING ACTIVITIES

         Our statements of cash flows are summarized as follows (in thousands):

                                                                        YEAR ENDED DECEMBER 31,
                                                                   2003         2002         2001
                                                                 ---------    ---------    ---------
Net cash used in operating activities ........................   $  (9,444)   $(124,238)   $(219,281)
Cash flows provided by investing activities:
    Purchases of property and equipment, net of payables .....   $  (7,229)   $ (17,406)   $ (86,735)
    Proceeds from sale of assets from discontinued operations
     net of costs associated with sale of assets .............   $  18,125    $      --    $      --
    Sale of investments available-for-sale ...................          --      157,705      336,911
    Other investing activities ...............................       4,874        5,760       (9,656)
                                                                 ---------    ---------    ---------
Net cash provided by investing activities ....................   $  15,770    $ 146,059    $ 240,520
                                                                 ---------    ---------    ---------

         Operating Activities: Cash flows used by operating activities decreased by 93% percent for 2003 compared to 2002. The key component of this improvement was a 21% reduction in operating expenses from continuing operations and a 92% reduction in operating expenses from discontinued operations. Cash flows used by operating activities decreased 43% percent for 2002 compared to 2001, primarily as a result of a reduction in operating expenses in both continuing and discontinued operations. Investments available-for-sale was the major source of cash flow to fund our operations in 2002.

         Investing Activities: For the year ended December 31, 2003, we were provided with $15.8 million in cash from investing activities. The cash provided in 2003 primarily represents the net effect of cash received from the sale of assets, the sale of restricted investments upon final settlement of disputed network charges and upon funding of incentive compensation bonuses and severance payments, partially offset by the purchase of property and equipment. We reduced our capital expenditures by 58% in 2003 from 2002. We currently estimate our capital expenditures to be approximately $11.0 million in 2004 and approximately $12.0 million in 2005.

CASH FLOWS FROM FINANCING ACTIVITIES

                                                                                YEAR ENDED DECEMBER 31,
                                                                             2003        2002        2001
                                                                           --------    --------    --------
Cash flows provided by (used in) financing activities:
    Repurchase of Senior Notes .........................................   $ (2,154)   $(13,707)   $(14,134)
    Payments on other long-term debt and capital lease obligations .....     (1,569)     (6,629)     (8,554)
    Proceeds from issuance of common stock, net of costs
        associated with issuance of common stock .......................     16,062          --          --
    Other financing activities .........................................       (131)        138          72
                                                                           --------    --------    --------
Net cash provided by (used in) financing activities ....................   $ 12,208    $(20,198)   $(22,616)
                                                                           --------    --------    --------

         Financing Activities: For the year ended December 31, 2003, we were provided with $12.2 million of cash from financing activities. The cash provided in 2003 primarily represents the net effect of cash received from the issuance of common stock in September 2003, partially offset by the repurchase of our remaining senior notes and payments on capital lease obligations.

         In September 2003, we entered into a securities purchase agreement under which we raised approximately $16.0 million, net of estimated selling costs, through the private placement of 12,940,741 shares of common stock at $1.35 per common share. See "Private Placement" above for more information on this transaction. In 2002 and 2001 we used cash for the repurchase of our Senior Notes as well as for payments on our long-term capital leases and long-term debt obligations.

Table of Future Commitments

         As of December 31, 2003, we are obligated to make cash payments in connection with our capital leases, operating leases and circuit lease obligations. The effect of these obligations and commitments on our liquidity and cash flows in future periods are listed below. All of these arrangements require cash payments over varying periods of time. Certain of these arrangements are cancelable on short notice and others require termination or severance payments as part of any early termination. Included in the table below are obligations for continuing operations (in thousands):

CONTINUING OPERATIONS:              2004      2005      2006      2007      2008     THEREAFTER
--------------------------------   -------   -------   -------   -------   -------     -------
Capital lease obligations ......   $   256   $    --   $    --   $    --   $    --     $    --
Purchase commitments ...........       894        --        --        --        --          --
Operating lease obligations ....     5,105     3,205     2,784     2,655     1,909       3,182
Circuit lease obligations ......    18,828       105        --        --        --          --
                                   -------   -------   -------   -------   -------     -------
Total ..........................   $25,083   $ 3,310   $ 2,784   $ 2,655   $ 1,909     $ 3,182
                                   =======   =======   =======   =======   =======     =======

         Approximately $0.2 million of the operating lease payments and circuit lease payments are remaining as part of our accrued network optimization costs originally recorded in June 2001 and February 2002.

         We have sufficient liquidity and capital resources to fund these obligations in 2004 and we believe our future cash flow from operations will be sufficient to continue to pay these obligations in the future.

         As provided in the asset sale agreements for the discontinued markets, we remain contingently liable for several of the obligations in these markets. We are guarantor of future lease obligations with expirations through 2015. In the event that the assignee fails to pay any sums due under the lease, we are fully liable for all obligations under the terms of the leases. Included in the table below are obligations for discontinued operations (in thousands):

                                         2004    2005    2006    2007    2008    THEREAFTER
                                         -----   -----   -----   -----   -----   ----------
Contingent liabilities ..............    2,134   2,059   1,455   1,117   1,073     3,992

EFFECTS OF NEW ACCOUNTING STANDARDS

         Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This is an interpretation of FASB No. 5, 57, and 107 and Rescission of FIN No. 34, and elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement of this interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements.

Accounting for Revenue Arrangements with Multiple Deliverables

         In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The adoption of EITF 00-21 did not have a material effect on our consolidated financial statements.

Consolidation of Variable Interest Entities

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." This is an interpretation of Accounting Research Bulletin No. 51, and addresses consolidation by business enterprises of variable interest entities. The provisions of this interpretation are effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 as amended did not have a material effect on our consolidated financial statements because we do not have any variable interest entities as of December 31, 2003.

Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities

         In April 2003, the FASB issued SFAS No. 149, "Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities." This standard amends SFAS No. 133 by clarifying under which circumstances a contract meets the characteristic of a derivative, clarifies when a derivative contains a financing component and also amends certain other existing pronouncements. The provisions of this Statement were effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our consolidated financial statements as we do not have any freestanding or embedded derivatives as of December 31, 2003.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement were effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements because we do not have any such financial instruments as of December 31, 2003.

Revenue Recognition

         In December 2003, the SEC issued SAB No. 104, "Revenue Recognition," which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21. The adoption of SAB No. 104 did not have a material effect on our consolidated financial statements.

Forward Looking Statements

         Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that certain statements contained in this report regarding our and/or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We wish to caution the reader these forward-looking statements are not historical facts and are only estimates or predictions. Actual results may differ materially from those projected as a result of risks and uncertainties including, but not limited to, the expected financial and operational improvements from the transactions described herein, anticipated cost reductions, market makers independent decisions to create a market in our common stock, future sales growth, market acceptance of our product and service offerings, our ability to secure adequate financing or equity capital to fund our operations, network expansion, our ability to manage growth and maintain a high level of customer service, the performance of our network and equipment, our ability to enter into strategic alliances or transactions, the cooperation of incumbent local exchange carriers in provisioning lines and interconnecting our equipment, regulatory approval processes, changes in technology, price competition and other market conditions and risks detailed from time to time in our filings with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information, or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not use interest rate derivative instruments to manage our exposure to interest rate changes. The interest rate under our line of credit floats with the prime rate and therefore we do have exposure to interest rate changes as a result of our line of credit agreement. As of December 31, 2003, we did not have any outstanding borrowings under the line of credit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information required by this Item was previously disclosed in Form 8-K dated July 17, 2002, and later amended by Form 8-K/A dated July 30, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the Securities and Exchange Commission rules thereunder.

(b) Changes in internal control. There were no changes in our internal control over financial reporting that occurred during our year ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers and directors, and their respective ages as of March 15, 2004, are as follows:

           NAME                AGE                     POSITION
----------------------------   ---   --------------------------------------------------
Rolla P. Huff...............    47   Chief Executive Officer and Chairman of the Board
Michael E. Cahr.............    63   Director
Anthony J. Cassara..........    49   Director
Michael M. Earley...........    48   Director
Robert M. Pomeroy...........    41   Director
Richard L. Shorten, Jr......    36   Director
Joseph M. Wetzel............    48   President and Chief Operating Officer
S. Gregory Clevenger........    40   Executive Vice President and Chief Financial Officer
Russell I. Zuckerman........    56   Senior Vice President, General Counsel and
                                     Corporate Secretary
James E. Ferguson...........    49   President, Sales and Marketing
Anthony M. Marion, Jr. .....    52   Vice President, Information Technology
Roger A. Pachuta............    61   Senior Vice President, Network Services
Steven A. Reimer............    48   Senior Vice President, Customer Operations
Michele D. Sadwick..........    37   Vice President, Customer Base Management
Russell A. Shipley..........    41   New Technology Officer
Michael J. Tschiderer.......    44   Vice President of Finance, Controller and Treasurer

         Rolla P. Huff currently serves as our chief executive officer and has been chairman of our board of directors since July 2001. Mr. Huff was elected to our board of directors pursuant to the terms of his employment agreement. In addition, the terms of our reorganization plan implemented upon the completion of our bankruptcy proceeding provides for our chief executive officer to serve on our board of directors. Mr. Huff's current term as a director will expire in 2006. Mr. Huff was elected as our chief executive officer and president and as a member of our board of directors in November 1999. From March 1999 to September 1999, Mr. Huff served as president and chief operating officer of Frontier Corporation and served as executive vice president and chief financial officer of that corporation from May 1998 to March 1999. From July 1997 to May 1998, Mr. Huff was president of AT&T Wireless for the Central U.S. region and Mr. Huff served as senior vice president and chief financial officer of that company from 1995 to 1997. From 1994 to 1995, Mr. Huff was financial vice president of mergers and acquisitions for AT&T.

         Michael E. Cahr has served on our board of directors since July 30, 2002. Mr. Cahr's current term as a director will expire in 2005. Since April 1999, Mr. Cahr has been president and chief executive officer of Saxony Consultants. He also served as president of that company from 1980 to 1987. During the interim, from 1994 to March 1999, Mr. Cahr served as chairman, president and chief executive officer of Allscripts, a medication management solutions company. From 1987 to 1994, Mr. Cahr was venture group manager for Allstate Venture Capital. Mr. Cahr was president, chief executive officer and owner of Abbey Fishing Company from 1973 to 1980. From 1963 to 1973 Mr. Cahr held various positions at Sun Chemical Corporation. Mr. Cahr also serves as a director of Lifecell Corporation, Truswal Systems and PacificHealth Laboratories, Inc.

         Anthony J. Cassara has served on our board of directors since May 2003. Mr. Cassara's current term as a director will expire in 2006. Since January 2001, Mr. Cassara has been president of Cassara Management Group, Inc., a privately-held business consulting practice focusing on the telecommunications industry. Prior to founding this firm, Mr. Cassara was president of the carrier services division of Frontier Corporation from April 1996 to September 1999, and after Frontier was acquired by Global Crossing continued in that position until December 2000. During his sixteen years with Frontier and Global Crossing from 1984 until December 2000, Mr. Cassara held many executive positions in various domestic and international business units. Mr. Cassara also served as chief executive officer of Pangea, a telecommunications company, from February 2001 until June 2001. Mr. Cassara serves as a director of Flag Telecom, Eschelon Telecom, Inc., InSciTek Microsystems, Inc. and ACN, Inc.

         Michael M. Earley has served on our board of directors since July 30, 2002. Mr. Earley's current term as a director will expire in 2004. Mr. Earley has been an advisor to a number of businesses, acting in a variety of management roles since 1997. He has served as president and chief executive officer of Metropolitan Health Networks, Inc., a provider of healthcare and pharmacy services since March 2003. From January 2001 until March 2003, Mr. Earley was self-employed as a business advisor. During 2000 and 2001, Mr. Earley was a consultant to and acting chief executive officer of Collins Associates, an institutional money management firm. From 1998 to 1999, Mr. Earley served as principal and owner of Triton Group Management Inc, a business advisory concern. From 1994 to 1997, Mr. Earley served as president of Triton Group Ltd., a public diversified holding company. From 1991 to 1993, Mr. Earley was senior vice president, chief financial officer and director of Intermark, Inc. and Triton Group Ltd., during which time the two companies were restructured and consolidated through a pre-arranged Chapter 11 proceeding. From 1986 to 1990, Mr. Earley held the positions of chief financial officer of Triton Group Ltd. and vice president, corporate development for Triton Group Ltd. and Intermark, Inc. Mr. Earley was controller for International Robomation/Intelligence from 1983 to 1985 and an audit and tax member of the Ernst & Whinney accounting firm from 1978 to 1983.

         Robert M. Pomeroy has served on our board of directors since July 30, 2002. Mr. Pomeroy's current term as a director will expire in 2004. Since January 2004, Mr. Pomeroy has been the chief executive officer of Gotham Donutz LLC, an owner/operator of quick service restaurants. From August 2001 until January 2004, Mr. Pomeroy was a self employed financial consultant. From September 2000 to August 2001, Mr. Pomeroy was the chief financial officer of Graphnet, Inc., a multinational data communications carrier. From June 1999 to August 2000, Mr. Pomeroy was a vice president and equity research analyst for Goldman Sachs & Co. where he covered the telecommunications industry. Prior to Goldman Sachs, Mr. Pomeroy was a vice president and equity research analyst with Credit Suisse First Boston from May 1998 to June 1999. Additionally, Mr. Pomeroy is a certified public accountant with substantial auditing experience with multinational public accounting firms.

         Richard L. Shorten, Jr. has served on our board of directors since July 30, 2002. Mr. Shorten's current term as a director will expire in 2005. Since August 2000, Mr. Shorten has been the managing member of Silvermine Capital Resources, LLC, a specialty merchant bank focused in the telecommunications and technology sectors and, since August 2001, he has been a partner with Pacific Alliance Limited, LLC. Mr. Shorten has been a director and on the audit committee of First Avenue Networks, Inc., since November 2001 and is currently chairman of the board of directors of that company. As of September 2003, Mr. Shorten is also a director and member of the compensation and governance committees of AboveNet, Inc. (formerly MetroMedia Fibernet). From May 2000 to August 2001, Mr. Shorten was executive vice president and director of Graphnet, Inc. From December 1999 to April 2000, Mr. Shorten served as senior vice president of Data Services for Viatel Inc., following the company's acquisition of Destia Communications, Inc. where he held the position of senior vice president from December 1997 to December 1999. Mr. Shorten was a corporate associate with the Cravath, Swaine and Moore law firm from 1992 to 1997.

         Joseph M. Wetzel currently serves as our president and chief operating officer. Mr. Wetzel joined our company as president of operations in August 2000, and served in that role from August 2000 through July 2001, at which time he assumed his current position. He also served on our board of directors from March 2002 until April 2003. From 1997 to 2000, Mr. Wetzel was vice president of technology with MediaOne Group and from 1993 to 1997 was vice president of technology with MediaOne's multimedia group. From 1977 to 1993, Mr. Wetzel served in a number of technology and operational leadership positions within US West Companies.

         S. Gregory Clevenger has served as our executive vice president and chief financial officer since April 2002. Mr. Clevenger joined our company as senior vice president - corporate development in January 2000 and served from May 2001 to April 2002 as our executive vice president - chief strategic and planning officer. He also served on our board of directors from March 2002 until April 2003. From 1997 to December 1999, Mr. Clevenger was vice president of investment banking at Goldman, Sachs & Co. in the communications, media and entertainment group in Singapore and New York. From 1992 to 1997, Mr. Clevenger was an associate and vice president in the investment banking division of Morgan Stanley & Co. Incorporated in New York, Hong Kong and Singapore in a variety of groups including the global telecommunications group and the global project finance and leasing group.

         Russell I. Zuckerman joined our company in January 2000 as director of national legal affairs and has served as our secretary since April 2000. Since December 2000, he has served as senior vice president, general counsel and secretary. Prior to December 2000, Mr. Zuckerman had been in private practice of law since 1973 with Underberg & Kessler, LLP, and served as managing partner and chairman of the firm's litigation department.

         James E. Ferguson joined our company as president of sales and marketing in July 2003. Prior to joining our company, Mr. Ferguson held senior sales leadership positions with Frontier Corporation from September 1996 until September 1999, and then with Global Crossing after its acquisition of Frontier in September 1999 until July 2003 except during the period from August 2001 until June 2002, during which he served as executive vice president - sales for Myrient, a managed hosting company. During his seven years with Frontier and Global Crossing, Mr. Ferguson served as Frontier's president of the western division and Global Crossing's vice president of the west region, vice president of multi-national accounts and vice president of nextgen markets. Prior to Frontier/Global Crossing, Mr. Ferguson held sales management positions at Cable and Wireless, Sprint, Racal Skynetworks and GTE.

         Anthony M. Marion, Jr. joined our company in June 2000 as vice president of operations support systems planning and development. Since February 2002, he has served as vice president, information technology. Prior to joining our company, Mr. Marion was the executive vice president and chief information officer for Concentrix Corporation, an integrated customer management services business, from September 1999 to June 2000. From March 1998 to September 1999, Mr. Marion was the director of information technology for CTGT Global where he was responsible for Maxcom Telecommunications, a startup competitive local exchange carrier ("CLEC") in Mexico City, Mexico. Mr. Marion served as the director of applications maintenance management for Computer Task Group, an information technology services business, from September 1996 to March 1998. From

1991 through 1996, Mr. Marion held various technical management and director-level positions with ACC Corp, a telecommunications business, ultimately serving as the corporate vice president of information technology. Since 1973, Mr. Marion has held various progressive information technology and management positions in education, financial services, health care, telecommunications and consulting services.

         Roger J. Pachuta joined our company as senior vice president of network services in February 2000. Prior to joining our company, Mr. Pachuta was vice president of network field operations and had various other network operations positions for AT&T Wireless from 1993 to 2000. From 1987 to 1992, Mr. Pachuta served as vice president of customer and network services for Ameritech Mobile Communications, first starting with that company in 1983. Beginning in 1970, Mr. Pachuta's professional network experience included engineering and network operations positions at AT&T and Ohio Bell Telephone Company.

         Steven A. Reimer is our senior vice president of customer operations, joining our company in January 2001. Mr. Reimer was formerly with AT&T Broadband from June 1999 to December 2000 where he last served as vice president of operations. Mr. Reimer joined AT&T Broadband through its acquisition of MediaOne, where he had been vice president of operations from 1994 to June 1999. From 1981 to 1994, Mr. Reimer held management positions at Continental Cablevision, ultimately serving as vice president/district manager. From 1979 to 1981, he was manager of operations for United Cable Television.

         Michele D. Sadwick is our vice president of customer base management, serving in that role since October 2002. Ms. Sadwick joined our company in November 1999 as vice president of corporate communications. Ms. Sadwick previously served as director of internal and external communications for Global Crossing, joining that firm through its acquisition of Frontier Corporation where she held communications management positions since 1994.

         Russell A. Shipley joined our company in June 2003 as new technology officer. Prior to joining our company, Mr. Shipley served as vice president of operations for Global Name Registry from September 2002 to June 2003. Mr. Shipley provided individual consulting services for startups and telecom investment firms from March 2002 to September 2002. Mr. Shipley served as senior vice president of global network transport operations for Global Crossing from January 2002 to March 2002, vice president of data engineering and operations from June 2000 to December 2001 and as vice president of network services from September 1999 until June 2000. Mr. Shipley joined Global Crossing in September 1999 when it acquired Frontier Corporation, where he had been vice president of network services since June 1999, and was vice president of network planning and development from September 1995 to May 1999. Mr. Shipley held numerous management positions between 1985 and 1994 for Rochester Telephone, the predecessor of Frontier.

         Michael J. Tschiderer joined our company in May 2000 and has served as our vice president of finance and controller since March 2001. He has served as treasurer since April 2003. Mr. Tschiderer served as our vice president, finance and administration from May 2000 to March 2001. Before joining us, Mr. Tschiderer had been a partner in the accounting firm of Bonadio & Co. in Rochester, New York from 1995 to April 2000. He is a certified public accountant in the state of New York.

         Messrs. Huff, Wetzel, Clevenger, Zuckerman, Marion, Pachuta, Reimer and Tschiderer and Ms. Sadwick all served as officers at the time we initiated our voluntary pre-negotiated petition in bankruptcy in February 2002.

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

         Our board of directors has also determined that Robert M. Pomeroy has been designated as our "audit committee financial expert" and is independent within the meaning of the rules of the Securities and Exchange Commission.

CODE OF ETHICS

         We have adopted a Corporate Code of Conduct and Ethics (the "Code of Ethics") that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other directors, officers and employees of our company. The Code of Ethics is posted on our website (www.mpowercom.com) and is available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: General Counsel, Mpower Holding Corporation, 175 Sully's Trail, Suite 300, Pittsford, New York 14534. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website.

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

         Based solely on our review of the copies of such forms received by us with respect to transactions during 2003, or written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, executive officers and persons who own more than 10% of our equity securities have been complied with except that Russell Shipley filed on September 17, 2003, a Form 4 to report options granted to him as of July 28, 2003.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table shows, for the fiscal years ended December 31, 2003, 2002 and 2001, the cash compensation paid by us, as well as certain other compensation paid or accrued for such year, for our chief executive officer and the four most highly compensated executive officers other than the chief executive officer employed by us as of December 31, 2003. This table also indicates the principal capacities in which they served during 2003.

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION                    LONG TERM
                                       -------------------------------------------     COMPENSATION      ALL OTHER
                                                                    OTHER ANNUAL          AWARDS        COMPENSATION
  NAME AND PRINCIPAL POSITION    YEAR  SALARY ($)  BONUS ($)      COMPENSATION ($)      OPTIONS (#)         ($)
-------------------------------  ----  ----------  ----------     ----------------     ------------     ------------
Rolla P. Huff,                   2003     440,654     455,554(1)                --          824,100               --
  Chairman and chief executive   2002     509,692     624,097(2)                -- (3)    2,206,250               --
  officer                        2001     500,000     136,000               50,771 (4)      956,250(6)            --
Joseph M. Wetzel,                2003     300,000     191,231(1)            71,561 (5)      202,500               --
  President and chief operating  2002     263,462     344,537(2)                -- (3)    1,456,250               --
  officer                        2001     250,000     125,000               59,549 (5)      206,250(6)            --
S. Gregory Clevenger,            2003     264,423     191,231(1)                --          335,625               --
  Executive vice president and   2002     236,748     157,037(2)                --        1,428,125          168,750(7)
  chief financial officer        2001     200,000      60,077                   --          178,125(6)            --
Roger Pachuta,                   2003     200,000     101,990(1)                --          108,000               --
  Senior vice president -        2002     200,000      70,602(2)                --          112,500           60,000(7)
  network services               2001     200,000      36,791                   --          112,500(6)            --
Steven Reimer,                   2003     200,000     127,487(1)                --          135,000           66,670(8)
  Senior vice president -        2002     200,000      95,000(2)                --          225,000          104,869(7)
  customer operations            2001     190,769          --                   --           75,000(6)        40,000(9)

----------

(1)      Includes the cash component of the 2003 annual bonus paid in 2004.

(2)      Represents 2001 and 2002 annual bonuses, both paid in 2002.

(3) The amount of perquisites received by Mr. Huff and Mr. Wetzel for 2002 has not been disclosed since they do not exceed the lesser of $50,000 or 10% of salary and bonus for that year.

(4) Mr. Huff's other annual compensation for 2001 includes various perquisites received by him, which were comprised of approximately $39,000 for the use of a company automobile and approximately $12,000 of various other perquisites.

(5) Mr. Wetzel's other annual compensation for 2003 includes perquisites received by him, which were comprised of approximately $51,000 related to the use of a townhouse in Las Vegas and approximately $21,000 of various other perquisites. Mr. Wetzel's other annual compensation for 2001 includes perquisites that were comprised of approximately $42,000 related to relocation expenses and approximately $18,000 related to a car allowance.

(6) The options granted in 2001 replaced all previously granted options and were the only remaining options outstanding as of December 31, 2001. All stock options issued in 2001 have now been replaced with the options granted in 2002.

(7)      Represents retention payments paid in 2002.

(8)      Represents retention payments paid in 2003.

(9)      Represents signing bonus paid in 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Our compensation committee consists of Michael E. Cahr and Anthony J. Cassara. Neither of the members of the compensation committee ever served as officers or employees of our company.

EMPLOYMENT AGREEMENTS

         Rolla P. Huff. Our employment agreement with Mr. Huff provides for a base salary of $402,000 per year and an annual bonus of up to the greater of (i) $536,000; or (ii) his base salary based on our achievement of certain annual targets to be established by our board of directors in conjunction with our annual operating budget or in the discretion of our board of directors. Mr. Huff is required to devote his full time and efforts to the business of our company during the term of his employment agreement, which expires on September 18, 2004. Mr. Huff's employment may be terminated by either us or Mr. Huff at any time. Mr. Huff has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. In the event Mr. Huff's employment ceases, Mr. Huff will be entitled to severance pay equal to the greater of (a) $1.5 million or (b) two times his base salary preceding his cessation of employment (or $536,000 if higher), and the highest bonus paid to him during any 12 month period between November 1, 1999 and the termination date, with payment to be made in a lump-sum.

         Joseph M. Wetzel. Our employment agreement with Mr. Wetzel provides for a base salary of $300,000 per year and an annual bonus of up to 75% of his base salary based upon achieving established corporate, functional and individual goals. Mr. Wetzel is required to devote his full time and efforts to the business of our company during the term of his employment agreement, which expires on September 18, 2004. Mr. Wetzel's employment may be terminated by either us or Mr. Wetzel at any time. Mr. Wetzel has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. If Mr. Wetzel's employment is terminated by us without cause or due to a change of control or there is a material change in Mr. Wetzel's responsibilities or salary or a relocation of more than 35 miles from his present place of business, Mr. Wetzel will receive severance pay equal to two times the higher of his fixed salary immediately preceding the termination date or $300,000 and two times the highest bonus paid to him during any 12 month period between September 20, 2002 and the termination date, with payment to be made in a lump-sum.

         S. Gregory Clevenger. Our employment agreement with Mr. Clevenger provides for a base salary of $250,000 per year and an annual bonus of up to 75% of the greater of (i) $300,000; or (ii) his base salary based upon achieving established corporate, functional and individual goals. Mr. Clevenger is required to devote his full time and efforts to the business of our company during the term of his employment agreement, which expires on September 18, 2004. Mr. Clevenger's employment may be terminated by either us or Mr. Clevenger at any time. Mr. Clevenger has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. If Mr. Clevenger's employment is terminated by us without cause or due to a change of control or there is a material change in Mr. Clevenger's responsibilities or salary or a relocation of more than 35 miles from his present place of business, Mr. Clevenger will receive severance pay equal to two times the higher of his fixed salary immediately preceding the termination date or $300,000 and two times the highest bonus paid to him during any 12 month period between April 25, 2002 and the termination date, with payment to be made in a lump-sum.

         Roger J. Pachuta. Our employment agreement with Mr. Pachuta provides for a severance benefit of $150,000, if terminated by us without cause or voluntarily by the officer for good reason. Mr. Pachuta has agreed not to participate in a competitive business during the severance period.

         Steven A. Reimer. Our employment agreement with Mr. Reimer provides for a severance benefit of $150,000, if terminated by us without cause or voluntarily by the officer for good reason. Mr. Reimer has agreed not to participate in a competitive business during the severance period.

OPTION GRANTS IN LAST FISCAL YEAR

         The table below sets forth information regarding all stock options granted in the 2003 fiscal year under our Stock Option Plans to those executive officers named in the Compensation Table above.


                           NUMBER OF  % OF TOTAL                                     POTENTIAL REALIZED
                          SECURITIES    OPTIONS               MARKET                ASSUMED ANNUAL RATES
                          UNDERLYING  GRANTED TO             PRICE OR                  OF STOCK PRICE
                            OPTIONS    EMPLOYEES            FAIR VALUE                 APPRECIATION (1)
                            GRANTED    IN FISCAL  EXERCISE  ON DATE OF  EXPIRATION  -------------------
                            IN 2003      YEAR      PRICE      GRANT       DATE          5%         10%
                          ----------  ----------  --------  ----------  ----------  --------    --------
Rolla P. Huff...........    402,000      8.7%      $ 0.19     $ 0.19     04/07/13   $ 48,035    $121,730
Rolla P. Huff...........    180,900      4.1%      $ 1.28     $ 1.28     07/28/13   $145,622    $369,034
Rolla P. Huff...........    241,200      5.2%      $ 1.80     $ 1.80     10/10/13   $273,041    $691,939
Joseph M. Wetzel........    101,250      2.2%      $ 1.28     $ 1.28     07/28/13   $ 81,505    $206,549
Joseph M. Wetzel........    101,250      2.2%      $ 1.80     $ 1.80     10/10/13   $114,616    $290,460
S. Gregory Clevenger....    150,000      3.3%      $ 0.19     $ 0.19     04/07/13   $ 17,923    $ 45,422
S. Gregory Clevenger....     84,375      1.8%      $ 1.28     $ 1.28     07/28/13   $ 67,921    $172,124
S. Gregory Clevenger....    101,250      2.2%      $ 1.80     $ 1.80     10/10/13   $114,616    $290,460
Steven A. Reimer........     67,500      1.5%      $ 1.28     $ 1.28     07/28/13   $ 54,336    $137,699
Steven A. Reimer........     67,500      1.5%      $ 1.80     $ 1.80     10/10/13   $ 76,410    $193,640
Roger J. Pachuta........     54,000      1.2%      $ 1.28     $ 1.28     07/28/13   $ 43,469    $110,159
Roger J. Pachuta........     54,000      1.2%      $ 1.80     $ 1.80     10/10/13   $ 61,129    $154,912

----------

(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of our common stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The following table shows aggregate exercises of options during 2003 and the values of options held as of December 31, 2003 by those executive officers named in the Compensation Table above.

                                                                            VALUE OF UNEXERCISED
                                                        NUMBER OF               IN-THE-MONEY
                             NUMBER OF             UNEXERCISED OPTIONS             OPTIONS
                              SHARES                DECEMBER 31, 2003       DECEMBER 31, 2003 (1)
                            ACQUIRED ON    VALUE     EXERCISABLE(E)/           EXERCISABLE(E)/
                             EXERCISE    REALIZED   UNEXERCISABLE(U)          UNEXERCISABLE(U)
                            -----------  --------  -------------------      --------------------
Rolla P. Huff...........        --          --               2,294,933 (E)            $2,667,253 (E)
Rolla P. Huff...........        --          --                 735,417 (U)            $1,024,187 (U)
S. Gregory Clevenger....        --          --               1,254,376 (E)            $1,525,511 (E)
S. Gregory Clevenger....        --          --                 509,374 (U)            $  713,178 (U)
Joseph M. Wetzel........        --          --               1,140,001 (E)            $1,346,430 (E)
Joseph M. Wetzel........        --          --                 518,749 (U)            $  726,020 (U)
Steven A. Reimer........        --          --                 268,334 (E)            $  207,675 (E)
Steven A. Reimer........        --          --                  91,666 (U)            $  129,749 (U)
Roger J. Pachuta........        --          --                 183,000 (E)            $  119,490 (E)
Roger J. Pachuta........        --          --                  37,500 (U)            $   51,375 (U)

----------

(1) Amounts shown are based upon the closing sale price for our common stock on December 31, 2003, which was $1.59 per common share.

DIRECTOR COMPENSATION

         Our outside directors will each receive quarterly payments, in advance, of $12,000, paid on January 1, April 1, July 1, and October 1, 2004, as compensation for their services as board members for 2004. During 2003, outside director Mr. Cassara received 150,000 non-qualified stock options, with one-third vesting on the grant date of April 28, 2003, one-third on April 28, 2004 and the remaining one-third on April 28, 2005. The options would become fully vested upon termination of the board member without cause or his resignation for good reason. The options were granted with an exercise price of $0.31 per common share, which was the market price of our stock on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table shows information known to us with respect to beneficial ownership of common stock as of March 15, 2004, by (A) each director,
(B) each of the executive officers named in the Summary Compensation Table beginning on page 50, (C) all executive officers and directors as a group and
(D) each person known by us to be a beneficial owner of more than 5% of our outstanding common stock.

                                                                      NUMBER OF SHARES      PERCENTAGE OF
                     NAME OF BENEFICIAL OWNER                      BENEFICIALLY OWNED (1)   OWNERSHIP (2)
----------------------------------------------------------------   ----------------------   -------------
West Highland Capital, Inc. (3).................................         8,919,505            11.39%
Aspen Advisors, LLC (4).........................................         5,762,200             7.34%
Rolla P. Huff, chief executive officer and chairman of
  the board (5).................................................         2,661,257             3.29%
S. Gregory Clevenger, executive vice president and chief
  financial officer (6) ........................................         1,396,870             1.75%
Joseph M. Wetzel, president and chief operating
   officer (7)..................................................         1,266,249             1.59%
Steven A. Reimer, senior vice president (8).....................           365,833               *
Michael E. Cahr, director (9)...................................           275,000               *
Roger J. Pachuta, senior vice president (10)....................           237,062               *
Robert M. Pomeroy, director (11) ...............................           230,000               *
Michael M. Earley, director (12)................................           205,000               *
Richard L. Shorten, Jr., director (13)..........................           205,000               *
Anthony J. Cassara, director (14)...............................           133,333               *
All executive officers and directors as a group (16 persons)
(5)(6)(7)(8)(9)(10)(11)(12)(13)(14)(15).........................         8,428,563             9.75%

----------

* Less than 1% of total.

(1) In accordance with the Securities and Exchange Commission's rules, each beneficial owner's holdings have been calculated assuming the full exercise of options held by the holder which are currently exercisable or which will become exercisable within 60 days after the date indicated and no exercise of options held by any other person.

(2) Applicable percentage of ownership for each holder is based on 78,332,022 shares of common stock outstanding on March 15, 2004, plus any common stock equivalents and presently exercisable stock options held by each such holder, and options held by each such holder which will become exercisable within 60 days after March 15, 2004.

(3) Information is based on a Schedule 13G filed with the Securities and Exchange Commission on January 26, 2004. West Highland Capital, Inc. ("WHC") is a registered investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares owned by them. Lang H. Gerhard is the sole shareholder of WHC and the manager of Estero Partners, LLC, which is a general partner with WHC of West Highland Partners, LP, an investment limited partnership ("WHPLP"). Each of the foregoing is identified on the Schedule 13G as having shared dispositive power of the shares owned by WHC. WHC, Estero and Gerhard are identified in the
         Schedule 13G as a group, and WHPLP disclaims membership in the group. The Schedule 13G indicates that Estero Partners and WHPLP each share the power to vote and dispose of 8,004,982 shares. The Schedule 13G indicates that WHC and Gerhard each share the power to vote and dispose of an additional 914,523 shares for a total of 8,919,505 shares. The address of West Highland Capital, Inc. is 300 Drake's Landing Road, Suite 290, Greenbrae, CA 94904.

(4) Information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2004, by Aspen Partners, Aspen Capital LLC (general partner of Aspen Partners), Aspen Advisors LLC (investment advisor to Aspen Partners) and Nikos Hecht (managing member of Aspen Capital LLC and Aspen Advisors LLC). Aspen Partners LLC directly owns 4,225,141 shares (including 139,000 shares issuable upon exercise of presently exercisable warrants), and Aspen Advisors LLC and Nikos Hecht share the power to vote and dispose of 5,762,200 shares. Aspen Partners, Aspen Capital, Aspen Advisors and Hecht each share the power to vote and dispose of 4,225,141 shares. Aspen Advisors and Hecht share the power to vote and dispose of an additional 1,537,059 shares (including 61,000 shares issuable upon exercise of presently exercisable warrants). The address of Aspen Partners and its affiliates is 152 West 57th Street, New York, New York 10019.

(5) Mr. Huff's ownership includes options to purchase 2,536,134 shares which are presently exercisable. Also includes 25 shares owned by Mr. Huff's wife, of which shares Mr. Huff disclaims beneficial ownership.

(6) Mr. Clevenger's ownership includes options to purchase 1,355,624 shares which are presently exercisable.

(7) Mr. Wetzel's ownership includes options to purchase 1,241,249 shares which are presently exercisable.

(8) Mr. Reimer's ownership includes options to purchase 335,833 shares which are presently exercisable.

(9) Mr. Cahr's ownership includes options to purchase 205,000 shares which are presently exercisable.

(10) Mr. Pachuta's ownership includes options to purchase 237,000 shares which are presently exercisable.

(11) Mr. Pomeroy's ownership includes options to purchase 205,000 shares which are presently exercisable.

(12) Mr. Earley's ownership includes options to purchase 205,000 shares which are presently exercisable.

(13) Mr. Shorten's ownership includes options to purchase 205,000 shares which are presently exercisable.

(14) Mr. Cassara's ownership includes options to purchase 133,333 shares which are presently exercisable or which will become exercisable within 60 days after the date of this report.

(15) Includes presently exercisable options to purchase 1,424,920 shares which are held by executive officers not named above.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information regarding options, warrants or other rights to acquire equity securities under our equity compensation plans as of December 31, 2003:

                                                                                                             NUMBER OF SECURITIES
                                                         NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE    REMAINING AVAILABLE FOR
                                                           ISSUED UPON EXERCISE OF     EXERCISE PRICE OF       FUTURE ISSUANCE
                                                            OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,        UNDER EQUITY
                                                             WARRANTS AND RIGHTS      WARRANTS AND RIGHTS     COMPENSATION PLANS
                                                         --------------------------  --------------------  -----------------------
Equity compensation plans approved by security
holders................................................                  --                     --                       --
Equity compensation plans not approved by security
holders................................................          17,541,464                  $0.80                2,409,186
                                                                 ----------                  -----                ---------
Total..................................................          17,541,464                  $0.80                2,409,186

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 20, 2003, we entered into an agreement with Pacific Alliance Limited, LLC ("PAL") of which one of our directors, Richard L. Shorten, Jr., is a managing director. Under this agreement, PAL provided assistance to us in connection with our efforts to finance our working capital requirements. During 2003, PAL received a cash retainer of $0.1 million and an additional fee of $0.2 million upon the closing of a private placement of our common stock in September 2003. Our arrangement with PAL has now been terminated. We believe the terms and conditions of the agreement were at least as favorable to us as those which we could have received from an unaffiliated third party, and that PAL was well suited to perform the services requested.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The aggregate fees billed by Deloitte & Touche LLP for the audit of our annual financial statements, the reviews of our financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accounting firm in connection with statutory and regulatory filings were approximately $0.2 million for the year ended December 31, 2003, and $0.5 million for the year ended December 31, 2002. Approximately $0.3 million of the fees in 2002 were attributable to the Deloitte & Touche LLP re-audit of our financial statements for the years ended December 31, 2001 and December 31, 2000. The re-audits were required as a result of our required adoption of "Accounting for Discontinued Operations."

Audit-Related Fees

         The aggregate fees billed by Deloitte & Touche LLP for assurance and related services that were reasonably related to the performance of the audit and reviews referred to above were minimal for the years ended December 31, 2003 and 2002.

Tax Fees

         The aggregate fees billed for tax compliance, tax advice and tax planning rendered by Deloitte & Touche LLP to us were approximately $0.1 million for each of the fiscal years ended December 31, 2003 and 2002. The 2003 and 2002 fees related to the preparation of our income tax returns and, to a lesser extent, tax consulting.

All Other Fees

         The aggregate fees billed for all other non-audit services rendered by Deloitte & Touche LLP to us were minimal for the year ended December 31, 2003, and approximately $0.1 million for the year ended December 31, 2002. The fees in 2002 related to property tax valuations and other property tax consulting. These property tax valuations were performed prior to Deloitte & Touche LLP being selected as our auditors.

         All non-audit services require an engagement letter to be signed prior to commencing any services. The engagement letter must detail the fee estimates and the scope of services to be provided. The current policy of our audit committee is that the audit committee must approve of the non-audit services in advance of the engagement and the audit committee's responsibilities in this regard may not be delegated to management. No non-audit services were rendered that were not in compliance with this policy.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)

         1. The response to this portion of Item 15 is submitted as a separate section of this report.

         2. The response to this portion of Item 15 is submitted as a separate section of this report.

         3. Filing of Exhibits:

            Exhibit 10.5    --      Amended Employment Agreement dated September
                                    20, 2002, between Mpower Communications
                                    Corp. and Russell I. Zuckerman.

            Exhibit 10.29   --      Employment Agreement dated April 25, 2002,
                                    between Mpower Communications Corp. and S.
                                    Gregory Clevenger.

            Exhibit 10.30   --      Third Amendment to Employment Agreement
                                    dated March 19, 2003, between Mpower
                                    Communications Corp. and Rolla P. Huff.

            Exhibit 10.31   --      Second Amendment to Employment Agreement
                                    dated March 19, 2003, between Mpower
                                    Communications Corp. and S. Gregory
                                    Clevenger.

            Exhibit 10.32   --      Second Amendment to Employment Agreement
                                    dated March 19, 2003, between Mpower
                                    Communications Corp. and Joseph M. Wetzel.

            Exhibit 10.33   --      Third Amendment to Employment Agreement
                                    dated June 2003 between Mpower
                                    Communications Corp. and S. Gregory
                                    Clevenger.

            Exhibit 10.34   --      Third Amendment to Employment Agreement
                                    dated June 2003 between Mpower
                                    Communications Corp. and Joseph M. Wetzel.

            Exhibit 10.35   --      Fourth Amendment to Employment Agreement
                                    dated December 31, 2003, between Mpower
                                    Communications Corp. and Joseph M. Wetzel.

            Exhibit 10.36   --      Retention and Severance Agreement dated
                                    October 11, 2001, between Mpower
                                    Communications Corp. and Anthony M. Marion,
                                    Jr.

            Exhibit 10.37   --      First Amendment to Employment Agreement
                                    dated March 19, 2003, between Mpower
                                    Communications Corp. and Russell I.
                                    Zuckerman.

            Exhibit 10.38   --      Engagement letter dated February 20, 2003,
                                    between Mpower Holding Corporation and
                                    Pacific Alliance Limited LLC.

            Exhibit 10.39   --      Second Amendment to Employment Agreement
                                    dated June 2003 between Mpower
                                    Communications Corp. and Russell I.
                                    Zuckerman.

            Exhibit 10.40   --      Employee Benefit Trust Agreement dated
                                    October 23, 2001, between HSBC Bank USA and
                                    Mpower Communications Corp.

            Exhibit 23.1    --      Consent of Deloitte & Touche LLP

            Exhibit 31.1    --      Rule 13a-14(a)/15d-14(a) Certification of
                                    Chief Executive Officer

            Exhibit 31.2    --      Rule 13a-14(a)/15d-14(a) Certification of
                                    Chief Financial Officer

            Exhibit 32      --      Section 1350 Certifications

         (b) The registrant filed the following reports on Form 8-K during the quarter ended December 31, 2003:

         (1) On November 6, 2003, the Company filed Form 8-K to report on the Company's results of operations for the fiscal quarter ended September 30, 2003.

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

                  2.3 Debtors' First Amended Disclosure Statement dated May 20, 2002. (1)

                  2.4 Amended and Restated Agreement and Plan of Merger among Mpower Communications Corp., Mpower Holding Corporation and Mpower Merger Company, Inc., dated as of April 12, 2001. (2)

                  2.5 Asset Purchase Agreement, dated as of January 8, 2003, between Mpower and LDMI Telecommunications, Inc. (3)

                  2.6 Amendment No. 1 to Asset Purchase Agreement, dated as of February 6, 2003, between Mpower and LDMI Telecommunications, Inc. (3)

                  2.7 Asset Contribution Agreement, effective as of December 31, 2002, between Mpower and Xspedius Equipment Leasing, LLC. (3)

                  2.8 Asset Purchase Agreement, dated as of January 8, 2003, between

                           Mpower, Florida Digital Network, Inc. and Southern Digital Network, Inc. (3)

                  2.9 Acknowledgment and Amendment No. 1 to Asset Purchase Agreement, dated as of April 7, 2003, between Mpower, Florida Digital Network, Inc. and Southern Digital Network, Inc. (3)

                  2.10 Asset Purchase Agreement, dated as of February 6, 2003, between Mpower and LDMI Telecommunications, Inc. (3)

                  3.1 Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on July 30, 2002. (4)

                  3.2      Second Amended and Restated By-laws. (4)

                  3.3 Rights Agreement between Mpower Holding Corporation and Continental Stock Transfer & Trust Company as Rights Agent. (5)

                  3.4 Certificate of Designation for the Series A Preferred Stock. (5)

                  4.1 See the Second Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 and the Second Amended and Restated By-laws filed as Exhibit 3.2.

                  4.2 Form of Registration Rights Agreement, to be entered into by Mpower Holding Corporation pursuant to the Final Plan. (4)

                  4.3 Voting Agreements and Term Sheet for Exchange of (I) Cash and Newco Common Stock for 13% Senior Notes due 2010 Issued by Mpower Holding Corporation and (II) Newco Common Stock for Series C and Series D Preferred Stock Issued by the Company. (6)

                  10.1 Amendment To Employment/Stock Repurchase Agreement dated August 1, 2001, between Mpower Holding Corporation and Rolla P. Huff. (8) (9)

                  10.2 Amendment To Employment/Stock Repurchase Agreement dated September 20, 2002 between Mpower Communications Corp. and Rolla P. Huff. (9) (10)

                  10.3 Amendment to Employment Agreement dated September 18, 2002 between Mpower Communications Corp. and Joseph
                           M. Wetzel. (9) (10)

                  10.4 Amendment to Employment Agreement dated September 20, 2002 between Mpower Communications Corp. and S. Gregory Clevenger. (9) (10)

                  10.5 Amended Employment Agreement dated September 20, 2002 between Mpower Communications Corp. and Russell I. Zuckerman. (9)

                  10.6 Retention and Severance Agreement dated October 23, 2001 between Mpower Communications Corp. and Michael Tschiderer. (9) (11)

                  10.7 Retention and Severance Agreement dated October 24, 2001 between Mpower Communications Corp. and Michele Sadwick. (9) (11)

                  10.8 Severance Agreement dated October 18, 2001 between Mpower Communications Corp. and Roger Pachuta. (9)
                           (11)

                  10.9 Retention and Severance Agreement dated October 28, 2001 between Mpower Communications Corp. and Steve Reimer. (9) (11)

                  10.10 Standard Office Lease Agreement dated July 1, 1997, between Mpower Communications Corp. and Cheyenne Investments L.L.C. (12)

                  10.11 First Amendment to Lease dated May 1, 1998 between Cheyenne Investments, LLC and Mpower Communications Corp. (13A)

                  10.12 Second Amendment to Lease dated December 29, 1998 between Cheyenne Investments, LLC and Mpower Communications Corp. (13B)

                  10.13 Standard Office Lease Agreement dated March 5, 1999, between Cheyenne Investments, LLC and Mpower Communications Corp. (14)

                  10.14 Employment Letter dated August 8, 2000 between Mpower Communications Corp. and Joseph M. Wetzel. (9) (15)

                  10.15 RFC Capital Corporation Receivables Sale Agreement dated as of January 23, 2003. (11)

                  10.16 Mpower Communications Corp. Employee Benefit Trust Agreement II. (9) (11)

                  10.17 Amended Retention and Severance Agreement dated February 20, 2003 between Mpower Communications Corp. and Michael Tschiderer. (11)

                  10.18 Mpower Holding Corporation's Directors and Officers Insurance Premium Plan effective November 25, 2002.
                           (11)

                  10.19    Mpower Holding Corporation 2002 Stock Option Plan I.
                           (7) (9)

                  10.20    Mpower Holding Corporation 2002 Stock Option Plan II.
                           (7) (9)

                  10.21 Transition Services Agreement, entered into as of January 8, 2003, between Mpower and Xspedius Equipment Leasing, LLC. (3)

                  10.22 Employment Agreement dated June 2, 2003 between Mpower Communications Corp. and Russell A. Shipley.
                           (16)

                  10.23 Employment Agreement dated June 18, 2003 between Mpower Communications Corp. and Jim Ferguson. (16)

                  10.24    Form of Stock Purchase Agreement. (17)

                  10.25    Form of Registration Rights Agreement. (17)

                  10.26    Form of Warrant. (17)

                  10.27 Release Agreement dated September 24, 2003 between Mpower Holding Corporation and Pacific Alliance Limited, LLC. (18)

                  10.28 Employment/Stock Repurchase Agreement dated October 13, 1999, between Mpower Communications Corp. and Rolla P. Huff. (9) (14)

                  10.29 Employment Agreement dated April 25, 2002, between Mpower Communications Corp. and S. Gregory Clevenger.
                           (9)

                  10.30 Third Amendment to Employment Agreement dated March 19, 2003, between Mpower Communications Corp. and Rolla P. Huff. (9)

                  10.31 Second Amendment to Employment Agreement dated March 19, 2003, between Mpower Communications Corp. and S. Gregory Clevenger. (9)

                  10.32 Second Amendment to Employment Agreement dated March 19, 2003, between Mpower Communications Corp. and Joseph M. Wetzel. (9)

                  10.33 Third Amendment to Employment Agreement dated June 2003 between Mpower Communications Corp. and S. Gregory Clevenger. (9)

                  10.34 Third Amendment to Employment Agreement dated June 2003 between Mpower Communications Corp. and Joseph
                           M. Wetzel. (9)

                  10.35 Fourth Amendment to Employment Agreement dated December 31, 2003, between Mpower Communications Corp. and Joseph M. Wetzel. (9)

                  10.36 Retention and Severance Agreement dated October 11, 2001, between Mpower Communications Corp. and Anthony
                           M. Marion, Jr. (9)

                  10.37 First Amendment to Employment Agreement dated March 19, 2003, between Mpower Communications Corp. and Russell I. Zuckerman.(9)

                  10.38 Engagement letter dated February 20, 2003 between Mpower Holding Corporation and Pacific Alliance Limited LLC.

                  10.39 Second Amendment to Employment Agreement dated June 2003 between Mpower Communications Corp. and Russell
                           I. Zuckerman. (9)

                  10.40 Employee Benefit Trust Agreement dated October 23, 2001, between HSBC Bank USA and Mpower Communications Corp. (9)

                  21       Subsidiaries of the Registrant (6)

                  23.1     Consent of Deloitte & Touche LLP

                  31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

                  31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

                  32       Section 1350 Certifications.

----------

(1) Incorporated by reference to Mpower Holding Corporation's Current Report on Form 8-K filed with the Commission on July 30, 2002.

(2) Incorporated by reference to Mpower Holding Corporation's Registration Statement on Form S-4 filed with the Commission on March 8, 2001.

(3) Incorporated by reference to Mpower Holding Corporation's Current Report on Form 8-K filed with the Commission on April 22, 2003.

(4) Incorporated by reference to Mpower Holding Corporation's Registration Statement of Form 8-A filed with the Commission on July 30, 2002.

(5) Incorporated by reference to Mpower Holding Corporation's Current Report on Form 8-K filed with the Commission on July 16, 2003.

(6) Incorporated by reference to Mpower Holding Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

(7) Incorporated by reference to Mpower Holding Corporation's Registration Statement on Form S-8 filed with the Commission on June 19, 2003.

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

(10) Incorporated by reference to Mpower Holding Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11) Incorporated by reference to Mpower Holding Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

(12) Incorporated by reference to Mpower Communications Corp's Registration Statement on Form S-4 filed with the Commission on January 16, 1998.

(13A) Incorporated by reference to Exhibit 10.24 included in Mpower Communications Corp.'s Annual Report on Form 10-K (Commission File No. 0-24059) for the year ended December 31, 1998.

(13B) Incorporated by reference to Exhibit 10.25 included in Mpower Communications Corp.'s Annual Report on Form 10-K (Commission File No. 0-24059) for the year ended December 31, 1998.

(14) Incorporated by reference to Mpower Communications Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999.

(15) Incorporated by reference to Mpower Holding Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

(16) Incorporated by reference to Mpower Holding Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(17) Incorporated by reference to Mpower Holding Corporation's Current Report on Form 8-K filed with the Commission on July 30, 2003.

(18) Incorporated by reference to Mpower Holding Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

         (d) Schedule II - Valuation and Qualifying Accounts and Reserves is included below. All other schedules have been omitted as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements or related notes thereto.

                           MPOWER HOLDING CORPORATION

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED
                               DECEMBER 31, 2003

                                                          ADDITIONS
                                                    ----------------------
                                        BALANCE AT  CHARGED TO  CHARGED TO              BALANCE AT
                                         BEGINNING   COSTS AND     OTHER                    END
              DESCRIPTION                 OF YEAR    EXPENSES    ACCOUNTS   DEDUCTIONS    OF YEAR
--------------------------------------  ----------  ----------  ----------  ----------  ----------
Allowance for doubtful accounts.......  $    3,151  $    4,743  $       --  $    5,602  $    2,292
Accrued network optimization costs....  $    1,480  $     (591) $       --  $      646  $      243

                           MPOWER HOLDING CORPORATION

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED
                               DECEMBER 31, 2002

                                                          ADDITIONS
                                                    ----------------------
                                        BALANCE AT  CHARGED TO  CHARGED TO              BALANCE AT
                                         BEGINNING   COSTS AND     OTHER                    END
              DESCRIPTION                 OF YEAR    EXPENSES    ACCOUNTS   DEDUCTIONS    OF YEAR
--------------------------------------  ----------  ----------  ----------  ----------  ----------
Allowance for doubtful accounts.......  $    4,330  $    9,880  $       --  $   11,059  $    3,151
Accrued network optimization costs....  $   13,593  $   12,610  $       --  $   24,723  $    1,480

                           MPOWER HOLDING CORPORATION

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED
                               DECEMBER 31, 2001

                                                          ADDITIONS
                                                    ----------------------
                                        BALANCE AT  CHARGED TO  CHARGED TO              BALANCE AT
                                         BEGINNING   COSTS AND     OTHER                    END
              DESCRIPTION                 OF YEAR    EXPENSES    ACCOUNTS   DEDUCTIONS    OF YEAR
--------------------------------------  ----------  ----------  ----------  ----------  ----------
Allowance for doubtful accounts.......  $    5,271  $    7,057  $       --  $    7,998  $    4,330
Accrued network optimization costs....  $    5,030  $  233,083  $       --  $  224,520  $   13,593

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MPOWER HOLDING CORPORATION

                                       By: /s/ ROLLA P. HUFF
                                       -----------------------------------------
                                                           Rolla P. Huff
                                                       Chief Executive Officer

Date: March 29, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ ROLLA P. HUFF              Chief Executive Officer and        March 29, 2004
---------------------------    Chairman of the Board
Rolla P. Huff

/s/ S. GREGORY CLEVENGER       Executive Vice President - Chief   March 29, 2004
---------------------------    Financial Officer
S. Gregory Clevenger

/s/ MICHAEL J. TSCHIDERER      Vice President of Finance,         March 29, 2004
---------------------------    Controller and Treasurer
Michael J. Tschiderer

/s/ MICHAEL E. CAHR            Director                           March 29, 2004
---------------------------
Michael E. Cahr

/s/ ANTHONY J. CASSARA         Director                           March 29, 2004
---------------------------
Anthony J. Cassara

/s/ MICHAEL M. EARLEY          Director                           March 29, 2004
---------------------------
Michael M. Earley

/s/ ROBERT M. POMEROY          Director                           March 29, 2004
---------------------------
Robert M. Pomeroy

/s/ RICHARD L. SHORTEN, JR.    Director                           March 29, 2004
---------------------------
Richard L. Shorten, Jr.

                           MPOWER HOLDING CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               ----
Independent Auditors' Report............................................        63
Consolidated Balance Sheets
   Reorganized Mpower Holding - as of December 31, 2003 and 2002........        64
Consolidated Statements of Operations
   Reorganized Mpower Holding - for the year ended December 31, 2003....        65
   Reorganized Mpower Holding - for the period July 31, 2002
   to December 31, 2002.................................................        65
   Predecessor Mpower Holding - for the period January 1, 2002
   to July 30, 2002.....................................................        65
   Predecessor Mpower Holding - for the year ended December 31, 2001....        65
Consolidated Statements of Stockholders' Equity (Deficit)
   Reorganized Mpower Holding - for the year ended December 31, 2003....        66
   Reorganized Mpower Holding - for the period July 31, 2002
   to December 31, 2002.................................................        66
   Predecessor Mpower Holding - for the period January 1, 2002
   to July 30, 2002.....................................................        66
   Predecessor Mpower Holding - for the year ended December 31, 2001....        66
Consolidated Statements of Cash Flows
   Reorganized Mpower Holding - for the year ended December 31, 2003....        67
   Reorganized Mpower Holding - for the period July 31, 2002
   to December 31, 2002 ................................................        67
   Predecessor Mpower Holding - for the period January 1, 2002
   to July 30, 2002.....................................................        67
   Predecessor Mpower Holding - for the year ended December 31, 2001....        67
Notes to Consolidated Financial Statements..............................        69

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Mpower Holding Corporation
Rochester, New York

     We have audited the accompanying consolidated balance sheets of Mpower Holding Corporation (the "Company") as of December 31, 2003 and 2002 (Reorganized Company balance sheet), and the related consolidated statements of operations, and stockholders' equity (deficit), and cash flows for the year ended December 31, 2003 and for the period from July 31, 2002 to December 31, 2002 (Reorganized Company operations), for the period from January 1, 2002 to July 30, 2002, and the year ended December 31, 2001 (Predecessor Company operations). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     As discussed in Note 2 to the consolidated financial statements, on July 17, 2002, the Bankruptcy Court entered an order confirming the Company's plan of reorganization which became effective after the close of business on July 30, 2002. Accordingly, the accompanying consolidated financial statements as of December 31, 2002, the period from January 1, 2002 to July 30, 2002, and the period from July 31, 2002 to December 31, 2002, have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," for the Reorganized Company as a new entity that are not comparable with prior periods as described in Note 2.

     In our opinion, the Reorganized Company consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of operations and cash flows for the year ended December 31, 2003, and for the period from July 31, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements present fairly in all material respects, the results of its operations and its cash flows for the period from January 1, 2002 to July 30, 2002, and for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Rochester, New York
March 24, 2004

                           MPOWER HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
        (IN THOUSANDS, EXCEPT COMMON SHARE AND PER COMMON SHARE AMOUNTS)

                                                                                              REORGANIZED    REORGANIZED
                                                                                                MPOWER         MPOWER
                                                                                                HOLDING        HOLDING
                                                                                                     DECEMBER 31,
                                                                                              -------------------------
                                                                                                 2003           2002
                                                                                              ----------     ----------
                                   ASSETS

Current assets:
 Cash and cash equivalents ................................................................    $  29,307      $  10,773
 Restricted cash and cash equivalents .....................................................           92             84
 Accounts receivable, less allowance for doubtful accounts of $2,292 and $3,151
  at December 31, 2003 and 2002, respectively .............................................       14,076         15,636
 Other receivables ........................................................................        5,039             --
 Assets held for sale .....................................................................           --         20,471
 Prepaid expenses and other current assets ................................................        4,487          5,814
                                                                                               ---------      ---------
      Total current assets ................................................................       53,001         52,778
Property and equipment, net ...............................................................       33,762         38,497
Long-term restricted cash and cash equivalents ............................................        9,537         13,547
Intangibles, net of accumulated amortization of $6,491 and $1,909 at
   December 31, 2003 and 2002, respectively ...............................................        8,948         13,530
Other assets ..............................................................................        3,781         10,784
                                                                                               ---------      ---------
      Total assets ........................................................................    $ 109,029      $ 129,136
                                                                                               =========      =========

                              LIABILITIES AND
                            STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt and capital lease obligations .......................    $     256      $   4,638
 Accounts payable .........................................................................       15,754         23,462
 Accrued sales taxes payable ..............................................................        3,647          5,753
 Accrued property taxes payable ...........................................................        2,818          3,030
 Accrued bonus ............................................................................        2,388            534
 Deferred revenue .........................................................................        4,696          3,183
 Accrued other expenses ...................................................................       11,018         15,531
                                                                                               ---------      ---------
      Total current liabilities ...........................................................       40,577         56,131
Capital lease obligations .................................................................           --            371
Long-term deferred revenue ................................................................        2,211          1,497
                                                                                               ---------      ---------
      Total liabilities ...................................................................       42,788         57,999
                                                                                               ---------      ---------
Commitments and contingencies
Stockholders' equity:
 Preferred stock, 49,900,000 and 50,000,000 shares authorized but unissued at
     December 31, 2003 and 2002, respectively .............................................           --             --
 Series A preferred stock, 100,000 shares authorized but unissued at December 31, 2003 ....           --             --
 Common stock, $0.001 par value, 1,000,000,000 shares authorized, 78,232,742 and
   64,999,025 shares issued and outstanding at December 31, 2003 and 2002,
   respectively ...........................................................................           78             65
Additional paid-in capital ................................................................      103,735         87,511
Accumulated deficit .......................................................................      (37,572)       (16,439)
                                                                                               ---------      ---------
      Total stockholders' equity ..........................................................       66,241         71,137
                                                                                               ---------      ---------
      Total liabilities and stockholders' equity ..........................................    $ 109,029      $ 129,136
                                                                                               =========      =========

          See accompanying notes to consolidated financial statements.

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT COMMON SHARE AND PER COMMON SHARE AMOUNTS)

                                                              REORGANIZED       REORGANIZED        PREDECESSOR      PREDECESSOR
                                                                 MPOWER            MPOWER            MPOWER            MPOWER
                                                                 HOLDING          HOLDING           HOLDING           HOLDING
                                                               YEAR ENDED     JULY 31, 2002 TO   JANUARY 1, 2002     YEAR ENDED
                                                              DECEMBER 31,      DECEMBER 31,      TO JULY 30,       DECEMBER 31,
                                                                  2003              2002              2002              2001
                                                             -------------    ----------------   ---------------    ------------
Operating revenues:
  Telecommunication services .............................    $    148,172      $     62,815      $     83,289      $    136,116
Operating expenses:
   Cost of operating revenues (exclusive of depreciation
   and amortization shown separately below)...............          75,445            33,414            51,320           103,629
  Selling, general and administrative (exclusive of
    depreciation and amortization shown
    separately below) ....................................          77,434            42,779            65,627           140,024
  Reorganization expense .................................              --                --           266,383                --
  Stock-based compensation expense .......................             175               276               442             3,081
  Network optimization cost ..............................            (954)           (6,390)           19,000           233,083
  (Gain) loss on sale of assets, net .....................            (534)              (90)              (91)            1,794
  Depreciation and amortization ..........................          16,369             7,987            28,620            56,499
                                                              ------------      ------------      ------------      ------------
                                                                   167,935            77,976           431,301           538,110
                                                              ------------      ------------      ------------      ------------
     Loss from continuing operations .....................         (19,763)          (15,161)         (348,012)         (401,994)
Other income (expense):
  (Loss) gain on sale of investments, net ................              --              (539)            4,326             7,390
  (Loss) gain on discharge of debt .......................            (102)           35,030           315,310            32,322
  Other income ...........................................           1,427                --                --                --
  Interest income ........................................             199               963             3,237            20,812
  Interest expense, net of amount capitalized
    (contractual interest was $33,470 from
      January 1, 2002 to July 30, 2002) ..................            (526)           (2,539)          (18,065)          (58,873)
                                                              ------------      ------------      ------------      ------------
     (Loss) income before discontinued operations ........         (18,765)           17,754           (43,204)         (400,343)
Discontinued operations:

  Loss from discontinued operations ......................          (2,368)          (34,193)          (34,765)          (67,397)
                                                              ------------      ------------      ------------      ------------
     Net loss ............................................         (21,133)          (16,439)          (77,969)         (467,740)
Accrued preferred stock dividend
    (contractual dividend was $8,782 from
      January 1, 2002 to July 30, 2002) ..................              --                --            (3,974)          (21,782)
                                                              ------------      ------------      ------------      ------------
Net loss applicable to common stockholders ...............    $    (21,133)     $    (16,439)     $    (81,943)     $   (489,522)
                                                              ============      ============      ============      ============
Basic and diluted (loss) income per common share
applicable to common stockholders:
      (Loss) income before discontinued operations .......    $      (0.27)     $       0.27      $      (0.79)     $      (7.13)
                                                              ============      ============      ============      ============
      Loss applicable to discontinued operations .........    $      (0.04)     $      (0.52)     $      (0.59)     $      (1.13)
                                                              ============      ============      ============      ============
      Net loss ...........................................    $      (0.31)     $      (0.25)     $      (1.38)     $      (8.26)
                                                              ============      ============      ============      ============
Basic weighted average common shares outstanding .........      68,515,811        64,999,025        59,461,374        59,245,239
                                                              ============      ============      ============      ============
Diluted weighted average common shares outstanding .......      68,515,811        65,247,708        59,461,374        59,245,239
                                                              ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                           MPOWER HOLDING CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   (IN THOUSANDS, EXCEPT COMMON SHARE AMOUNTS)

                                                           REDEEMABLE
                                                         PREFERRED STOCK         COMMON STOCK      ADDITIONAL
                                                      ----------------------  -------------------    PAID-IN   ACCUMULATED
                                                        SHARES      AMOUNT       SHARES    AMOUNT    CAPITAL     DEFICIT
                                                      ----------  ----------  -----------  ------  ----------  -----------
BALANCE AT DECEMBER 31, 2000, PREDECESSOR
 MPOWER HOLDING                                        5,390,000  $  244,886   56,875,870  $   57  $  672,031  $  (358,875)
Warrants and options exercised for common stock               --          --      211,072      --          72           --
Cancellation of stockholder's note for common stock           --          --     (225,000)     --      (4,904)          --
Stock-based compensation                                      --          --           --      --       3,081           --
Accrued preferred stock dividend                              --      15,157           --      --     (15,157)          --
Preferred dividends paid in common stock                      --      (2,995)     427,070      --       2,995           --
7.25% Series D convertible preferred stock
       converted to common stock                      (1,126,612)    (54,218)   2,199,831       2      54,216           --
Comprehensive loss:
 Net loss                                                     --          --           --      --          --     (467,740)
 Unrealized loss on investments available-for-sale            --          --           --      --          --           --
                                                      ----------  ----------  -----------  ------  ----------  -----------
COMPREHENSIVE LOSS

BALANCE AT DECEMBER 31, 2001, PREDECESSOR
 MPOWER HOLDING                                        4,263,388     202,830   59,488,843      59     712,334     (826,615)
Cancellation of stockholders' notes for common stock          --          --      (81,000)     --        (435)          --
Principal stockholder's short swing profit                    --          --           --      --         588           --
Stock-based compensation                                      --          --           --      --         342           --
Accrued preferred stock dividend                              --       3,974           --      --      (3,974)          --
7.25% Series D convertible preferred stock
      converted to common stock                          (50,000)     (2,425)      57,390      --       2,425           --
New common stock issued for exchange
      of 2010 Notes                                           --          --   55,250,000      55      74,150           --
Cancellation of preferred and common stock            (4,213,388)   (204,379) (59,465,233)    (59)    191,267           --
New common stock issued for exchange of stock                 --          --    9,749,025      10      13,085           --
Fresh-start accounting                                        --          --           --      --    (902,547)     904,584
Comprehensive loss:
 Net loss                                                     --          --           --      --          --      (77,969)
 Unrealized loss on investments available-for-sale            --          --           --      --          --           --
                                                      ----------  ----------  -----------  ------  ----------  -----------
COMPREHENSIVE LOSS

BALANCE AT JULY 30, 2002, PREDECESSOR MPOWER
  HOLDING                                                     --          --   64,999,025      65      87,235           --
Stock-based compensation                                      --          --           --      --         276           --
Comprehensive loss:
 Net loss                                                     --          --           --      --          --      (16,439)
                                                      ----------  ----------  -----------  ------  ----------  -----------
COMPREHENSIVE LOSS

BALANCE AT DECEMBER 31, 2002, REORGANIZED
 MPOWER HOLDING                                               --          --   64,999,025      65      87,511      (16,439)
                                                      ----------  ----------  -----------  ------  ----------  -----------
Options exercised for common stock                            --          --      292,976      --          64           --
Stock-based compensation                                      --          --           --      --         175           --
Private placement of common stock                             --          --   12,940,741      13      15,985           --
Comprehensive loss:
 Net loss                                                     --          --           --      --          --      (21,133)
                                                      ----------  ----------  -----------  ------  ----------  -----------
COMPREHENSIVE LOSS

BALANCE AT DECEMBER 31, 2003, REORGANIZED
 MPOWER HOLDING                                               --  $       --   78,232,742  $   78  $  103,735  $   (37,572)
                                                      ==========  ==========  ===========  ======  ==========  ===========

                                                                                      ACCUMULATED
                                                                           NOTES         OTHER          TOTAL
                                                       TREASURY STOCK   RECEIVABLE   COMPREHENSIVE  STOCKHOLDERS'
                                                      ---------------      FROM         INCOME         EQUITY
                                                      SHARES   AMOUNT  STOCKHOLDERS     (LOSS)        (DEFICIT)
                                                      -------  ------  ------------  -------------  -------------
BALANCE AT DECEMBER 31, 2000, PREDECESSOR
 MPOWER HOLDING                                        13,710  $  (76) $     (5,294) $       9,024  $     316,867
Warrants and options exercised for common stock            --      --            --             --             72
Cancellation of stockholder's note for common stock        --      --         4,321             --           (583)
Stock-based compensation                                   --      --            --             --          3,081
Accrued preferred stock dividend                           --      --            --             --        (15,157)
Preferred dividends paid in common stock                   --      --            --             --          2,995
7.25% Series D convertible preferred stock
       converted to common stock                           --      --            --             --         54,218
Comprehensive loss:
 Net loss                                                  --      --            --             --       (467,740)
 Unrealized loss on investments available-for-sale         --      --            --         (1,231)        (1,231)
                                                      -------  ------  ------------  -------------  -------------
COMPREHENSIVE LOSS                                                                                       (468,971)
                                                                                                    -------------
BALANCE AT DECEMBER 31, 2001, PREDECESSOR
 MPOWER HOLDING                                        13,710     (76)         (973)         7,793       (107,478)
Cancellation of stockholders' notes for common stock       --      --           435             --             --
Principal stockholder's short swing profit                 --      --            --             --            588
Stock-based compensation                                   --      --           100             --            442
Accrued preferred stock dividend                           --      --            --             --         (3,974)
7.25% Series D convertible preferred stock
      converted to common stock                            --      --            --             --          2,425
New common stock issued for exchange
      of 2010 Notes                                        --      --            --             --         74,205
Cancellation of preferred and common stock            (13,710)     76            --             --        191,284
New common stock issued for exchange of stock              --      --            --             --         13,095
Fresh-start accounting                                     --      --           438         (2,039)           436
Comprehensive loss:
 Net loss                                                  --      --            --             --        (77,969)
 Unrealized loss on investments available-for-sale         --      --            --         (5,754)        (5,754)
                                                      -------  ------  ------------  -------------  -------------
COMPREHENSIVE LOSS                                                                                        (83,723)
                                                                                                    -------------
BALANCE AT JULY 30, 2002, PREDECESSOR MPOWER
  HOLDING                                                  --      --            --             --         87,300
Stock-based compensation                                   --      --            --             --            276
Comprehensive loss:
  Net loss                                                 --      --            --             --        (16,439)
                                                      -------  ------  ------------  -------------  -------------
COMPREHENSIVE LOSS                                                                                        (16,439)
                                                                                                    -------------
BALANCE AT DECEMBER 31, 2002, REORGANIZED
 MPOWER HOLDING                                            --      --            --             --         71,137
                                                      -------  ------  ------------  -------------  -------------
Options exercised for common stock                         --      --            --             --             64
Stock-based compensation                                   --      --            --             --            175
Private placement of common stock                          --      --            --             --         15,998
Comprehensive loss:
 Net loss                                                  --      --            --             --        (21,133)
                                                      -------  ------  ------------  -------------  -------------
COMPREHENSIVE LOSS                                                                                        (21,133)
                                                                                                    -------------
BALANCE AT DECEMBER 31, 2003, REORGANIZED
 MPOWER HOLDING                                            --  $   --  $         --  $          --  $      66,241
                                                      =======  ======  ============  =============  =============

          See accompanying notes to consolidated financial statements.

                           MPOWER HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  REORGANIZED    REORGANIZED      PREDECESSOR     PREDECESSOR
                                                                     MPOWER         MPOWER          MPOWER          MPOWER
                                                                    HOLDING        HOLDING          HOLDING         HOLDING
                                                                   YEAR ENDED  JULY 31, 2002 TO JANUARY 1, 2002    YEAR ENDED
                                                                  DECEMBER 31,   DECEMBER 31,     TO JULY 30,     DECEMBER 31,
                                                                       2003          2002            2002            2001
                                                                  ------------ ---------------- ---------------   ------------
Cash flows from operating activities:
 Net loss .....................................................      $ (21,133)  $    (16,439)   $     (77,969)   $(467,740)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization .............................         16,369         11,223           41,344       76,118
    Bad debt expense ..........................................          4,743          4,426            5,454        7,057
    Loss on disposal of assets from discontinued operations ...            523         21,518               --           --
    Loss (gain) on early retirement of debt ...................            102        (35,030)              --      (32,322)
    Gain on discharge of debt .................................             --             --         (315,310)          --
    Non-cash reorganization expense ...........................             --             --          244,669           --
    Network optimization cost .................................           (954)        (6,390)          19,000      233,083
    (Gain) loss on sale of assets, net ........................           (534)           (90)             (91)       1,794
    Loss (gain) on sale of investments, net ...................             --            539           (4,326)      (7,390)
    Amortization of debt discount .............................             --             61              718        1,479
    Amortization of deferred debt financing costs .............            131             84              608        1,329
    Stock-based compensation expense ..........................            175            276              442        3,081
    Changes in assets and liabilities:
      Increase in accounts receivables ........................         (3,695)        (2,567)          (2,334)      (3,420)
      Increase in other receivable ............................         (3,491)            --               --           --
      Decrease (increase) in prepaid expenses and other
        current assets ........................................          1,327          2,176           (3,271)      (2,761)
      Decrease (increase) in other assets .....................          6,987            980           (5,724)         655
      (Decrease) increase in accounts payable .................         (5,346)       (12,792)          10,495      (12,976)
      (Decrease) increase in sales taxes payable ..............         (1,427)          (475)            (848)      (2,014)
      Decrease in accrued network optimization costs ..........           (646)        (3,552)          (3,707)     (14,901)
      (Decrease) increase in accrued other expenses ...........         (2,575)        (7,152)           9,816         (353)
                                                                     ---------   ------------    -------------    ---------
      Net cash used in operating activities ...................         (9,444)       (43,204)         (81,034)    (219,281)
                                                                     ---------   ------------    -------------    ---------
Cash flows from investing activities:
 Purchase of property and equipment, net of payables ..........         (7,229)        (5,923)         (11,483)     (86,735)
 Proceeds from sale of customer base ..........................             --             --               --        1,601
 Proceeds from sale of assets from discontinued operations.....         19,364             --               --           --
 Costs associated with sale of assets from
 discontinued operations.......................................         (1,239)            --               --           --
 Proceeds from sale of airplane ...............................            --           6,119               --           --
 Proceeds from sale of assets from continuing operations.......            872            383              185          333
 Sale of investments available-for-sale, net ..................           --           52,155          105,550      336,911
 Sale of restricted investments, net ..........................          4,002          1,361            3,614          460
 Purchase of restricted investments, net ......................           --           (4,000)          (1,902)     (12,050)
                                                                     ---------   ------------    -------------    ---------
        Net cash provided by investing activities .............         15,770         50,095           95,964      240,520
                                                                     ---------   ------------    -------------    ---------
Cash flows from financing activities:
 Proceeds from principal stockholder's short swing profit .....             --             --              588           --
 Repurchase of Senior Notes ...................................         (2,154)       (13,707)              --      (14,134)
 Fees paid for repurchase of Senior Notes .....................             --           (450)              --           --
 Payments on other long-term debt and capital lease
  obligations .................................................         (1,569)        (2,513)          (4,116)      (8,554)
 Costs associated with line of credit .........................           (131)            --               --           --
 Costs associated with issuance of common stock ...............         (1,472)            --               --           --
 Proceeds from issuance of common stock .......................         17,534             --               --           72
                                                                     ---------   ------------    -------------    ---------
        Net cash provided by (used in) financing activities ...         12,208        (16,670)          (3,528)     (22,616)
                                                                     ---------   ------------    -------------    ---------
        Net increase (decrease) in cash and cash equivalents...         18,534         (9,779)          11,402       (1,377)
Cash and cash equivalents at beginning of period ..............         10,773         20,552            9,150       10,527
                                                                     ---------   ------------    -------------    ---------
Cash and cash equivalents at the end of period ................      $  29,307   $     10,773    $      20,552    $   9,150
                                                                     =========   ============    =============    =========

          See accompanying notes to consolidated financial statements.

Supplemental schedule of non-cash investing and financing activities:

  Net proceeds receivable from sale of assets
  from discontinued operations.......................................   $          826   $           --   $           --  $    --
                                                                        ==============   ==============   ==============  =======
  New common stock issued for exchange of Senior Notes ..............   $           --   $           --   $       74,205  $    --
                                                                        ==============   ==============   ==============  =======
  Cancellation of preferred and common stock ........................   $           --   $           --   $      (13,095) $    --
                                                                        ==============   ==============   ==============  =======
  New common stock issued for exchange of preferred
  and common stock ..................................................   $           --   $           --   $       13,095  $    --
                                                                        ==============   ==============   ==============  =======
  Fresh-start accounting ............................................   $           --   $           --   $          436  $    --
                                                                        ==============   ==============   ==============  =======
  Preferred stock converted to common stock .........................   $           --   $           --   $        2,425  $54,218
                                                                        ==============   ==============   ==============  =======
  Preferred stock dividends accrued .................................   $           --   $           --   $        3,974  $15,157
                                                                        ==============   ==============   ==============  =======
  Warrants and options exercised for common stock ...................   $           --   $           --   $           --  $    72
                                                                        ==============   ==============   ==============  =======
  Preferred dividends paid in common stock ..........................   $           --   $           --   $           --  $ 2,995
                                                                        ==============   ==============   ==============  =======
  Cancellation of stockholders note for common stock ................   $           --   $           --   $           --  $   583
                                                                        ==============   ==============   ==============  =======
Other disclosures:
  Cash paid for interest, net of amounts capitalized ................   $          525   $        3,054   $        2,150  $55,750
                                                                        ==============   ==============   ==============  =======

          See accompanying notes to consolidated financial statements.

                           MPOWER HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(1) DESCRIPTION OF BUSINESS, FINANCIAL HISTORY AND SIGNIFICANT ACCOUNTING
POLICIES

DESCRIPTION OF BUSINESS

     The accompanying consolidated financial statements of Mpower Holding Corporation (the "Company"), a Delaware corporation, include the accounts of the Company and its wholly-owned subsidiary, Mpower Communications Corp. ("Communications") and other subsidiaries of Communications. All inter-company balances and transactions have been eliminated.

     As a result of the Chapter 11 reorganization occurring as of July 30, 2002, and discussed in Note 2, the financial results for the Company have been separately presented under the label "Predecessor Mpower Holding" for periods prior to July 30, 2002 and "Reorganized Mpower Holding" for the periods after July 31, 2002. In addition, the Company's consolidated financial statements for the year ended December 31, 2001 have been reclassified to reflect discontinued operations as discussed in Note 3.

     As a result of the reorganization, the financial statements published for periods following the effectiveness of the First Amended Joint Plan of Reorganization (the "Plan") on July 30, 2002, will not be comparable to those published before the effectiveness of the Plan.

     The Company was one of the first competitive local exchange carriers founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. Today, it offers local and long distance voice services as well as high-speed Internet access by way of a variety of broadband product and service offerings. The Company's services are offered primarily to small and medium-sized business customers and residential customers (primarily in the Las Vegas market) through its wholly-owned subsidiary, Communications in Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois. As of December 31, 2003, the Company had approximately 51,000 business customers and approximately 21,000 residential customers. The Company also bills a number of major local and long distance carriers for the costs of originating and terminating traffic on the Company's network for the Company's local service customers. The Company does not have any unbundled network element platform ("UNE-P") revenues. During 2003, the Company acquired approximately 87% of its new sales through its direct sales force and supporting staff, with the remainder acquired through agent relationships and outbound telemarketing.

     The Company operates its business as one segment. The Company manages its business as a consolidated entity managed at a national level. The Company's products and services have similar network operations, back-office support and technology requirements and are sold through similar sales channels to a similar targeted customer base. Therefore, the Company manages these services as a single segment that are sold in geographic areas, or markets, within the United States, or that are sold to customers with a presence across geographical markets.

FINANCIAL HISTORY

     In May 1998, the Company completed its initial public offering of common stock, raising net proceeds of $63.0 million. From May 1999 to March 2000, the Company raised over $900 million of additional funds through debt and equity issuances to pursue an aggressive business plan to rapidly expand its business using Class 5 circuit switching technology (the same as used by Verizon, SBC, and other major telecommunication companies) in each of its markets and began deploying digital loop carriers in each collocation site. This business plan required significant up-front capital expenditures in each market as well as lower recurring margins in its early phase. In mid-2000, the capital markets became virtually inaccessible to early stage communications ventures. Consequently, in September 2000, the Company commenced what became a 36-month process to restructure its business, both operationally and financially.

     From September 2000 through May 2001, the Company significantly scaled back its operations, canceling more than 500 existing collocations, and canceling plans to enter the Northeast and Northwest Regions (representing more than 350 collocations).

     From February 2002 through July 2002, the Company undertook a comprehensive recapitalization through a Chapter 11 bankruptcy plan that eliminated $593.9 million in carrying value of long-term debt and preferred stock (as well as $65.3 million of associated annual interest and dividend costs) in exchange for cash and the substantial majority of its common stock. See Note 2 for further discussion of the Chapter 11 proceedings.

     From November 2002 to January 2003, the Company eliminated the remaining $51.3 million of carrying value of its long-term debt for cash payments, which released all of its network equipment from any remaining security interests, giving the Company the ability to pursue alternative financing and strategic transactions.

     In January 2003, the Company announced it had reached an agreement with RFC Capital Corporation, a wholly-owned subsidiary of Textron Financial Corporation, for a three-year funding facility of up to $7.5 million, secured only by certain of its receivables.

     In January 2003, the Company announced a series of strategic transactions to further strengthen itself financially and focus its operations on the California, Nevada and Illinois markets. The Company's sale of customers and assets in Florida, Georgia, Ohio, Michigan and Texas to other service providers (the "Asset Sales") has now brought more geographic concentration to its business. The Asset Sales in Ohio, Michigan and Texas were completed in March 2003. The Asset Sales in Georgia and Florida were completed in April 2003. The Asset Sales are expected to generate net proceeds to the Company of approximately $19.0 million, of which $18.1 million of net proceeds have been received in 2003.

     In September 2003, the Company raised net proceeds of approximately $16.0 million through a private placement of shares of its common stock and warrants to purchase additional shares of common stock.

REVENUE RECOGNITION

     The Company recognizes operating revenues as services are rendered to customers in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No 104, "Revenue Recognition." The Company recognizes revenue from monthly recurring charges, enhanced features and usage in the period in which service is provided. Advance billings for services not yet provided are deferred and recognized as revenue in the period in which service is provided. Nonrefundable activation fees are also deferred and recognized as revenue over the expected term of the customer relationship in accordance with SEC SAB No. 101, "Revenue Recognition in Financial Statements." The Company recognizes revenue from switched access in the period in which service is provided, when the price is fixed, the earnings process is complete and the collectability is reasonably assured. As part of the revenue recognition process for switched access, the Company evaluates whether receivables are reasonably assured of collection based on certain factors, including past credit history, financial condition of the customer, industry norms, past payment history of the customer and the likelihood of billings being disputed by customers. In situations where a dispute is likely, recognition is deferred until cash is collected.

     The Company recognized in operating revenues, switched access revenues for the periods ended in 2003, 2002 and 2001 as follows (in thousands):

                                    REORGANIZED               PREDECESSOR
                                      MPOWER                    MPOWER
                                      HOLDING                   HOLDING
                              -----------------------   -----------------------
                                 2003         2002         2002         2001
                              ----------   ----------   ----------   ----------
Switched access revenues....  $   18,610   $   11,193   $   18,575   $   43,443

     The Company maintains allowances for doubtful accounts for estimated losses resulting from its inability to collect all amounts owed by its customers for its services. In order to estimate the appropriate level of this allowance, the Company analyzes historical bad debts, current economic and competitive trends, changes in the credit worthiness of its customers, changes in its customer payment patterns and other relevant factors. In establishing the allowance for doubtful accounts, the Company has taken into consideration the aggregate risk of its receivables.

COST OF OPERATING REVENUES

     Cost of operating revenues include the cost of leasing copper loops from the incumbent local exchange carriers ("ILECs"), the cost to change over new customers onto the Company's network, the cost of transporting voice and data traffic over the Company's network, long distance charges from service providers related to the traffic generated by the Company's customers, the cost of leasing collocation space from the ILECs and the related utilities to operate the Company's equipment at those sites, the leased space related to the Company's switch sites and the related utilities needed to operate the Company's switches and other related services. Costs of operating revenues does not include an allocation of depreciation and amortization expense.

     The Company leases its loop, transport and network facilities from various long distance carriers and ILEC's. The pricing of such facilities are governed by either a tariff or an interconnection agreement. These carriers bill the Company for the use of such facilities. From time to time, the carriers present inaccurate bills, which the Company disputes. As a result of such billing inaccuracies, the Company records an estimate of its liability based on its measurement of services received. As of December 31, 2003, the Company had $7.2 million of disputes with carriers. The Company has reserved $5.4 million against those disputed balances.

OTHER INCOME

     During 2003, the Company reported other income of $1.4 million resulting from the reversal of a sales tax contingency due to a favorable resolution of this matter.

COMPREHENSIVE LOSS

     The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting of comprehensive loss and its components. For the year ended December 31, 2003 and the period July 31, 2002 to December 31, 2002, comprehensive loss consisted of net losses. For the period January 1, 2002 to July 30, 2002 and for the year ended December 31, 2001, comprehensive loss consisted of unrealized losses on investments in available-for-sale securities, as well as net losses. Comprehensive loss is presented in the consolidated statements of stockholders' equity (deficit).

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

CASH AND CASH EQUIVALENTS

     The Company considers short-term investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The fair value of the Company's cash and cash equivalents approximates carrying amounts due to the relatively short maturities and variable interest rates of the instruments, which approximate current market rates.

RESTRICTED CASH AND CASH EQUIVALENTS

     In September 2001, the Company committed to pay up to $4.5 million during the period through December 31, 2002 for employee retention and incentive compensation bonuses, subject to the terms of the agreements with certain employees. In addition, the Company committed to pay up to $7.5 million in severance payments to certain employees in the event they are terminated involuntarily, without cause or voluntarily, with good cause. In November 2001, the Company established a trust, which was funded at a level sufficient to cover the maximum commitment for retention, incentive compensation and severance payments. For the years ended December 31, 2003 and 2002, the Company paid out $2.1 million and $4.3 million, respectively relating to these commitments.

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

     The three trusts referred to above were all established prior to filing bankruptcy by the Company to reassure key employees and members of the board of directors that the Company's obligations to pay retention, incentive compensation and severance benefit obligations could be met, no matter what the future financial condition of the Company. This was essential to the success of the Company's business plan, in that without the retention of key employees and members of the board of directors, the ability to successfully carry out the Company's business plan would be greatly hampered. Key employees and members of the board of directors needed the assurance that the severance and other compensation benefits they were relying on were funded and could be paid whatever the financial condition of the Company, and that they would be protected with run-off insurance in the event of a merger, acquisition or other event requiring such insurance coverage.

     The trusts established to cover commitments for retention, incentive compensation and severance payments will terminate when all employees have been paid all amounts due them pursuant to the terms and conditions of those trust agreements. The trust to purchase run-off insurance will terminate when the proceeds from the trust have been used to purchase run-off insurance in the event of a merger, acquisition or other event requiring such insurance.

     Restricted investments at December 31, 2002, also includes $1.9 million of escrow funds related to disputed charges between SBC Telecommunications and the Company. In February 2003, a final settlement of the disputed charges was reached and $1.2 million was released and returned to the Company, while $0.7 million was released and paid to SBC Telecommunications.

INVESTMENTS

     During 2002 and 2001, the Company accounted for its investments in U.S. government, agency and mortgage backed securities as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale investments were recorded at fair value with net unrealized holding gains and losses reported in stockholders' equity (deficit) as a component of accumulated other comprehensive loss. Interest and amortization of premiums and discounts for available-for-sale securities were included in interest income. Gains and losses on available-for-sale investments sold were determined based on the specific identification method and were included in other income. As of December 31, 2003 and 2002, the Company did not have any investments available-for-sale.

     Proceeds from the sale of investments available-for-sale for the periods ended in 2002 and 2001 were as follows (in thousands):

                                           REORGANIZED         PREDECESSOR
                                             MPOWER              MPOWER
                                             HOLDING             HOLDING
                                           -----------   -----------------------
                                              2002          2002         2001
                                           -----------   ----------   ----------
Proceeds from the sale of
  investments available-for-sale........   $   52,155    $  105,550   $  336,911

     The realized gains and losses from sales of investments for the periods ended in 2002 and 2001 were as follows (in thousands):

                                           REORGANIZED         PREDECESSOR
                                             MPOWER              MPOWER
                                             HOLDING             HOLDING
                                           -----------   -----------------------
                                              2002          2002         2001
                                           -----------   ----------   ----------
Gross realized gains..................     $        39   $    4,326   $    7,390
Gross realized losses.................            (578)          --           --
                                           -----------   ----------   ----------
Net realized (loss) gain..............     $      (539)  $    4,326   $    7,390
                                           ===========   ==========   ==========

PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of prepaid rent, prepaid insurance, prepaid maintenance agreements, deferred installation costs and the current portion of deposits held by vendors. Prepaid expenses are expensed on a straight-line basis over the corresponding life of the underlying agreements. Deferred installation costs are expensed on a straight-line basis over the estimated customer service period.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, less accumulated depreciation and amortization. Direct and indirect costs of construction are capitalized, and include interest costs related to construction for the periods ended in 2002 and 2001. There were no capitalized interest costs for the year ended December 31, 2003. Capitalized interest costs for the periods ended during 2002 and 2001 were as follows (in thousands):

                                           REORGANIZED         PREDECESSOR
                                             MPOWER              MPOWER
                                             HOLDING             HOLDING
                                           -----------   -----------------------
                                              2002          2002         2001
                                           -----------   ----------   ----------
Interest costs ....................        $       129   $    1,290   $    4,896

     Depreciation is computed using the straight-line method over estimated useful lives beginning in the month an asset is placed into service. Estimated useful lives of property and equipment are as follows:

Buildings.............................................   39 years
Telecommunications and switching equipment............   3-10 years
Computer hardware and software........................   3-5 years
Office equipment and other............................   3-10 years
Leasehold improvements................................   the lesser of the estimated useful lives or term of lease

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

     Capitalized internal labor costs for the periods ended in 2003, 2002 and 2001 were as follows (in thousands):

                                                  REORGANIZED               PREDECESSOR
                                                     MPOWER                    MPOWER
                                                    HOLDING                   HOLDING
                                           -----------------------   -----------------------
                                              2003         2002          2002          2001
                                           ----------    ----------   ----------   ----------
Capitalized internal labor costs........   $     1,330   $    2,293   $    3,956   $    8,657

DEFERRED FINANCING COSTS

     Deferred financing costs are amortized to interest expense over the life of the related financing using the effective interest method.

GOODWILL AND OTHER INTANGIBLES

     On January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill and other separately recognized intangible assets with indefinite lives will no longer be amortized, but will be subject to at least an annual assessment for impairment through the application of a fair-value-based test. Intangible assets that do have finite lives will continue to be amortized over their estimated useful lives. The Company had no goodwill recorded on the consolidated balance sheets as of December 31, 2003 and 2002.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2003 and 2002, the carrying value of certain financial instruments (accounts receivable, accounts payable, and current portion of capital lease obligations) approximates fair value due to the short term nature of the instruments or interest rates, which are comparable with current rates.

     As of December 31, 2003, the Company has no long-term debt. At December 31, 2002, based upon quoted market prices, the fair value of the Company's Senior Notes outstanding was approximately $2.1 million. The remainder of the Company's long-term debt at December 31, 2002 consisted primarily of fixed and variable rate capital lease obligations.

IMPAIRMENT OF LONG-LIVED ASSETS

     Property, plant and equipment, finite lived intangible assets, and other long-lived assets are reviewed periodically for possible impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company's impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires management judgment with respect to changes in technology, the continued success of product and service offerings, and future volume, revenue and expense growth rates. The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment implications. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows.

     Carrying values of indefinite lived intangible assets are reviewed at least annually, for possible impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The Company's impairment review is based on a discounted cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, and the selection of an appropriate discount rate. Management uses estimates based on expected trends in making these assumptions. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse, economic factors, unanticipated technological change or competitive activities, acts by governments and courts, may signal that an asset has become impaired.

     No impairment charges were recorded on long-lived assets in 2003 or 2002.

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

STOCK OPTION PLAN

     The Company measures the compensation cost of its stock option plan under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.

     Had compensation cost for the employee stock options been determined consistent with SFAS No. 123, the Company's results from operations would approximate the following pro forma amounts for the periods ended in 2003, 2002 and 2001 (in thousands, except per common share amounts):

                                                                     REORGANIZED               PREDECESSOR
                                                                       MPOWER                    MPOWER
                                                                       HOLDING                   HOLDING
                                                              -----------------------   -----------------------
                                                                 2003          2002         2002         2001
                                                              ----------    ----------   ----------   ----------
Net loss applicable to common stockholders, as
 reported.................................................    $  (21,133)   $  (16,439)  $  (81,943)  $ (489,522)
Add: Stock-based compensation expense included
 in reported net loss, net of related tax effects.........           175           276          442        3,081
Deduct: Total stock-based employee compensation
 expense to be determined under a fair value based
 method for all awards, net of related tax effects........        (1,460)       (1,260)      (4,101)     (94,835)
                                                              ----------    ----------   ----------   ----------
Pro forma net loss applicable to common stockholders......    $  (22,418)   $  (17,423)  $  (85,602)  $ (581,276)
                                                              ==========    ==========   ==========   ==========
Basic and diluted net loss per common share
 applicable to common stockholders, as reported...........    $    (0.31)   $    (0.25)  $    (1.38)  $    (8.26)
                                                              ==========    ==========   ==========   ==========
Basic and diluted net loss per common share
 applicable to common stockholders, pro forma ............    $    (0.33)   $    (0.27)  $    (1.44)  $    (9.81)
                                                              ==========    ==========   ==========   ==========

     For options granted during the year ended December 31, 2003, the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $0.51, using the following assumptions: dividend yield of 0%; expected option life of 6.0 years; risk free interest rate of 3.06% and an expected volatility of 200%.

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

     For options granted during the period January 1, 2002 to July 30, 2002 ("Predecessor Mpower Holding"), the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $0.26, using the following assumptions: dividend yield of 0%; expected option life of 6.0 years; risk free interest rate of 4.55% and an expected volatility of 223%.

     For options granted during the year ended December 31, 2001, the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $3.89, using the following assumptions: dividend yield of 0%; expected option life of 6.0 years; risk free interest rate of 4.87% and an expected volatility of 155%.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This is an interpretation of FASB No. 5, 57, and 107 and Rescission of FIN No. 34, and elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement of this interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's consolidated financial statements.

     In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The adoption of EITF 00-21 did not have a material effect on the Company's consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." This is an interpretation of Accounting Research Bulletin No. 51, and addresses consolidation by business enterprises of variable interest entities. The provisions of this interpretation are effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 as amended did not have a material effect on the Company's consolidated financial statements because the Company does not have any variable interest entities as of December 31, 2003.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities." This standard amends SFAS No. 133 by clarifying under which circumstances a contract meets the characteristic of a derivative, clarifies when a derivative contains a financing component and also amends certain other existing pronouncements. The provisions of this Statement were effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements as the Company does not have any freestanding or embedded derivatives as of December 31, 2003.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement were effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements because the Company does not have any such financial instruments as of December 31, 2003.

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21. The adoption of SAB No. 104 did not have a material effect on the Company's consolidated financial statements.

(2) EMERGENCE FROM CHAPTER 11 PROCEEDINGS

     On April 8, 2002, the Company, Communications and Mpower Lease Corporation ("Mpower LeaseCorp"), a wholly-owned subsidiary of Communications (collectively, the "Debtors"), each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On July 17, 2002, the Bankruptcy Court confirmed the Plan, as modified by the Findings of Fact, Conclusions of Law, and Order Under Section 1129 of the Bankruptcy Code and Rule 3020 of the Bankruptcy Rules Confirming Debtors' First Amended Joint Plan of Reorganization entered by the Bankruptcy Court on the same date (the "Confirmation Order," the Plan as modified by the Confirmation Order is referred to herein as the "Final Plan"). Also, on July 17, 2002, the Bankruptcy Court dismissed the Chapter 11 case of Mpower LeaseCorp, effective as of July 30, 2002. The general unsecured creditors of the Company, except for the holders of the Company's 13% Senior Notes due 2010 (the "2010 Notes") and lessors of certain Company real estate leases, were unaffected by the Chapter 11 proceedings and the Plan.

     During the period from April 8, 2002 to July 30, 2002, the Debtors operated as "debtors-in-possession." The consolidated financial statements during the period from April 8, 2002 to July 30, 2002, the effective date of the Plan, were prepared in accordance with the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The Debtors adopted the provisions of SOP 90-7 upon commencement of the Bankruptcy Court proceedings. The consolidated statement of operations for the period January 1, 2002 to July 30, 2002 discloses expenses related to the Chapter 11 proceedings as reorganization expenses. Interest expense on the 2010 Notes and the preferred stock dividends on the Series C Preferred Stock and Series D Preferred Stock ceased to accrue after filing by the Debtors on April 8, 2002. Interest and dividends ceased by operation of law.

     Upon emergence from bankruptcy, on July 30, 2002, the Company implemented fresh-start accounting under the provisions of SOP 90-7. The Company determined the estimated reorganization equity value or fair value of the Reorganized Company to be $87.3 million. The Company's reorganization equity value was determined utilizing several valuation methods including revenue multiples, net property, plant and equipment multiples of comparable companies, and a discounted cash flow analysis based on the Company's business plan. Reorganization equity value was calculated as the total enterprise value less the Company's remaining debt and capital lease obligations. The specifics of these total enterprise value factors are as follows:

Relevant industry information

     - Comparable data for other companies in the Company's operating sector was used for valuation purposes. The enterprise value of these entities (using stock prices at May 15, 2002) was viewed as a multiple of 2001 revenue, 2002 revenue and net property, plant and equipment at March 31, 2002.

     - Selected precedent transaction analysis for other companies in the Company's operating sector were analyzed and also used in the valuation. Revenue streams, existing enterprise values and the impact of new capital raised in each of these transactions was considered.

Discounted cash flow of projected operations

     For this factor, the Company's projected operating results for the period of 2002 through 2006 were used as well as extrapolating through 2008. Discount rates ranging from 40% to 44% were then applied. Projected results for 2002 through 2006 (discounts using the above rates) were extrapolated using multiples ranging from 5 to 7 times. A tax rate of 38% was assumed.

     The Company believes that there have not been any material differences in current conditions (as compared to anticipated conditions used in the valuation assumptions) that would materially impact the determined equity value and would subsequently require disclosure.

     Reorganization expense: Reorganization expense is comprised of charges that were realized or incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code. Reorganization expense for the period January 1, 2002 to July 30, 2002 consisted of the following (in thousands):

Consent fee                                     $   19,025
Fresh-start fair market value adjustments          244,669
Professional fees                                    2,689
                                                ----------
                                                $  266,383
                                                ==========

     During the periods July 31, 2002 to December 31, 2002 and January 1, 2002 to July 30, 2002, selling, general and administrative expenses included $3.7 million and $2.5 million, respectively of professional fees associated with our recapitalization plan which have been excluded from reorganization expense in accordance with SOP 90-7.

(3) DISCONTINUED OPERATIONS

     In January 2003, the Company announced a series of strategic transactions to further strengthen the Company financially and focus its operations on its California, Nevada and Illinois markets. The Company has brought geographic concentration to its business by selling its customers and assets in Florida, Georgia, Ohio, Michigan and Texas to other service providers (the "Asset Sales").

     In March 2003, the Company completed the sale of the assets in its Ohio and Michigan markets to LDMI Telecommunications, Inc. ("LDMI"), pursuant to Asset Purchase Agreements dated as of February 6, 2003 and January 8, 2003. The purchase price for the assets in Ohio was $1.4 million plus an additional $1.9 million, equal to the sum of (i) two times the total adjusted net revenues generated by the customers of the Ohio business for the thirty day period ended March 10, 2003, plus (ii) total adjusted net revenues generated by the customers of the Ohio business for the thirty day period ended May 9, 2003. The purchase price for the Michigan assets was $1.9 million plus an additional $1.9 million, equal to the sum of (i) two times the total adjusted net revenues generated by the customers of the Michigan business for the thirty day period ended February 28, 2003, plus (ii) total adjusted net revenues generated by the customers of the Michigan business for the thirty day period ended April 30, 2003. As of December 31, 2003, $7.1 million of the purchase price has been received. In addition, LDMI agreed to assume certain liabilities of the Company with respect to the Ohio and Michigan assets.

     In March 2003, the Company completed a transaction with Xspedius Equipment Leasing, LLC ("XE"), a subsidiary of Xspedius Communications, LLC ("Xspedius"), pursuant to an Asset Contribution Agreement effective as of December 31, 2002. Under the terms of the Asset Contribution Agreement, the Company contributed the assets in its Texas market to XE in exchange for a 14% interest in XE. In April 2003, the Company sold 92.85% of its interest in XE (13% of XE) to a current member of XE for $0.5 million. In addition, XE agreed to assume certain liabilities of the Company with respect to the Texas assets.

     In April 2003, the Company completed the sale of the assets in its Florida and Georgia markets to Florida Digital Networks, Inc. ("FDN"), pursuant to an Asset Purchase Agreement dated as of January 8, 2003. The purchase price for the assets in Florida and Georgia was $12.4 million. As of December 31, 2003, $10.8 million of the purchase price has been received and the remaining $1.6 million is being held in escrow. The Company anticipates meeting all escrow release conditions and expects to receive the $1.3 million, which is net of expenses chargeable to the Company, in the second quarter of 2004. In addition, FDN agreed to assume certain liabilities of the Company with respect to the Florida and Georgia assets.

     Each of the transactions described above involved transition services and/or management agreements that were sufficient to transfer the operations of these businesses. The Company was reimbursed for the cost of specific services provided on behalf of the buyer. For the year ended December 31, 2003, the Company recognized $3.7 million of reimbursements for transition services and management agreement fees. The amounts recognized from the transition services and management agreements have been included as an offset to the operating expenses component of loss from discontinued operations in the consolidated statements of operations.

     As of December 31, 2003, the Company has recorded $5.0 million of receivables from the Asset Sales, transition services and management agreements and pending reimbursements for expenses paid on behalf of the buyers. These receivables have been included in other receivables in the consolidated balance sheets. No allowance for doubtful accounts for these receivables has been established as the Company expects to collect all Asset Sales receivables. The Company ceased providing transition services as of December 31, 2003.

     During the fourth quarter of 2002, the Company's board of directors approved the Company's commitment to divest these markets and engage in transactions to sell these markets to other providers. As a result of this decision, the operating revenue and expense of these markets were classified as discontinued operations under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for all periods presented. The assets being disposed of were written down to their fair value, net of expected selling expenses, and were classified as held for sale in the consolidated balance sheet as of December 31, 2002 and consisted of the following (in thousands):

                                                   2002
                                                ----------
Accounts receivable, net.................       $    5,122
Property and equipment, net..............           15,349
                                                ----------
Assets held for sale.....................       $   20,471
                                                ==========

     The write down and results of operations of the discontinued Florida, Georgia, Ohio, Michigan and Texas markets resulted in a charge to discontinued operations for all periods presented. Net sales and operating losses relating to these discontinued markets are as follows for the periods ended in 2003, 2002 and 2001 (in thousands):

                                                  REORGANIZED               PREDECESSOR
                                                     MPOWER                    MPOWER
                                                    HOLDING                   HOLDING
                                           ------------------------   -----------------------
                                              2003          2002         2002         2001
                                           ----------    ----------   ----------   ----------
Operating revenues....................     $    6,150    $   36,284   $   45,282   $   58,028
Operating expenses (excluding
 depreciation and amortization shown
 separately below)....................          7,995        45,723       67,323      105,806
Depreciation and amortization.........             --         3,236       12,724       19,619
Loss on disposal......................            523        21,518           --           --
                                           ----------    ----------   ----------   ----------

Loss from discontinued operations.....     $   (2,368)   $  (34,193)  $  (34,765)  $  (67,397)
                                           ==========    ==========   ==========   ==========

     During 2003, the Company incurred exit costs associated with the Asset Sales. These costs included facility and lease contract termination costs of $1.8 million and one-time severance termination benefits of $0.6 million for the year ended December 31, 2003. These costs are reflected in the operating expenses component of loss from discontinued operations in the consolidated statements of operations.

     For the year ended December 31, 2003, the Company recorded an additional $1.2 million loss on disposal to account for the resolution of purchase price adjustments and additional costs to sell the assets. These costs were offset by a $0.7 million gain resulting from the reversal of pre-bankruptcy sales tax contingency due to a favorable resolution regarding this matter. These costs are reflected in the loss on disposal component of loss from discontinued operations in the consolidated statements of operations.

(4) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                  DECEMBER 31,
                                             ----------------------
                                                2003        2002
                                             ----------  ----------
Buildings and property.....................  $    1,716  $    1,727
Telecommunication and switching equipment..      28,073      20,894
Leasehold improvements.....................       6,689       7,192
Computer hardware and software.............       7,119       6,817
Office equipment and other.................       2,486       3,320
Assets held for future use.................       3,434       3,616
                                             ----------  ----------
                                                 49,517      43,566
Less accumulated depreciation and
amortization...............................     (16,425)     (5,993)
                                             ----------- -----------
                                                 33,092      37,573
Construction in progress...................         670         924
                                             ----------  ----------
Net property and equipment.................  $   33,762  $   38,497
                                             ==========  ==========

     Depreciation expense for the periods ended in 2003, 2002 and 2001 were as follows (in thousands):

                                                  REORGANIZED               PREDECESSOR
                                                     MPOWER                    MPOWER
                                                    HOLDING                   HOLDING
                                           ------------------------   -----------------------
                                              2003          2002         2002         2001
                                           ----------    ----------   ----------   ----------
Depreciation expense..................     $   11,787    $    6,078   $   28,620   $   48,927

     Assets held for future use are directly related to the recovery of switch and collocation equipment from markets cancelled or exited during 2001 and 2002 which are expected to be re-deployed throughout the Company's remaining operating markets.

(5) DIVESTITURE

     Beginning in February 2001, the Company entered into a series of agreements to sell its dial-up internet service provider ("ISP") customer base. The Company acquired this customer base through its acquisition of Primary Network in June 2000. The Company received proceeds from these sales of approximately $1.6 million in 2001.

(6) LINE OF CREDIT

     During January 2003, the Company reached an agreement with a lending institution to provide the Company with a three-year revolving line of credit facility of up to $7.5 million, secured by certain customer accounts receivable. The agreement expires on January 24, 2006. This credit facility bears an interest rate equal to the prime lending rate plus two percent (2%) per annum. An annual purchase commitment fee of $0.1 million was paid during January 2003 to the lending institution per the agreement. The commitment fee was recorded as a deferred financing cost and amortized to interest expense over the commitment period.

     The maximum amount borrowed under the credit facility during the year ended December 31, 2003 was $7.5 million, and the effective average interest rate, including the commitment fee, during the period was 10.8%. At December 31, 2003, the Company had $7.5 million in availability under this agreement. Interest expense relating to the borrowings was $0.5 million for the year ended December 31, 2003.

(7) DEBT

     Long-term borrowings at December 31, 2003 and 2002 consist of the following (in thousands):

                                                             DECEMBER 31,
                                                           ----------------
                                                            2003      2002
                                                           ------    ------
13% Senior Notes, due October 1, 2004, net of
 unamortized discount of $13 in 2002.................          --     2,068
Capital lease obligations............................         256     2,941
                                                           ------    ------
                                                              256     5,009
Less current portion.................................        (256)   (4,638)
                                                           ------    ------
                                                           $   --    $  371
                                                           ======    ======

     In January 2003, the Company repurchased the remaining $2.1 million in carrying value of its 2004 Notes for $2.2 million in cash, and recognized a loss of $0.1 million on this transaction.

     In November 2002, the Company repurchased $49.2 million in carrying value of its 2004 Notes for $14.2 million in cash. The Company recognized a gain of $35.0 million on this transaction.

     Pursuant to the Company's Plan of Reorganization, as discussed in Note 2, on July 30, 2002, the Company's 2010 Notes were cancelled and the indenture governing the 2010 Notes (the "2010 Note Indenture") was terminated resulting in a gain of $315.3 million on this transaction. Pursuant to the Final Plan, holders of the 2010 Notes prior to the emergence (the "2010 Noteholders") received 55,250,000 shares of the Reorganized Company's common stock (the "New Common Stock").

     In June 2001, the Company repurchased $46.4 million in carrying value of its 2010 Notes for $15.5 million in cash, which was inclusive of $1.4 million of interest payments, in a series of transactions in the open market. The Company recognized a gain of $32.3 million on these transactions.

(8) REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

     During September 2003, the Company raised approximately $16.0 million, net of estimated selling costs, through the private placement of 12,940,741 shares of common stock at $1.35 per common share. As of December 31, 2003, $1.5 million of the selling costs have been incurred in connection with the private placement. The Company also issued warrants to the investors who participated in the private placement to purchase 2,588,148 shares of common stock at a price of $1.62 per common share in connection with the transaction. In addition, pursuant to an exclusive finders agreement between the Company and the Shemano Group, Inc. ("Shemano"), the Company issued warrants to Shemano and its affiliates to purchase 349,400 shares of common stock at a price of $1.62 per common share as partial consideration for services rendered in connection with the private placement. These warrants are exercisable at any time and expire five years from the issuance date. Additional warrants to purchase up to 83,856 shares of common stock will be issued to Shemano and its affiliates in the event the warrants held by the investors are exercised. In addition, as further discussed in Note 16, Pacific Alliance Limited, LLC ("PAL") also received an advisory fee of $0.2 million in connection with the transaction. The warrants were recorded in stockholders' equity at fair market value using the Black Scholes method in determining the fair market value.

     Pursuant to the Company's Plan of Reorganization, as discussed in Note 2, on July 30, 2002, the authorized, issued and outstanding common stock, par value of $0.001 per common share, (the "Old Common Stock") was cancelled. As of the Effective Date, the Reorganized Company's certificate of incorporation, as amended and restated pursuant to the Final Plan, authorized 1,000,000,000 shares of common stock, $0.001 par value. Pursuant to the Final Plan, holders of the Old Common Stock prior to the emergence (the "Old Common Stockholders") received 974,025 shares of New Common Stock.

     During 2002, a principal stockholder purchased and sold shares of the Company's common stock, resulting in a short-swing profit under Section 16(b) of the Securities Exchange Act of 1934. The settlement agreement between the Company and the principal stockholder required that the Company be reimbursed for the short-swing profit in the amount of $0.6 million. In March 2002, the Company received $0.1 million of the settlement, and received the remaining $0.5 million in April 2002.

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

     Pursuant to the Company's Plan of Reorganization, on July 30, 2002, the authorized Series E Preferred Stock was cancelled. As of the Effective Date, the Reorganized Company's certificate of incorporation, as amended and restated pursuant to the Final Plan, authorized 50,000,000 shares of preferred stock, $0.001 par value.

REDEEMABLE PREFERRED STOCK

     Pursuant to the Company's Plan of Reorganization, as discussed in Note 2, on July 30, 2002, the authorized, issued and outstanding Series C Preferred Stock and Series D Preferred Stock were cancelled. Pursuant to the Final Plan, holders of the Series C Preferred Stock and Series D Preferred Stock prior to the emergence (collectively, the "Preferred Stockholders") received 1,862,214 and 6,912,786 shares of New Common Stock, respectively.

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

(9) STOCK OPTION PLANS

     Pursuant to the Company's Plan of Reorganization, as discussed in Note 2, the Company adopted the Mpower Holding Corporation Stock Option Plan I (the "Stock Option Plan I") to provide for grants of options to purchase shares of common stock to employees and non-employee directors of the Company who are eligible to participate in the Stock Option Plan I. The Amended and Restated Mpower Holding Corporation Stock Option Plan (the "Old Option Plan") was cancelled as of the effective date of the Company's reorganization. Options granted under the Stock Option Plan I are non-qualified, have a term of ten years from the date of grant and are generally granted at a price equal to the fair market value of the Company's common stock at the date of the grant. Employees of Reorganized Mpower received an initial grant of options under the Stock Option Plan I (the "New Options") to replace their cancelled options, on a one-for-one basis. The New Options were subject to the same terms and conditions as the corresponding cancelled outstanding Employee Options, including such provisions as exercise price, termination of employment and vesting. The outstanding New Options vest over a three year period, with one third of the options vesting September 29, 2002, 2003 and 2004. All of the New Options were considered to be a new grant of options from a new reporting entity, and have been accounted for as fixed awards. Options are also granted under Stock Option Plan I for the Company's incentive bonus plan and retention purposes. Options granted for incentive bonuses vest immediately upon grant, whereas options granted for retention purposes vest evenly over three years. As of December 31, 2003, the Company has reserved 9,722,222 shares of common stock for issuance pursuant to options granted or to be granted under the Stock Option Plan I.

     In December 2002, the Company adopted the Mpower Holding Corporation Stock Option Plan II ("Stock Option Plan II") to provide for grants to employees of options to purchase shares of common stock. Options granted under the Stock Option Plan II are non-qualified, have a term of ten years and are granted at a price equal to the fair market value of the Company's common stock at the date of grant. Options were granted for special retention arrangements under Stock Option Plan II and vest one-third immediately upon grant, one-third after one year and the remaining one-third vesting after two years. Options were also granted under Stock Option Plan II during 2003 for a salary reduction program in which options were granted in exchange for a reduction in salary. These options vested over a six-month period. Generally, all other options were granted for general retention purposes and vest evenly over three years. All of the options granted under the Stock Option Plan II would fully vest upon the employee's termination without cause or a resignation with good cause and upon a change of control unrelated to any equity investment in the Company. All of the options issued under this plan have been accounted for as fixed awards. As of December 31, 2003, the Company has reserved 7,500,000 shares of common stock for issuance pursuant to options granted or to be granted under the Stock Option Plan II.

     Stock option transactions during 2003, 2002 and 2001 are as follows:

                                                WEIGHTED
                                                AVERAGE
                                    NUMBER      EXERCISE
                                   OF SHARES     PRICE
                                  -----------   --------
Outstanding at January 1, 2001.    10,319,463   $  11.03
Granted........................     5,807,390   $   0.69
Exercised......................      (114,050)  $   0.67
Cancelled......................    (9,777,152)  $  10.98
                                  -----------
Outstanding at December 31, 2001    6,235,651   $   1.84
Granted........................       257,696   $     --
Exercised......................            --   $     --
Cancelled......................    (6,493,347)  $     --
                                  -----------
Outstanding at July 30, 2002...            --   $     --
Granted........................    11,509,644   $   0.52
Exercised......................            --   $     --
Cancelled......................      (405,812)  $   1.42
                                  -----------
Outstanding at December 31, 2002   11,103,832   $   0.49
Granted........................     4,608,981   $   1.05
Exercised......................      (292,976)  $   0.22
Cancelled......................      (815,921)  $   1.03
                                  -----------
Outstanding at December 31, 2003   14,603,916   $   0.64
                                  ===========

Exercisable at December 31, 2001      650,863   $   5.64
                                  ===========
Exercisable at December 31, 2002    3,997,935   $   0.71
                                  ===========
Exercisable at December 31, 2003   10,324,577   $   0.71
                                  ===========

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

                                           WEIGHTED
                               SHARES       AVERAGE     WEIGHTED      NUMBER     WEIGHTED
                            OUTSTANDING    REMAINING    AVERAGE    EXERCISABLE   AVERAGE
                            AT DEC. 31,   CONTRACTUAL   EXERCISE   AT DEC. 31,   EXERCISE
RANGE OF EXERCISE PRICE        2003          LIFE        PRICE         2003       PRICE
-----------------------     -----------   -----------   --------   -----------   --------
$0.03 to $6.90.........      14,442,087    8.8 years    $   0.54    10,186,977   $   0.58
$6.91 to $13.80........         144,669    6.7 years    $   8.74       121,978   $   8.74
$13.81 to $20.70.......          13,710    6.2 years    $  16.49        12,510   $  16.52
$20.71 to $27.60.......           1,200    6.9 years    $  22.67         1,050   $  22.67
$27.61 to $41.40.......           1,500    6.2 years    $  38.04         1,312   $  38.04
$41.41 to $47.67.......             750    4.0 years    $  46.83           750   $  46.83
                            -----------   -----------   --------   -----------   --------
$0.03 to $47.67........      14,603,916    8.8 years    $   0.64    10,324,577   $   0.71
                            ===========                            ===========

     The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its option plans and has elected to adopt the "disclosure-only" provision of SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for stock options issued with an exercise price below fair market value. For the year ended December 31, 2003, the Company recognized stock-based compensation expense of $0.2 million related to in the money options granted under the Stock Option Plan I. During the period from July 31, 2002 to December 31, 2002, the Company recognized stock-based compensation expense of $0.2 million related to in the money options granted under the Stock Option Plan I and $0.1 million related to the establishment of a reserve against an employee note receivable from a stockholder. During the period from January 1, 2002 through July 30, 2002 and for the year ended December 31, 2001, the Company recognized stock-based compensation expense of $0.4 million and $3.1 million, respectively, related to in the money options granted in 1999, 2000 and 2001.

(10) LOSS PER COMMON SHARE

     SFAS No. 128, "Earnings Per Share," requires the Company to calculate its income (loss) per common share based on basic and diluted income (loss) per common share, as defined. Basic and diluted loss per common share for the year ended December 31, 2003, basic income (loss) per common share for the period from July 31, 2002 to December 31, 2002 and basic and diluted loss per common share amounts for the period from January 1, 2002 to July 30, 2002, and the year ended December 31, 2001 were computed by dividing the income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per common share for the period from July 31, 2002 to December 31, 2002 was computed by dividing the income (loss) applicable to common stockholders by the weighted average number of shares of common stock and potential common stock outstanding during the period. The inclusion of potential common stock in this calculation did not result in a change to the basic income (loss) per common share amounts.

     The Company had options and warrants to purchase common shares, and redeemable preferred stock which was convertible into common shares, outstanding at December 31, 2003, 2002 and 2001, that were not included in the calculation of diluted loss per common share because the effect would be antidilutive, as follows:

                                                  REORGANIZED               PREDECESSOR
                                                     MPOWER                    MPOWER
                                                    HOLDING                   HOLDING
                                           ------------------------   -----------------------
                                              2003         2002          2002         2001
                                           ----------    ----------   ----------   ----------
Options and warrants...................    17,541,464    10,855,149    6,750,789    6,493,093
Redeemable preferred stock ............            --            --    5,275,931    5,333,767

(11) INCOME TAXES

     The Company has made no provision for income taxes in any period presented in the accompanying consolidated statements of operations.

     A reconciliation of income taxes computed at the federal statutory rate to income tax expense recorded in the Company's consolidated statements of operations is as follows (in thousands):

                                               YEAR ENDED DECEMBER 31,
                                             2003       2002       2001
                                           --------   --------   ---------
Federal benefit at statutory rate.......   $ (7,397)  $(33,043)  $(163,710)
Change in valuation allowance,
  net of state tax and rate changes.....      5,759     31,952     116,774
Goodwill................................         --         --      47,043
Stock options exercised.................         --         --         (27)
Other...................................      1,638      1,091         (80)
                                           --------   --------   ---------
Income tax expense......................   $     --   $     --   $      --
                                           ========   ========   =========

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities for federal and state income taxes are as follows (in thousands):

                                         YEAR ENDED DECEMBER 31,
                                             2003       2002
                                           --------   --------
Deferred Income Tax Asset
 Net operating loss carry-forward.......   $ 40,212   $ 32,857
 Depreciation and amortization .........         --     13,701
 Other..................................      9,036     10,541
                                           --------   --------
                                             49,248     57,099
 Less: valuation allowance..............    (44,640)   (55,472)
                                           --------   --------
 Net deferred income tax asset .........      4,608      1,627
                                           --------   --------
Deferred income tax liability
 Depreciation and amortization .........     (3,482)        --
 Other..................................     (1,126)    (1,627)
                                           --------   --------
 Net deferred income tax liability... ..     (4,608)    (1,627)
                                           --------   --------
Net deferred income tax.................   $     --   $     --
                                           ========   ========

     The net change in valuation allowance for the year ended December 31, 2003 was a decrease of $10.8 million. The net change in valuation allowance for the year ended December 31, 2002 was a decrease of $206.4 million. Realization of the Company's deferred tax assets is dependent upon the future earnings of the Company, the timing and amount of which are uncertain. Accordingly, the Company's net deferred tax assets have been fully offset by a valuation allowance.

     As of December 31, 2003, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $106.7 million, which will expire at various times through 2023, if not utilized. Because the Company was a debtor in bankruptcy at the time that it realized cancellation of indebtedness ("COD") income, it was not required to include $315.3 million of COD income in its 2002 federal taxable income. Instead, the Company was required to reduce its federal NOL carryforwards by the amount of the excluded COD income.

     As a result of the implementation of the Plan in 2002, the Company has determined that it experienced an ownership change under Section 382 of the Internal Revenue Code. An ownership change generally occurs when certain persons or groups increase their aggregate ownership percentage in a corporation's stock by more than 50 percentage points during a measurement period. As a result of this ownership change, Section 382 will apply to limit the Company's ability to utilize any remaining NOLs generated before the ownership change as well as certain subsequently recognized "built-in losses" and deductions existing as of the date of the ownership change to $4.4 million per year. The Company's ability to utilize new NOLs arising after the ownership change will not be affected by the Section 382 ownership change that resulted from implementation of the Plan.

     For 2002, the presentation of the components of gross deferred income tax assets have been adjusted from prior year to reflect the impact of elections made on the Company's 2002 income tax return filed in 2003. As described above the Company elected on its 2002 income tax return to treat the implementation of the Plan as an ownership change. Because of this election, gross deferred income tax assets related to net operating losses in the amount of approximately $244 million are no longer available to the Company. A full valuation allowance had been recorded against these deferred income tax assets. As a result of this change in presentation, the 2002 deferred income tax asset components present the actual future deductible and taxable amounts resulting from the income tax elections made related to the Plan. Certain other reclassification adjustments were made to the 2002 deferred income tax presentation to better reflect the deferred income tax position of Reorganized Mpower Holding. There was no effect on the Company's consolidated balance sheet or statement of operations related to these changes in presentation.

(12) NETWORK OPTIMIZATION COST

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

     In May 2001, the Company announced plans to close down operations in twelve of its recently opened markets, representing more than 180 collocations and recognized a network optimization charge of $209.1 million in the second quarter of 2001. The Company exited these markets in the third quarter of 2001. Included in the charge was $126.8 million for the goodwill and customer base associated with the Primary Network business, which was eliminated as a result of the market closings, $65.1 million for property and equipment including collocations and switch sites, $1.2 million for the termination of employment of an estimated 281 sales and operational support personnel of which 236 had been terminated as of December 31, 2003, and $16.0 million for other costs associated with exiting these markets. During the fourth quarter of 2001, as a result of favorable negotiations with various carriers, the Company reduced its original network optimization charge by $2.1 million.

     In February 2002, the Company closed its operations in Charlotte, North Carolina and eliminated certain other non-performing sales offices. The Company also cancelled the implementation of a new billing system in February 2002. The Company recognized a network optimization charge of $19.0 million in the first quarter of 2002. Included in the charge was $12.5 million for the write down of its investment in software and assets for a new billing system, $3.7 million for property and equipment including collocations and switch sites, $0.2 million for the termination of employment of an estimated 89 sales and information technology personnel of which 86 had been terminated as of December 31, 2003, and $2.6 million for other costs associated with exiting these markets.

     Accrued network optimization cost details for 2001 activity were as follows (in thousands):

                                          LIABILITY AT     NETWORK                        LIABILITY AT
                                          DECEMBER 31,   OPTIMIZATION      CASH PAID/     DECEMBER 31,
                                             2000           COST        ASSET DISPOSALS      2001
                                          ------------   ------------   ---------------   ------------
Disposal of assets....................    $      4,742   $     85,415   $        86,544   $      3,613
Employee termination costs............              --          1,224             1,037            187
Other exit costs......................             288        146,444           136,939          9,793
                                          ------------   ------------   ---------------   ------------
                                          $      5,030   $    233,083   $       224,520   $     13,593
                                          ============   ============   ===============   ============

     Accrued network optimization cost details for 2002 activity were as follows (in thousands):

                                          LIABILITY AT     NETWORK                        LIABILITY AT
                                          DECEMBER 31,   OPTIMIZATION      CASH PAID/     DECEMBER 31,
                                             2001           COST        ASSET DISPOSALS      2002
                                          ------------   ------------   ---------------   ------------
Disposal of assets....................    $      3,613   $     11,801   $        15,414   $         --
Employee termination costs............             187            109               296             --
Other exit costs......................           9,793            700             9,013          1,480
                                          ------------   ------------   ---------------   ------------
                                          $     13,593   $     12,610   $        24,723   $      1,480
                                          ============   ============   ===============   ============

    Accrued network optimization cost details for 2003 activity were as follows (in thousands):

                                          LIABILITY AT     NETWORK                        LIABILITY AT
                                          DECEMBER 31,   OPTIMIZATION      CASH PAID/     DECEMBER 31,
                                             2002           COST        ASSET DISPOSALS      2003
                                          ------------   ------------   ---------------   ------------
Other exit costs......................    $      1,480   $       (591)  $           646   $        243
                                          ------------   ------------   ---------------   ------------
                                          $      1,480   $       (591)  $           646   $        243
                                          ============   ============   ===============   ============

     With respect to the network optimization charges, the total actual charges have been based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from subleases, the Company's ability to sell or re-deploy network equipment for growth in its existing network and other factors. With the emergence from the Chapter 11 proceedings, the Company was able to conclude settlements with several network carriers and numerous office landlords. As a result of these settlements, the Company's future liabilities were dramatically reduced and it was subsequently able to reduce its network optimization accrual in 2002 by $6.4 million. In addition, during 2003, the Company recognized a $1.0 million reduction to its network optimization costs primarily resulting from a final settlement with one of its network carriers, $0.6 million of which had been included as a component of accrued network optimization cost.

     At December 31, 2003, there is a remaining balance of $0.2 million of Accrued Network Optimization Cost primarily representing remaining lease commitments.

(13) 401(k) PLAN

     The Company maintains a defined contribution 401(k) plan (the "401(k) Plan") pursuant to Section 401(k) of the Internal Revenue Code ("IRC"). The 401(k) Plan covers substantially all employees that meet certain service requirements. Under the 401(k) Plan, eligible employees may voluntarily contribute a percentage of their compensation, subject to limits under the IRC. The 401(k) Plan provides for discretionary matching contributions by the Company which were as follows for the periods ended in 2003, 2002 and 2001 (in thousands):

                                                  REORGANIZED               PREDECESSOR
                                                     MPOWER                    MPOWER
                                                    HOLDING                   HOLDING
                                           ------------------------   -----------------------
                                              2003         2002          2002         2001
                                           ----------    ----------   ----------   ----------
401(k) contributions..................     $      184    $      209   $      169   $      757

(14) COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS AND PURCHASE COMMITMENTS

     The Company has entered into various operating lease agreements with expirations through 2011, for its switching facilities and offices (the "Operating Lease Obligations"). Rent expense from continuing operations for the periods ended in 2003, 2002 and 2001 was as follows (in thousands):

                                                  REORGANIZED               PREDECESSOR
                                                     MPOWER                    MPOWER
                                                    HOLDING                   HOLDING
                                           ------------------------   -----------------------
                                              2003          2002         2002         2001
                                           ----------    ----------   ----------   ----------
Rent expense..........................     $    6,446    $    2,488   $    4,281   $    7,915

     As provided in the asset sale agreements for the discontinued markets, the purchasers of these assets assumed the liabilities associated with the markets acquired. However, the Company remains contingently liable for several of the obligations in these markets (the "Contingent Liabilities"). The Company is guarantor of future lease obligations with expirations through 2015. The guarantees arose from the assignment of leases resulting from the Asset Sales as described in Note 3. The Company is fully liable for all obligations under the terms of the leases in the event that the Assignee fails to pay any sums due under the lease. The maximum potential amount of future payments the Company could be required to make under the guarantee is $11.8 million.

     The Company also has various agreements with certain carriers for transport, long distance and other network services (the "Circuit Lease Obligations"). At December 31, 2003, the Company's minimum commitment under these agreements is $18.9 million, which expires through April 2005. Circuit lease expenses for the periods ended in 2003, 2002 and 2001 are included in cost of operating revenues in the consolidated statement of operations.

     In the ordinary course of business, the Company enters into purchase agreements with its equipment vendors. As of December 31, 2003, the Company had total unfulfilled commitments with equipment vendors of approximately $0.9 million.

     As of December 31, 2003, the Company is obligated to make cash payments in connection with lease obligations and purchase commitments. All of these obligations require cash payments to be made by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and others require termination payments as part of any early termination. Included in the table below are future commitments in effect as of December 31, 2003 (in thousands):

                                     2004       2005       2006       2007       2008     THEREAFTER
                                   --------   --------   --------   --------   --------   ----------
Operating Lease
  Obligations..................    $  5,105   $  3,205   $  2,784   $  2,655   $  1,909   $    3,182
Contingent
  Liabilities..................       2,134      2,059      1,455      1,117      1,073        3,992
Circuit Lease
  Obligations..................      18,828        105         --         --         --           --
Purchase Commitments...........         894         --         --         --         --           --
                                   --------   --------   --------   --------   --------   ----------
Total..........................    $ 26,961   $  5,369   $  4,239   $  3,772   $  2,982   $    7,174
                                   ========   ========   ========   ========   ========   ==========

LITIGATION

     From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending against it that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

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

INTERCONNECTION AGREEMENTS

     The Company has negotiated in the ordinary course of business interconnection agreements with SBC Corp (with its California and Illinois subsidiaries), Sprint Nevada and Verizon California in each of the markets in which it operates which expire on various dates through September 2004. These agreements specify the terms and conditions under which the Company purchases unbundled network elements ("UNEs") including type of UNE, price, delivery schedule, and maintenance and service levels. The Company has no minimum purchase obligations and pays for only those UNEs it orders and receives. While the Company has no performance requirements imposed upon it, the incumbent carriers must perform at specified levels (generally at a parity level with the same services provided to the incumbent's retail customers). To the extent the services of the local exchange carriers are used, the Company and its customers are subject to the quality of service, equipment failures and service interruptions of the local exchange carriers.

     The Company is dependent on the cooperation of the incumbent local exchange carriers to provide service for the origination and termination of its local and long distance traffic. Historically, charges for these services have made up a significant percentage of the overall cost of providing these services. The Company incurs cost through the use of services agreed to in the interconnection agreements. The costs are recognized in the period in which the service is delivered and are included as items within cost of operating revenues.

(15) RISKS AND UNCERTAINTIES

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

(16) RELATED PARTY TRANSACTIONS

     On February 20, 2003, the Company entered into an agreement with Pacific Alliance Limited, LLC ("PAL") of which one of its directors, Richard L. Shorten, Jr., is a managing director. Under this agreement, PAL provided assistance to the Company in connection with the Company's efforts to finance its working capital requirements. During 2003, PAL received a cash retainer of $0.1 million and an additional fee of $0.2 million upon the closing of a financing transaction in September 2003. The Company's arrangement with PAL has now been terminated. The Company believes the terms and conditions of the agreement were at least as favorable to it as those which it could have received from an unaffiliated third party, and that PAL was well suited to perform the services requested.

(17) INTANGIBLE ASSETS

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

     As discussed in Note 2, in connection with the Company's adoption of fresh-start accounting, the Company's customer relationships and trademark were determined to have a value of $20.8 million and $1.7 million, respectively. The customer relationships are amortized using the straight-line method over 3 years. The trademark was determined to have an indefinite life and is not being amortized.

     In 2002, as a result of the Asset Sales discussed in Note 3, the Company charged $6.1 million of carrying value of customer relationships to the loss on disposal from discontinued operations.

     In 2001, the Company recorded an impairment charge equal to the remaining balance of goodwill and other intangibles attributable to the acquisition of Primary Network. The impairment charge was recorded in network optimization cost which is included in the consolidated statements of operations.

     Intangible assets consist of the following (in thousands):

                                               DECEMBER 31,    DECEMBER 31,
                                                   2003            2002
                                               ------------    ------------
Customer relationships.....................    $     13,745    $     13,745
Less: accumulated amortization.............          (6,491)         (1,909)
                                               ------------    ------------
                                                      7,254          11,836
Tradename..................................           1,694           1,694
                                               ------------    ------------
Intangibles, net...........................    $      8,948    $     13,530
                                               ============    ============

     Amortization expense for the periods ended in 2003, 2002 and 2001 is as follows (in thousands):

                                                  REORGANIZED               PREDECESSOR
                                                     MPOWER                    MPOWER
                                                    HOLDING                   HOLDING
                                           ------------------------   -----------------------
                                              2003         2002          2002         2001
                                           ----------    ----------   ----------   ----------
Amortization expense...............        $    4,582    $    1,909   $       --   $    7,572

     Estimated amortization expense for each of the next two years ending December 31, consists of the following (in thousands):

2004.....................................      $      4,582
2005.....................................             2,672
                                               ------------
                                               $      7,254
                                               ============

     Had the Company adopted the provisions of SFAS No. 142 for all periods presented the effect would have been as follows:

                                                                REORGANIZED               PREDECESSOR
                                                                  MPOWER                    MPOWER
                                                                  HOLDING                   HOLDING
                                                         ------------------------   -----------------------
                                                            2003         2002          2002         2001
                                                         ----------    ----------   ----------   ----------
Net loss to common stockholders, as reported..........   $  (21,133)   $  (16,439)  $  (81,943)  $ (489,522)
Goodwill amortization.................................           --            --           --        6,440
                                                         ----------    ----------   ----------   ----------
Adjusted net loss applicable to common stockholders...   $  (21,133)   $  (16,439)  $  (81,943)  $ (483,082)
                                                         ==========    ==========   ==========   ==========
Basic and diluted net loss per common
share applicable to common stockholders, as reported..   $    (0.31)   $    (0.25)  $    (1.38)  $    (8.26)
Goodwill amortization per common share................           --            --           --         0.11
                                                         ----------    ----------   ----------   ----------
Adjusted basic and diluted net loss per common
   share applicable to common stockholders............   $    (0.31)   $    (0.25)  $    (1.38)  $    (8.15)
                                                         ==========    ==========   ==========   ==========

(18) SUBSEQUENT EVENTS

     In February 2004, the Company filed a universal shelf registration statement with the Securities and Exchange Commission seeking to register $250 million of new securities, which could include shares of the Company's common stock, preferred stock, warrants to purchase common stock, or debt securities. The filing of this shelf registration statement could facilitate the Company's ability to raise capital, should the Company decide to do so, in the future. The amounts, prices and other terms of any new securities would be determined at the time of any particular transaction.

     During 2004, the Company reserved an additional 6,442,000 shares of the Company's common stock for issuance pursuant to the Company's 2002 Stock Option Plan II.

(19) SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                      REORGANIZED
                                                                     MPOWER HOLDING
                                                -----------------------------------------------------
                                                  FIRST         SECOND         THIRD         FOURTH
                                                 QUARTER        QUARTER       QUARTER       QUARTER
                                                ----------    ----------    ----------     ----------
Year Ended December 31, 2003:
Operating Revenues..........................    $   36,738    $   37,758    $   36,797     $   36,879
Loss before Discontinued Operations.........       (11,169)       (4,756)       (2,111)(1)       (729)(6)
Loss Applicable to Common Stockholders......       (15,150)       (4,743)       (1,189)           (51)
Basic and Diluted Loss per Common Share
Applicable to Common Stockholders:
  Loss before Discontinued Operations.......         (0.17)        (0.07)        (0.03)         (0.01)
  Net loss..................................         (0.23)        (0.07)        (0.02)         (0.00)

                                                                      PREDECESSOR                     REORGANIZED
                                                                     MPOWER HOLDING                  MPOWER HOLDING
                                                        --------------------------------------    ---------------------
                                                           FIRST        SECOND         THIRD       THIRD       FOURTH
                                                          QUARTER       QUARTER       QUARTER     QUARTER     QUARTER
                                                        ----------     ----------     --------    ---------   ---------
Year Ended December 31, 2002:
Operating Revenue..................................     $   34,458     $   36,826     $ 12,005    $  24,862   $  37,953
Loss before Discontinued Operations................        (56,760)(2)    (48,734)(3)   62,290(4)   (11,745)     29,499(5)
Income (Loss) Applicable to Common Stockholders....        (77,358)       (62,258)      57,673      (16,821)        382
Basic and Diluted Income (Loss) per Common
Share Applicable to Common Stockholders:
  Income (Loss) before Discontinued Operations.....          (1.01)         (0.83)        1.04        (0.18)       0.45
  Net Income (Loss)................................          (1.30)         (1.05)        0.97        (0.26)       0.01

(1)  Includes a network optimization charge of $(1.0) million (See Note 12)

(2)  Includes a network optimization charge of $19.0 million (See Note 12)

(3)  Includes reorganization expenses of $20.7 million (See Note 2)

(4) Includes reorganization expenses of $245.7 million and a $315.3 million gain on discharge of debt (See Note 2)

(5) Includes a network optimization charge of $(6.4) million (See Note 12) and a $35.0 million gain on discharge of debt (See Note 7)

(6)  Includes a $1.4 million gain from the reversal of sales tax (See Note 1)