Form 10-Q
period 2004-03-31
MPOWER HOLDING CORP
filed 2004-05-13
CIK 1117042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-32941

Mpower Holding Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	52-2232143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Sully’s Trail, Suite 300

Pittsford, NY 14534

(Address of principal executive offices)

(585) 218-6550

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒     NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES ☒     NO ☐

The number of shares outstanding of the issuer’s common stock,

as of May 5, 2004:

Common stock (par value $0.001 per common share) 78,423,801 shares outstanding

MPOWER HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

MPOWER HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$29,294	$29,307
Restricted cash and cash equivalents	24	92
Accounts receivable, less allowance for doubtful accounts of $2,129 and $2,292 at March 31, 2004 and December 31, 2003, respectively	12,196	14,076
Other receivables	4,031	5,039
Prepaid expenses and other current assets	2,959	4,487

Total current assets	48,504	53,001
Property and equipment, net	32,268	33,762
Long-term restricted cash and cash equivalents	9,475	9,537
Intangibles, net of accumulated amortization of $7,636 and $6,491 at March 31, 2004 and December 31, 2003, respectively	7,803	8,948
Other assets	4,063	3,781

Total assets	$102,113	$109,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of capital lease obligations	$155	$256
Accounts payable	11,520	15,754
Accrued sales tax payable	3,578	3,647
Accrued property taxes payable	2,952	2,818
Accrued bonus	460	2,388
Deferred revenue	4,814	4,696
Accrued other expenses	10,527	11,018

Total current liabilities	34,006	40,577
Long-term deferred revenue	2,063	2,211

Total liabilities	36,069	42,788

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 49,900,000 shares authorized but unissued at March 31, 2004 and December 31, 2003	—	—
Series A preferred stock, 100,000 shares authorized but unissued at March 31, 2004 and December 31, 2003	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 78,364,507 and 78,232,742 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	78	78
Additional paid-in capital	103,801	103,735
Accumulated deficit	(37,835)	(37,572)

Total stockholders’ equity	66,044	66,241

Total liabilities and stockholders’ equity	$102,113	$109,029

See accompanying condensed notes to unaudited interim consolidated financial statements.

MPOWER HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Operating revenues:
Telecommunication services	$37,153	$36,738
Operating expenses:
Cost of operating revenues (exclusive of depreciation and amortization shown separately below of $1,939 and $1,946 for the three months ended March 31, 2004 and 2003, respectively)	16,388	22,128
Selling, general and administrative (exclusive of depreciation and amortization shown separately below of $1,962 and $2,357 for the three months ended March 31, 2004 and 2003, respectively)	17,549	21,128
Stock-based compensation expense	39	62
(Gain) loss on sale of assets, net	(198)	95
Depreciation and amortization	3,901	4,303

	37,679	47,716

Loss from continuing operations	(526)	(10,978)
Other income (expense):
Loss on discharge of debt	—	(102)
Interest income	88	50
Interest expense	(66)	(139)

Loss before discontinued operations	(504)	(11,169)
Discontinued operations:
Income (loss) from discontinued operations	241	(3,981)

Net loss	$(263)	$(15,150)

Basic and diluted (loss) income per common share:
Loss before discontinued operations	$(0.01)	$(0.17)

Income (loss) from discontinued operations	$0.01	$(0.06)

Net loss	$—	$(0.23)

Basic and diluted weighted average common shares outstanding	78,321,851	64,999,025

See accompanying condensed notes to unaudited interim consolidated financial statements.

MPOWER HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Cash flows from operating activities:
Net loss	$(263)	$(15,150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,901	4,303
Bad debt expense	457	2,858
(Gain) loss on sale of assets, net	(198)	95
Loss on discharge of debt	—	102
(Gain) loss on disposal of assets from discontinued operations	(50)	1,117
Amortization of deferred debt financing costs	—	33
Stock-based compensation expense	39	62
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,423	(9,886)
Decrease in other receivables	1,008	—
Decrease in prepaid expenses and other current assets	1,528	1,695
(Increase) decrease in other assets	(64)	6,065
(Decrease) increase in accounts payable	(4,596)	6,160
(Decrease) increase in accrued sales tax payable	(69)	622
Decrease in accrued other expenses	(2,505)	(2,120)

Net cash provided by (used in) operating activities	611	(4,044)

Cash flows from investing activities:
Purchase of property and equipment, net of payables	(667)	(1,928)
Proceeds from asset sales	205	4,144
Sale of restricted investments	130	2,898

Net cash (used in) provided by investing activities	(332)	5,114

Cash flows from financing activities:
Payments on capital lease obligations	(101)	(1,078)
Repurchase of senior notes	—	(2,154)
Borrowings under line of credit, net	—	3,918
Costs associated with line of credit	—	(131)
Costs associated with shelf registration	(218)	—
Proceeds from issuance of common stock	27	—

Net cash (used in) provided by financing activities	(292)	555

Net (decrease) increase in cash and cash equivalents	(13)	1,625
Cash and cash equivalents at beginning of period	29,307	10,773

Cash and cash equivalents at end of period	$29,294	$12,398

Other Disclosures:
Cash paid for interest	$33	$208

See accompanying condensed notes to unaudited interim consolidated financial statements.

MPOWER HOLDING CORPORATION

CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Mpower Holding Corporation (the “Company”), a Delaware corporation, include the accounts of the Company and its wholly-owned subsidiary, Mpower Communications Corp. (“Communications”) and other subsidiaries of Communications. All inter-company balances and transactions have been eliminated.

The Company was one of the first competitive local telephone companies founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. The Company offers local and long distance voice services as well as high-speed Internet access by way of a variety of broadband product and service offerings. The Company’s services are offered primarily to small and medium-sized business customers and residential customers (primarily in the Las Vegas market) through Communications in Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois. As of March 31, 2004, the Company had approximately 51,000 business customers and approximately 21,000 residential customers. The Company also bills a number of major local and long distance carriers for the costs of originating and terminating traffic on the Company’s network for the Company’s local service customers. The Company does not have any unbundled network element platform (“UNE-P”) revenues.

The Company operates its business as one segment. The Company manages its business as a consolidated entity managed at a national level. The Company’s products and services have similar network operations, back-office support and technology requirements and are sold through similar sales channels to a similar targeted customer base. Therefore, the Company manages these services as a single segment that are sold in geographic areas, or markets, within the United States, or that are sold to customers with a presence across geographical markets.

These condensed consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

The consolidated balance sheet at December 31, 2003 was derived from the audited consolidated financial statements of the Company.

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

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for other interim periods or for the year ending December 31, 2004.

Certain reclassifications, which have no effect on net income, have been made in the prior period financial statements to conform to the current presentation.

(2) STOCK OPTION PLAN

The Company measures the compensation cost of its stock option plan under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted under Statement of Financial

Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.

Had compensation cost for the employee stock options been determined consistent with SFAS No. 123, the Company’s results from operations would approximate the following pro forma amounts for the three months ended March 31, 2004 and 2003 (in thousands, except per common share amounts):

	March 31, 2004	March 31, 2003
Net loss, as reported	$(263)	$(15,150)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	39	62
Deduct: Total stock-based employee compensation expense to be determined under a fair value based method for all awards, net of related tax effects	(761)	(270)

Pro forma net loss	$(985)	$(15,358)

Basic and diluted net loss per common share, as reported	$—	$(0.23)

Basic and diluted net loss per common share, pro forma	$(0.01)	$(0.24)

During the three months ended March 31, 2004, the Company reserved an additional 6,442,000 shares of the Company’s common stock for issuance pursuant to the Company’s Stock Option Plan II. In addition, during May 2004, the Company amended its stock options plans, whereby 2,500,000 shares reserved for issuance during 2003 under Stock Option Plan I are no longer reserved for issuance pursuant to Stock Option Plan I, but are instead reserved for issuance pursuant to Stock Option Plan II.

(3) PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 31, 2004	December 31, 2003
Buildings and property	$1,716	$1,716
Telecommunication and switching equipment	28,948	28,073
Leasehold improvements	6,753	6,689
Computer hardware and software	7,193	7,119
Office equipment and other	2,477	2,486
Assets held for future use	3,391	3,434

	50,478	49,517
Less accumulated depreciation and amortization	(19,118)	(16,425)

	31,360	33,092
Construction in progress	908	670

Net property and equipment	$32,268	$33,762

Depreciation expense for the three months ended March 31, 2004 and 2003 was $2.8 million and $3.2 million, respectively.

Assets held for future use are directly related to the recovery of switch and collocation equipment from markets cancelled or exited during 2002 and 2001 which are expected to be re-deployed throughout the Company’s remaining operating markets.

(4) INTANGIBLE ASSETS

The Company accounts for its intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill and other separately recognized intangible assets with indefinite lives will no longer be amortized, but will be subject to at least an annual assessment for impairment through the application of a fair-value-based test. Intangible assets that do have finite lives will continue to be amortized over their estimated useful lives.

Intangible assets consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Customer relationships	$13,745	$13,745
Less: accumulated amortization	(7,636)	(6,491)

	6,109	7,254
Tradename	1,694	1,694

Intangibles, net	$7,803	$8,948

Amortization expense related to customer relationships for each three month period ended March 31, 2004 and 2003 was $1.1 million. The tradename was determined to have an indefinite life and is not being amortized.

Estimated remaining amortization expense for each of the next two years ending December 31, consists of the following (in thousands):

2004	$3,437
2005	2,672

$6,109

(5) LINE OF CREDIT

The Company’s agreement with a lending institution provides the Company with a three-year revolving line of credit facility of up to $7.5 million, secured by certain customer accounts receivable. The agreement expires on January 24, 2006. This credit facility bears an interest rate equal to the prime lending rate plus two percent (2%) per annum. At March 31, 2004, the Company had $7.5 million in availability under this agreement. Interest expense relating to the line of credit facility was $0.1 million for the three months ended March 31, 2004.

(6) NETWORK OPTIMIZATION COST

Accrued network optimization cost details for 2004 activity were as follows (in thousands):

	Liability at December 31, 2003	Network Optimization Cost	Cash Paid/Asset Disposals	Liability at March 31, 2004
Other exit costs	$243	$—	$—	$243

At March 31, 2004, the remaining balance of Accrued Network Optimization Cost primarily represents remaining lease commitments.

(7) COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into purchase agreements with its vendors. As of March 31, 2004, the Company had total unfulfilled commitments with vendors of $1.3 million. The Company also has various agreements with certain carriers for transport, long distance and other network services. At March 31, 2004, the Company’s minimum commitment under these agreements is $17.3 million, which expire through April 2005.

As provided in the asset sale agreements for the discontinued markets, the purchasers of these assets assumed the liabilities associated with the markets acquired. However, the Company remains contingently liable for several of the obligations in these markets. The Company is guarantor of future lease obligations with expirations through 2015. The guarantees arose from the assignment of leases resulting from the asset sales. The Company is fully liable for all obligations under the terms of the leases in the event that the assignee fails to pay any sums due under the lease. The remaining maximum potential amount of future payments the Company could be required to make under the guarantees is $11.3 million.

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending against it that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

(8) STOCKHOLDERS’ EQUITY

During May 2004, the Securities and Exchange Commission declared the Company’s shelf registration statement on Form S-3 effective, registering $250 million of new securities, which could include shares of the Company’s common stock, preferred stock, warrants to purchase common stock, or debt securities. The filing of this shelf registration statement will facilitate the Company’s ability to raise capital, should the Company decide to do so, in the future. The amounts, prices and other terms of any new securities will be determined at the time of any particular transaction.

(9) DISCONTINUED OPERATIONS

As of March 31, 2004, the Company has recorded $4.0 million of receivables from asset sales of discontinued markets, transition services and management agreements and pending reimbursements for expenses paid on behalf of the buyers. These receivables have been included in other receivables in the consolidated balance sheets. No allowance for doubtful accounts for these receivables has been established as the Company expects to collect all receivables from asset sales. The Company ceased providing transition services as of December 31, 2003. The Company anticipates collecting most of this receivable balance by September 30, 2004.

The operating revenues and expenses of the Company’s discontinued markets have been classified as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for all periods presented. Net sales and operating losses relating to these discontinued markets are as follows for the three months ended March 31, 2004 and 2003 (in thousands):

	March 31, 2004	March 31, 2003
Operating revenues	$—	$5,766
Operating (income) expenses	(191)	8,630
(Gain) loss on disposal	(50)	1,117

Income (loss) from discontinued operations	$241	$(3,981)

For the three months ended March 31, 2004, the Company has recorded $0.2 million of operating income, primarily related to the resolution of certain disputes with several carriers. These dispute resolutions are reflected in the operating (income) expenses component of income (loss) from discontinued operations in the consolidated statements of operations.

(10) LOSS PER COMMON SHARE

SFAS No. 128, “Earnings Per Share,” requires the Company to calculate its loss per common share based on basic and diluted loss per common share, as defined. Basic and diluted income (loss) per common share for the three months ended March 31, 2004 and 2003 were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Potential common shares related to stock options and warrants amounted to 18,829,783 and 10,582,404 for the quarters ended March 31, 2004 and 2003, respectively and were not included in the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive. During April 2004, an additional 1,577,827 stock options were granted under the Company’s Stock Option Plan II.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements, the accompanying condensed financial notes (“Notes”) appearing elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2003. The overview provides our perspective on the individual sections of MD&A, which include the following:

Executive Summary – an executive review of our performance for the quarter ended March 31, 2004.

Company Overview - a general description of our business, the services we offer and the markets we serve.

Liquidity and Capital Resources - an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of balance sheet and cash flow items affecting liquidity.

Results from Continuing Operations - an analysis of our results of operations for the three months ending March 31, 2004 and 2003, including a review of the material items and known trends and uncertainties.

Discontinued Operations - an analysis of our discontinued operations for the three months ending March 31, 2004.

Critical Accounting Policies - an overview of accounting policies that require critical judgments and estimates.

Executive Summary

As evidenced by the results presented in this filing, we are pleased with our strong first quarter performance. Here are some of the highlights of this quarter:

•	We are beginning to see the impact of growing our sales force. Net lines sold in first quarter 2004 were up 4% over fourth quarter 2003. Line sales on our T-1 and DSL platforms were up 19% in the same period. As our new major accounts sales group gains more experience, we expect our rate of growth to accelerate.

•	We had a strong sales quarter in our mid-market sales group.

•	Our agent channel revenue has been growing at a rapid pace. Our monthly sales through this channel have doubled over the past six months, and we are currently ahead of our internal plan.

•	It has taken us about two months longer than anticipated to hire our planned major accounts sales representatives. We believe our new major account sales group is gaining experience and increasing in productivity.

We believe our operational performance during first quarter 2004 was our best ever. Our business customer line retention for this quarter averaged approximately 98.4% per month, a record for our company. We believe that our focus on short provisioning intervals and service quality are reflected in our customer retention results.

Our bottom line results showed continued strong progress. During first quarter 2004, we were successful in obtaining favorable settlements with the incumbent local telephone companies (“ILEC”) concerning various invoice disputes in the ordinary course of our business. We may not be able to achieve similar favorable settlements in the future. During the quarter, we accomplished better financial performance through stronger customer average revenue per unit performance, increased network efficiency, and continued strong general and administrative cost controls.

Our deployment of voice over IP (“VOIP”) throughout our network several years ago has created strong economics for our business. The voice gateway equipment we deployed in 2000 has allowed us to deliver strong financial results.

Finally, we are pleased that our strong operating performance continues to be reflected in a strong balance sheet. We ended the quarter with just under $30 million in unrestricted cash, which is where we ended the prior quarter. However, our working capital increased by almost 17% from the quarter ended December 31, 2003 to March 31, 2004. We are pleased with our operating results, lack of debt, and solid cash position, with solid revenue growth expected in the near future.

Looking forward, the final scheduled reduction in switched access rates will occur in June, which is expected to reduce our switched access revenue as a percentage of total revenue. More importantly, we anticipate a significant increase in sales force expense. We spent about $5.0 million on sales expense in first quarter 2004. That is expected to increase by $0.7 million in the second quarter and by another $0.5 million in the third quarter and increase to $6.3 million in fourth quarter 2004.

In summary, we were able to deliver improved financial performance in first quarter 2004 while increasing our investment in delivering revenue growth in the second half of this year and into 2005.

Company Overview

We were one of the first competitive local telephone companies founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. Today, we offer local and long distance voice services as well as high-speed Internet access by way of a variety of broadband product and service offerings. Our services are offered primarily to small and medium-sized business customers and residential customers (primarily in the Las Vegas market) through our wholly-owned subsidiary, Mpower Communications Corp. (“Communications”) in Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois.

As a facilities-based provider, we own and control a substantial amount of our network infrastructure, which has been placed within various ILEC central office collocation sites. This network reaches across 294 central office collocation sites. These facilities-based collocation sites are referred to as “on-network.” In April 2004, we began selling T1 services to customers using ILEC facilities and equipment that are connected to our on-network collocation sites by way of network transport circuits. We refer to these facilities-based services as “off-network.” Having off-network facilities increases our number of potential customers. Combined we have over 259,000 billable lines in service. The services we provide for these billable lines is how we generate our revenue. As of May 5, 2004, we have approximately 731 employees. We have established working relationships with Verizon, Sprint, and Southwestern Bell Corporation (including its operating subsidiaries PacBell and Ameritech, collectively referred to as “SBC”).

Our business is to deliver integrated voice and broadband data solutions. Specifically, we provide small and medium-sized business customers with a full suite of communications services and features, integrated on one bill, with the convenience of a single source provider. As of May 2004, we have approximately 51,000 business customers, providing local voice telephone service and broadband Internet by way of SDSL and T1. By using our existing equipment and interconnection agreements with incumbent carriers and network capabilities, we are able to offer fully integrated and channelized voice and data product and service offerings over a T1 connection. In order to serve the largest portion of our target audience, our combined voice and data network allows us to deliver services in several combinations over the most favorable technology: basic phone service on the traditional phone network, SDSL service, integrated T1 voice and data service, or data-only T1 connectivity.

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

•	Selling customers and assets in our Florida, Georgia, Ohio, Michigan and Texas markets in the first half of 2003;

•	Having a $250 million shelf registration statement on Form S-3 declared effective by the Securities and Exchange Commission during May 2004;

•	Continuing to have available a $7.5 million, three-year funding facility secured by certain customer accounts receivables;

•	Seeking additional equity or other debt financing on terms acceptable to us;

•	Pursuing discussions with companies who may be interested in acquiring our assets or business, in whole or in part, and discussions with companies who may be interested in selling their assets or business, in whole or in part, to us;

•	Continuing to update our prospective business plans and forecasts to assist in monitoring current and future liquidity;

•	Reducing general and administrative expenses through various cost cutting measures;

•	Introducing new products and services with greater profit margins;

•	Analyzing the pricing of our current products and services to ensure they are competitive and meet our objectives; and

•	Re-deploying our assets held for future use to reduce the requirement for capital expenditures.

As of March 31, 2004, we had $29.3 million in unrestricted cash and cash equivalents. We believe that our cash balances, when combined with cash generated by our operations and the effect of the above initiatives that are the basis for our on-going business model, will generate enough liquidity to fully fund our business on a continuing basis. Based on our current business plan, we do not expect to draw from our $7.5 million receivables based line of credit during 2004.

Developing and maintaining our network and business has required and will continue to require us to incur capital expenditures primarily consisting of the costs of purchasing network and customer premise equipment and maintaining our operations support system. Cash outlays for capital expenditures for the three months ended March 31, 2004 were $0.7 million.

Our planned capital expenditures during 2004 are expected to total approximately $11.0 million. We expect that funding for these expenditures will be from cash on hand as well as cash generated from operations. Our capital expenditures will focus on the augmentation of our operating support system and our network to add new product and service offerings and customers and to improve the cost efficiency of our network, as we have completed the build-out of the footprint of our network in the markets in which we operate.

We continually evaluate our capital requirements plan in light of developments in the telecommunications industry and market acceptance of our service offerings. The actual amount and timing of future capital requirements may differ materially from our estimates as a result of, among other things:

•	the cost of the development and support of our networks in each of our markets

•	the extent of price and service competition for telecommunication services in our markets

•	the demand for our services

•	regulatory decisions and technological developments

•	our ability to develop, acquire and integrate necessary operating support systems

•	our ability to re-deploy assets held for future use

As such, actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements.

Cash Flow Discussion

In summary, our cash flows for the three months ended March 31, 2004, were as follows (in thousands):

Three Months Ended March 31, 2004
Net Cash Provided By Operating Activities	$611
Net Cash Used In Investing Activities	$(332)
Net Cash Used In Financing Activities	$(292)

The above summary of cash flows includes cash and cash equivalents.

The rate at which we have been using cash for operations over the past twelve months has been significantly reduced and during first quarter 2004, we generated positive cash from operating activities. This is primarily a result of operational efficiencies, the associated expense reductions, elimination of cash disbursements associated with the markets we exited and management of accounts payable and accounts receivable.

Cash and Cash Equivalents and Restricted Cash: At March 31, 2004, cash and cash equivalents were $29.3 million. Long-term restricted cash amounted to $9.5 million as of March 31, 2004. This restricted cash primarily represents commitments we made to pay severance payments and to fund the future purchase, if needed, of run-off directors and officers insurance. During the three months ended March 31, 2004, we paid out $0.1 million related to these severance obligations.

Cash Flows from Operating and Investing Activities

Our working capital (current assets less current liabilities) increased for the quarter ended March 31, 2004 by $2.1 million from the quarter ended December 31, 2003. This 17% improvement is a result of an increased focus by us on prompt payment by our customers, continued management of our accounts payable including settlement of several cost of operating revenue disputes with various carriers.

Our statements of cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net cash provided by (used in) operating activities	$611	$(4,044)
Cash flows from investing activities:
Purchases of property and equipment, net of payables	$(667)	$(1,928)
Proceeds from sale of assets	205	4,144
Sale of restricted investments	130	2,898

Net cash (used in) provided by investing activities	$(332)	$5,114

Operating Activities: We were provided with $0.6 million in cash from operations during the three months ended March 31, 2004, resulting in a 115% improvement over the $4.0 million of cash used in operating activities for the three months ended March 31, 2003. The key component of this improvement was a 22% decrease in operating expenses and a 103% decrease in operating expenses from discontinued operations.

Investing Activities: For the three months ended March 31, 2004, we used $0.3 million in cash for investing activities. The cash used in 2004 primarily represents the purchase of property and equipment partially offset by cash received from the sale of assets and the sale of restricted investments.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2004	2003
Cash flows from financing activities:
Payments on other long-term debt and capital lease obligations	$(101)	$(1,078)
Repurchase of senior notes	—	(2,154)
Borrowings under line of credit, net	—	3,918
Costs associated with line of credit	—	(131)
Costs associated with shelf registration	(218)	—
Proceeds from issuance of common stock	27	—

Net cash (used in) provided by financing activities	$(292)	$555

Financing Activities: For the three months ended March 31, 2004, we used $0.3 million of cash for financing activities. The cash used in 2004 primarily represents payments on capital lease obligations and costs associated with our recent shelf registration. We currently have no long-term debt and have no outstanding balances on our revolving line of credit.

Commitments and Contingencies

In the ordinary course of business, we enter into purchase agreements with our vendors. As of March 31, 2004, we had total unfulfilled commitments with vendors of $1.3 million. We also have various agreements with certain carriers for transport, long distance and other network services. At March 31, 2004, our minimum commitment under these agreements is $17.3 million, which expire through April 2005.

As provided in the asset sale agreements for the discontinued markets, the purchasers of these assets assumed the liabilities associated with the markets acquired. However, we remain contingently liable for several of the obligations in these markets. We are guarantor of future lease obligations with expirations through 2015. The guarantees arose from the assignment of leases resulting from the asset sales. We are fully liable for all obligations under the terms of the leases in the event that the assignee fails to pay any sums due under the lease. The remaining maximum potential amount of future payments we could be required to make under the guarantees is $11.3 million.

Results of Operations

Quarterly Comparison – March 31, 2004 vs. March 31, 2003

Results from discontinued operations have been excluded from this comparison.

Operating Revenues. The following table summarizes revenue from continuing operations (in millions):

Revenue from Continuing Operations:	Quarter Ended March 31, 2004		Quarter Ended March 31, 2003
Core customer trade revenue	$32.8	88%	$32.0	87%
Switched access revenue	4.4	12%	4.7	13%

Total	$37.2	100%	$36.7	100%

Revenue for the quarter ended March 31, 2004 was $37.2 million as compared to $36.7 million for the quarter ended March 31, 2003. The 1% increase was due to:

•	An increase of $3.1 million in our higher-end integrated voice and data services revenue resulting from an increase of more than 2000 T-1 lines and more than 200 trunk lines, coupled with an increase in the revenue generated per T-1 line, offset by;

•	A decrease in plain old telephone service (“POTS”) revenue of $2.1 million, due to approximately 30,000 fewer billable lines in service during the quarter ending March 31, 2004 versus the quarter ending March 31, 2003;

•	A decrease in long-distance revenues of $0.5 million resulting from terminating an unprofitable customer from our services in March 2003;

•	A decrease of $0.3 million in switched access revenues primarily a result of a reduction in rates. The final step-down of FCC mandated rates will occur in June 2004.

Cost of Operating Revenues. Cost of operating revenue (excluding depreciation and amortization which is stated separately) for the quarter ended March 31, 2004 was $16.4 million as compared to $22.1 million for the quarter ended March 31, 2003. The 26% or $5.7 million decrease was primarily due to:

•	A decrease in the cost of our POTS loops of $1.3 million resulting from having fewer billable POTS lines in service in the quarter ended March 31, 2004 compared with the quarter ended March 31, 2003;

•	A decrease of $1.5 million in our long distance related costs resulting from a decrease in the average rate per minute we pay our carriers to transport our customers’ long distance calls and the termination of an unprofitable customer in March 2003;

•	A decrease in our network transport facility costs of $1.4 million resulting from continuing efforts to eliminate underutilized circuits and replace higher cost circuits with lower cost circuits;

•	In the quarter ended March 31, 2004, we resolved certain disputes with several carriers resulting in a reduction in our accrual for disputed charges from carriers. As a result, we reduced our cost of operating revenues by $1.3 million, which represented the amount by which our accrual exceeded the ultimate settlement.

On May 3, 2004, the California Public Utilities Commission (“CPUC”) proposed adopting new rates that SBC California may charge us and other competitive local telephone companies, for access to its network. The administrative law judge who presided over the proceeding known as the “UNE Reexamination” proposed rates increasing the cost of some network elements (e.g., 2-wire voice loops), while decreasing the cost of others (e.g., high-capacity digital loops). As we purchase both voice loops and high-capacity digital loops, the likely net effect will be to increase our costs in California going forward if the rates are adopted as proposed. However, if we continue our growth rate in sales of high-capacity digital loops, the net impact of the new rates will be reduced. CPUC action on the rate proposal is not expected until August 2004. The decision will likely be appealed and its effectiveness will likely be stayed pending the outcome of any appeals.

In addition, if the CPUC adopts the proposal in its current form, a retroactive true up of rates dating back to May 2002 may result in a net payment due from us to SBC California. We do not believe that the proposed rates will have a material adverse effect on our business, financial condition and results of operations. However, we are unable to determine at this time whether the CPUC will adopt the proposed pricing, when the decision will be rendered, or what will be the specific dollar impact on us retroactively or prospectively.

Selling, General and Administrative. For the quarter ended March 31, 2004, selling, general and administrative expenses (excluding depreciation and amortization which is stated separately) totaled $17.5 million, a 17% or $3.6 million decrease from the $21.1 million for the quarter ended March 31, 2003. The decrease is primarily due to:

•	A reduction in salary, wages and benefit related expense of $1.6 million. This reduction in salary, wages and benefit expense is a result of reduction in headcount, operating improvement initiatives and a comprehensive reshaping of our sales organization. We have recently added headcount to our sales organization and anticipate growth in expense over the next few quarters.

•	A $1.7 million reduction in bad debt expense as a result of higher credit standards for new customers and continued effective collection efforts. In additiion, for the quarter ended March 31, 2003, we reached resolution of several disputes with our switched access customers resulting in the need for larger bad debt expense in that quarter.

Stock-based Compensation Expense. For each of the quarters ended March 31, 2004 and 2003, we recorded a minimal amount of stock-based compensation. Outstanding options at March 31, 2004 were granted subsequent to our emergence from bankruptcy and have been accounted for as fixed awards. The expense for the quarter ended March 31, 2004 and 2003 relates to options granted with an exercise price below the market price of the stock on the date of grant.

Depreciation and Amortization. For the quarter ended March 31, 2004, depreciation and amortization was $3.9 million as compared to $4.3 million for the quarter ended March 31, 2003. The decrease was a result of a reduction in the depreciable base of assets.

Interest Income. Interest income was $0.1 million for each of the quarters ended March 31, 2004 and 2003. Interest income is derived primarily from the investment of cash and cash equivalents and restricted cash and cash equivalents.

Interest Expense. Gross interest expense for each of the quarters ended March 31, 2004 and 2003 totaled $0.1 million. Interest expense includes commitment fees and interest paid relating to our line of credit and interest on capital lease commitments.

Loss before Discontinued Operations. As a result of the above, we incurred net losses before discontinued operations of $0.5 million for the quarter ended March 31, 2004, and $11.2 million for the quarter ended March 31, 2003.

Net Loss. As a result of the above, net loss was $0.3 million for the quarter ended March 31, 2004 and $15.2 million for the quarter ended March 31, 2003.

Discontinued Operations

As of March 31, 2004, we have recorded $4.0 million of receivables from asset sales of discontinued markets, transition services and management agreements and pending reimbursements for expenses paid on behalf of the buyers. These receivables have been included in other receivables in our consolidated balance sheets. No allowance for doubtful accounts for these receivables has been established as we expect to collect all of these receivables. We ceased providing transition services as of December 31, 2003. We anticipate collecting most of this receivable balance by September 30, 2004.

The operating revenues and expenses of these markets have been classified as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for all periods presented. Net sales and operating losses relating to these discontinued markets are as follows for the three months ended March 31, 2004 and 2003 (in thousands):

	March 31, 2004	March 31, 2003
Operating revenues	$—	$5,766
Operating (income) expenses	(191)	8,630
(Gain) loss on disposal	(50)	1,117

Income (loss) from discontinued operations	$241	$(3,981)

For the three months ended March 31, 2004, we have recorded $0.2 million of operating income, primarily related to the resolution of certain disputes with several carriers. These dispute resolutions are reflected in the operating (income) expenses component of income (loss) from discontinued operations in the consolidated statements of operations.

Application of Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying condensed notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in our notes to consolidated financial statements included in our Form 10-K for the year ended December 31, 2003. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates for us include: (i) revenue recognition on services, (ii) allowance for doubtful accounts, (iii) deferred income taxes, (iv) billing from network carriers, and (v) impairment of long-lived assets. For additional discussion of our critical accounting estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2003.

Forward Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements contained in this report regarding our and/or management’s intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. These forward-looking statements are not historical facts and are only estimates or predictions. Actual results may differ materially from those projected as a result of risks and uncertainties including, but not limited to, sales growth, changes in federal or state telecommunications regulations, market acceptance of our product and service offerings, our ability to secure adequate financing or equity capital to fund our operations and network expansion, our ability to manage growth and maintain a high level of customer service, the performance of our network and equipment, our ability to enter into strategic alliances or transactions, the cooperation of incumbent local exchange carriers in provisioning lines and interconnecting our equipment, regulatory approval processes, changes in technology, price competition and other market conditions and risks detailed from time to time in our filings with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use interest rate derivative instruments to manage our exposure to interest rate changes. The interest rate under our line of credit floats with the prime rate and therefore we do have exposure to interest rate changes as a result of our line of credit agreement. As of March 31, 2004, we did not have any outstanding borrowings under the line of credit.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b)	Changes in internal control. There were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no current litigation pending against us that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Item 5.	Other Information

On May 6, 2004, the Securities and Exchange Commission declared our shelf registration statement on Form S-3 effective, registering $250 million of new securities, which could include shares of our common stock, preferred stock, warrants to purchase common stock, or debt securities. The filing of this shelf registration statement will facilitate our ability to raise capital, should we decide to do so, in the future. The amounts, prices and other terms of any new securities will be determined at the time of any particular transaction.

On February 19, 2004, the board of directors reclassified the members of the board. Effective February 19, 2004, the Class I directors are Michael M. Earley and Robert M. Pomeroy, who will serve until our next annual meeting. The Class II directors are Michael E. Cahr and Richard L. Shorten, Jr., who will serve until the second annual meeting after November 12, 2003. The Class III directors are Rolla P. Huff and Anthony J. Cassara, who will serve until the third annual meeting after November 12, 2003.

On April 26, 2004, Andrew D. Lipman was appointed to serve on our board of directors. Mr. Lipman has been designated as a Class III director who will serve until the third annual meeting after November 12, 2003.

During the three months ended March 31, 2004, an additional 6,442,000 shares of common stock have been reserved for issuance pursuant to our 2002 Stock Option Plan II.

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

3.1	Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on July 30, 2002. (1)

3.2	Amended and Restated Articles of Incorporation of Mpower Communications Corp. filed with the Secretary of State of the State of Nevada on July 30, 2002. (2)

3.3	Second Amended and Restated By-laws. (1)

3.4	Rights Agreement between Mpower Holding Corporation and Continental Stock Transfer & Trust Company as Rights Agent. (3)

3.5	Certificate of Designation for the Series A Preferred Stock. (4)

4.1	See the Second Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 and the Second Amended and Restated By-laws filed as Exhibit 3.3.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Commission on July 30, 2002.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (file No. 33339884-01) filed with the Commission on July 30, 2002.

(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-K (file No. 000-32941) filed with the Commission on July 16, 2003.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Commission on July 16, 2003.

(b)	The registrant filed the following reports on Form 8-K during the quarter ended March 31, 2004:

(1)	On February 12, 2004, the Company filed Form 8-K to report on the Company’s results of operations for the fiscal quarter and year ended December 31, 2003.

(2)	On March 1, 2004, the Company filed Form 8-K to report on the products and services the Company provides as well as certain information about the markets in which it operates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPOWER HOLDING CORPORATION

Date: May 13, 2004	/s/ ROLLA P. HUFF

Rolla P. Huff Chief Executive Officer and Chairman of the Board

Date: May 13, 2004	/s/ S. GREGORY CLEVENGER

S. Gregory Clevenger Executive Vice President—Chief Financial Officer