Form 10-Q
period 2004-06-30
MPOWER HOLDING CORP
filed 2004-08-06
CIK 1117042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 0-32941

Mpower Holding Corporation
(Exact name of registrant as specified in its charter)

DELAWARE	52-2232143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Sully's Trail, Suite 300
Pittsford, NY 14534
(Address of principal executive offices, including Zip Code)

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
YES ☒ NO ☐

The number of shares outstanding of the issuer's common stock, as of July 30, 2004:

Common stock (par value $0.001 per common share)....78,466,157 shares outstanding

MPOWER HOLDING CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

MPOWER HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$32,356	$29,307
Accounts receivable, less allowance for doubtful accounts of $1,976 and $2,292 at June 30, 2004 and December 31, 2003, respectively	11,611	14,076
Other receivables	2,012	5,039
Prepaid expenses and other current assets	2,353	4,579
Total current assets	48,332	53,001
Property and equipment, net	31,296	33,762
Long-term restricted cash and cash equivalents	9,479	9,537
Intangibles, net of accumulated amortization of $8,781 and $6,491 at June 30, 2004 and December 31, 2003, respectively	6,658	8,948
Other assets	4,109	3,781
Total assets	$99,874	$109,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of capital lease obligations	$66	$256
Accounts payable	10,467	15,754
Accrued sales tax payable	3,603	3,647
Accrued property taxes payable	2,970	2,818
Accrued bonus	921	2,388
Deferred revenue	4,867	4,696
Accrued other expenses	10,264	11,018
Total current liabilities	33,158	40,577
Long-term deferred revenue	1,978	2,211
Total liabilities	35,136	42,788
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 49,900,000 shares authorized but unissued at June 30, 2004 and December 31, 2003	—	—
Series A preferred stock, 100,000 shares authorized but unissued at June 30, 2004 and December 31, 2003	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 78,454,844 and 78,232,742 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	78	78
Additional paid-in capital	103,899	103,735
Accumulated deficit	(39,239)	(37,572)
Total stockholders’ equity	64,738	66,241
Total liabilities and stockholders’ equity	$99,874	$109,029

See accompanying condensed notes to unaudited interim consolidated financial statements.

MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues:
Telecommunication services	$38,496	$37,758	$75,649	$74,496
Operating expenses:
Cost of operating revenues (exclusive of depreciation and amortization shown separately below of $1,964 and $1,742 for the three months ended June 30, 2004 and 2003, respectively, and $3,902 and $3,688 for the six months ended June 30, 2004 and 2003, respectively)	17,740	18,953	34,128	41,081
Selling, general and administrative (exclusive of depreciation and amortization shown separately below of $1,915 and $2,242 for the three months ended June 30, 2004 and 2003, respectively, and $3,878 and $4,599 for the six months ended June 30, 2004 and 2003, respectively)	18,212	19,587	35,761	40,715
Stock-based compensation expense	39	29	78	91
Gain on sale of assets, net	(62)	(177)	(260)	(82)
Depreciation and amortization	3,879	3,984	7,780	8,287
	39,808	42,376	77,487	90,092
Loss from continuing operations	(1,312)	(4,618)	(1,838)	(15,596)
Other income (expense):
Interest income	77	46	165	96
Interest expense	(67)	(184)	(133)	(323)
Other expense	(95)	—	(95)	—
Loss on discharge of debt	—	—	—	(102)
Loss before discontinued operations	(1,397)	(4,756)	(1,901)	(15,925)
Discontinued operations:
(Loss) income from discontinued operations	(7)	13	234	(3,968)
Net loss	$(1,404)	$(4,743)	$(1,667)	$(19,893)

Basic and diluted loss per common share:
Loss before discontinued operations	$(0.02)	$(0.07)	$(0.02)	$(0.25)
(Loss) income from discontinued operations	—	—	—	(0.06)
Net loss	$(0.02)	$(0.07)	$(0.02)	$(0.31)
Basic and diluted weighted average common shares outstanding	78,417,485	65,022,403	78,369,668	65,010,649

See accompanying condensed notes to unaudited interim consolidated financial statements.

MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net loss	$(1,667)	$(19,893)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	78	91
Non-cash expense for warrants issued to independent sales agents	41	—
Gain on sale of assets, net	(260)	(82)
Depreciation and amortization	7,780	8,287
Loss on discharge of debt	—	102
(Gain) loss on disposal of assets from discontinued operations	(50)	1,314
Amortization of deferred debt financing costs	—	66
Bad debt expense	737	3,613
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,727	(2,116)
Decrease (increase) in other receivables	2,527	(10,365)
Decrease in prepaid expenses and other current assets	2,137	1,883
(Increase) decrease in other assets	(36)	6,004
(Decrease) increase in accounts payable	(5,760)	1,682
(Decrease) increase in accrued sales tax payable	(44)	54
(Decrease) increase in accrued other expenses	(2,657)	295
Net cash provided by (used in) operating activities	4,553	(9,065)
Cash flows from investing activities:
Purchase of property and equipment, net of payables	(1,979)	(3,682)
Proceeds from sale of assets from continuing operations	265	281
Proceeds from sale of assets from discontinued operations	500	17,234
Sale of restricted investments	147	3,293
Net cash (used in) provided by investing activities	(1,067)	17,126
Cash flows from financing activities:
Payments on capital lease obligations	(190)	(1,384)
Repurchase of senior notes	—	(2,154)
Borrowings under line of credit, net	—	4,124
Costs associated with line of credit	—	(131)
Costs associated with shelf registration	(292)	—
Proceeds from issuance of common stock	45	16
Net cash (used in) provided by financing activities	(437)	471
Net increase in cash and cash equivalents	3,049	8,532
Cash and cash equivalents at beginning of period	29,307	10,773
Cash and cash equivalents at end of period	$32,356	$19,305
Other Disclosures:
Cash paid for interest	$68	$328

See accompanying condensed notes to unaudited interim consolidated financial statements.

MPOWER HOLDING CORPORATION
CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Mpower Holding Corporation (the "Company"), a Delaware corporation, include the accounts of the Company and its wholly-owned subsidiary, Mpower Communications Corp. ("Communications") and other subsidiaries of Communications. All inter-company balances and transactions have been eliminated.

The Company was one of the first competitive local telephone companies founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. The Company offers local and long distance voice services as well as high-speed Internet access by way of a variety of broadband product and service offerings. The Company’s services are offered primarily to small and medium-sized business customers in all of the Company’s markets and residential customers primarily in the Las Vegas market through Communications. The Company’s markets consist of Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois. As of June 30, 2004, the Company had approximately 51,000 business customers and approximately 20,000 residential customers. The Company also bills a number of major local and long distance carriers for the costs of originating and terminating traffic on the Company’s network for the Company’s local service customers. The Company does not have any unbundled network element platform ("UNE-P") revenues.

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

These condensed consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

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

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for other interim periods or for the year ending December 31, 2004.

Certain reclassifications, which have no effect on net income, have been made in the prior period financial statements to conform to the current presentation.

(2) STOCK OPTION PLAN

The Company measures the compensation cost of its stock option plan under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.

Had compensation cost for the employee stock options been determined consistent with SFAS No. 123, the Company’s results from operations would approximate the following pro forma amounts for the three and six months ended June 30, 2004 and 2003 (in thousands, except per common share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net loss, as reported	$(1,404)	$(4,743)	$(1,667)	$(19,893)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	39	29	78	91
Deduct: Total stock-based employee compensation expense to be determined under a fair value based method for all awards, net of related tax effects	(924)	(298)	(1,688)	(568)
Pro forma net loss	$(2,289)	$(5,012)	$(3,277)	$(20,370)
Basic and diluted net loss per common share, as reported	$(0.02)	$(0.07)	$(0.02)	$(0.31)
Basic and diluted net loss per common share, pro forma	$(0.03)	$(0.08)	$(0.04)	$(0.31)

During the six months ended June 30, 2004, the Company reserved an additional 6,442,000 shares of the Company’s common stock for issuance pursuant to the Company’s Stock Option Plan II. In addition, during May 2004, the Company amended its stock option plans, whereby 2,500,000 shares originally reserved for issuance during 2003 under Stock Option Plan I are no longer reserved for issuance pursuant to Stock Option Plan I, but are instead reserved for issuance pursuant to Stock Option Plan II.

(3) PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2004	2003
Buildings and property	$1,716	$1,716
Telecommunication and switching equipment	30,171	28,073
Leasehold improvements	6,807	6,689
Computer hardware and software	7,313	7,119
Office equipment and other	2,477	2,486
Assets held for future use	3,351	3,434
	51,835	49,517
Less accumulated depreciation and amortization	(21,820)	(16,425)
	30,015	33,092
Construction in progress	1,281	670
Net property and equipment	$31,296	$33,762

Depreciation expense for the three months ended June 30, 2004 and 2003 was $2.7 million and $2.8 million, respectively, and for the six months ended June 30, 2004 and 2003, depreciation expense was $5.5 million and $6.0 million, respectively.

Assets held for future use are directly related to the recovery of switch and collocation equipment from markets cancelled or exited during 2002 and 2001 which are expected to be re-deployed throughout the Company's remaining operating markets.

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

Intangible assets consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Customer relationships	$13,745	$13,745
Less: accumulated amortization	(8,781)	(6,491)
	4,964	7,254
Tradename	1,694	1,694
Intangibles, net	$6,658	$8,948

Amortization expense related to customer relationships for the three months ended June 30, 2004 and 2003 was $1.1 million in each period, and for the six months ended June 30, 2004 and 2003, amortization expense related to customer relationships was $2.3 million in each period. The tradename was determined to have an indefinite life and is not being amortized.

Estimated remaining amortization expense for each of the next two years ending December 31, consists of the following (in thousands):

2004	$2,292
2005	2,672
$4,964

(5) LINE OF CREDIT

The Company’s agreement with a lending institution provides the Company with a revolving line of credit facility of up to $7.5 million, secured by certain customer accounts receivable. The agreement expires on January 24, 2006. This credit facility bears an interest rate equal to the prime lending rate plus two percent (2%) per annum. At June 30, 2004, the Company had $7.5 million in availability under this agreement. Interest expense related to the line of credit for both the three and six months ended June 30, 2004 was $0.1 million. The Company currently has no outstanding balance on this revolving line of credit.

(6) NETWORK OPTIMIZATION COST

The following table reflects activity in accrued network optimization cost during 2004 (in thousands):

	Liability at December 31, 2003	Network Optimization Cost	Cash Paid/Asset Disposals	Liability at June 30, 2004
Other exit costs	$243	$—	$(10)	$233

At June 30, 2004, the remaining balance of accrued network optimization cost primarily represents remaining lease commitments and has been included as a component of accrued other expenses in the consolidated balance sheet.

(7) COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into purchase agreements with its vendors. As of June 30, 2004, the Company had total unfulfilled commitments with vendors of $2.0 million. The Company also has various agreements with certain carriers for transport, long distance and other network services. At June 30, 2004, the Company’s minimum commitment under these agreements is $19.6 million, which expire through December 2008.

As provided in the asset sale agreements for the discontinued markets, the purchasers of these assets assumed the liabilities associated with the markets acquired. However, the Company remains contingently liable for several of the obligations in these markets. The Company is guarantor of future lease obligations with expirations through 2015. The guarantees arose from the assignment of leases resulting from the asset sales. The Company is fully liable for all obligations under the terms of the leases in the event that the assignee fails to pay any sums due under the lease. The remaining maximum potential amount of future payments the Company could be required to make under the guarantees is $10.8 million.

The Company’s services are subject to varying degrees of federal, state and local regulation. These regulations are currently subject to changes by federal and state administrative agencies, judicial proceedings, and proposals that could change, in varying degrees, the manner in which the Company operates. The Company cannot predict the outcome of these proceedings or their impact upon the Company’s industry generally or upon the Company specifically.

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no current litigation pending against it that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

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

A warrant program was adopted by the Company's board of directors on January 27, 2004. The intent of the warrant program is to make available to independent sales agents hired by the Company, warrants to purchase shares of the Company’s common stock, with the number of warrants to be granted based on the increase in baseline sales performance achieved by these independent sales agents. During May 2004, the Company issued warrants to purchase 32,690 common shares through this program. During the three months ended June 30, 2004, a minimal amount of selling, general and administrative expense was recognized as a result of the issuance of these warrants. The amount of expense recognized was determined by using the Black-Scholes method to calculate fair market value, with the following assumptions: dividend yield of 0%; expected warrant life of 3 years; risk free interest rate of 3.25% and an expected volatility of 167%.

(9) DISCONTINUED OPERATIONS

As of June 30, 2004, the Company has recorded $2.0 million of receivables related to asset sales from discontinued markets, transition services and management agreements and pending reimbursements for expenses paid on behalf of the buyers. These receivables have been included in other receivables in the consolidated balance sheets and the majority of the balance is being held in escrow. No reserve for these receivables has been established as the Company expects to collect all receivables related to its asset sales. The Company ceased providing transition services as of December 31, 2003. The Company anticipates collecting most of this receivable balance by December 31, 2004.

The operating revenues and expenses of the Company’s discontinued markets have been classified as discontinued operations under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for all periods presented. Net sales and operating losses related to these discontinued markets are as follows for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Operating revenues	$1	$266	$3	$6,032
Operating expenses (income)	8	56	(181)	8,686
Loss (gain) on disposal of assets	—	197	(50)	1,314
(Loss) income from discontinued operations	$(7)	$13	$234	$(3,968)

For the six months ended June 30, 2004, the Company recorded an additional $0.1 million gain on disposal of assets to account for an adjustment in the costs to sell the assets.

For the six months ended June 30, 2004, the Company recorded $0.2 million of operating income, primarily related to the resolution of certain disputes with several carriers. These dispute resolutions are reflected in (loss) income from discontinued operations in the consolidated statements of operations.

(10) LOSS PER COMMON SHARE

SFAS No. 128, "Earnings Per Share," requires the Company to calculate its loss per common share based on basic and diluted loss per common share, as defined. Basic and diluted income (loss) per common share for the three and six months ended June 30, 2004 and 2003 were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Potential common shares related to stock options and warrants amounted to 20,454,181 and 12,299,861 at June 30, 2004 and 2003, respectively, and were not included in the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive. During July 2004, an additional 1,180,500 stock options were granted under the Company's Stock Option Plan II.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following Management's Discussion and Analysis ("MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements, the accompanying condensed financial notes appearing elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2003. The overview provides our perspective on the individual sections of MD&A, which include the following:

Executive Summary - an executive review of our performance for the three months ended June 30, 2004.

Company Overview - a general description of our business, the services we offer and the markets we serve.

Liquidity and Capital Resources - an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of balance sheet and cash flow items affecting liquidity.

Results from Continuing Operations - an analysis of our results of operations for the three and six months ended June 30, 2004 and 2003, including a review of the material items and known trends and uncertainties.

Discontinued Operations - an analysis of our discontinued operations for the three and six months ended June 30, 2004.

Application of Critical Accounting Policies - an overview of accounting policies that require critical judgments and estimates.

Executive Summary

We believe our growth strategy is showing results in the form of increased revenues. Our continued focus on managing network and selling, general and administrative expenses is also evident in our results.

Core customer revenue in the quarter ended June 30, 2004 grew 5% over the quarter ended June 30, 2003. In addition, we achieved sequential total revenue growth of 4% in the quarter. Our sequential revenue growth was driven by growth in the number of lines in service as well as growth in average revenue per line. We believe that the increased number of sales people is having a positive impact on revenue growth.

As we are making larger account sales, we are generating higher average revenue per line. Our second consecutive quarter of business line retention of 98.4% has had a positive impact on revenue. We have experienced solid new sales growth in second quarter 2004. As these new sales move through the provisioning and billing process, we expect our revenue growth to accelerate.

We are seeing solid growth in line installations in all of our distribution channels. Revenues generated by our agent channel reflect substantial growth as more prominent new agents are bringing their business to us. Our mid markets group is also performing solidly, and we have authorized increases in their headcount given their solid productivity.

We are seeing substantial growth in sales orders and installations generated by our major markets group and revenues from newly sold customers are beginning to be billed. While we are seeing quarter over quarter growth, we are about one quarter behind our expected timetable for increases in headcount and productivity in the major markets group.

Sales salaries and commissions in the quarter ended June 30, 2004 were $0.5 million more than the prior quarter. We are committed to this investment in customer acquisition while seeking to maintain a path toward profitability.

Our cash balance increased by $3.1 million over the quarter ended March 31, 2004, to $32.4 million at June 30, 2004, due to strong operating results and changes in components of working capital. We spent $1.3 million cash (net of payables) for the purchase of property and equipment in the quarter ended June 30, 2004, mostly for continued improvements in our network and operating support system. We continue to have a $7.5 million receivable-based line of credit available to us. This line remained unused during second quarter 2004 and continues to have no outstanding balance. We continue to be free of long-term debt.

We have announced our selection of VocalData, Inc. to further expand our Voice Over IP ("VOIP") capabilities by offering VOIP hosted Private Branch Exchange ("PBX") services to larger businesses with multiple and/or virtual offices. We believe this new capability, combined with our current capability to offer VOIP and Internet access on a single T-1 with dynamic bandwidth allocation, provides us new services to enable further sales growth. In addition, we believe that our ability to use our existing network infrastructure to offer products and services to current unbundled network element platform ("UNE-P") providers creates sales opportunities for us that do not exist for our competitors without a comparable network infrastructure.

Company Overview

We were one of the first competitive local telephone companies founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. Today, we offer local and long distance voice services as well as high-speed Internet access by way of a variety of broadband product and service offerings. Our services are offered primarily to small and medium-sized business customers in all of our markets and residential customers primarily in the Las Vegas market through our wholly-owned subsidiary, Mpower Communications Corp. ("Communications"). Our markets consist of Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois.

As a facilities-based provider, we own and control a substantial amount of our network infrastructure, which has been placed within various ILEC central office collocation sites. This network reaches across 295 central office collocation sites. These facilities-based collocation sites are referred to as "on-network." In April 2004, we began selling T1 services to customers using ILEC facilities and equipment that are connected to our on-network collocation sites by way of network transport circuits. We refer to these facilities-based services as "off-network." Having off-network facilities increases our number of potential customers. Combined we have over 263,000 billable lines in service. The services we provide for these billable lines are how we generate our revenue. As of July 2004, we have 744 employees. We have established working relationships with Verizon, Sprint, and Southwestern Bell Corporation (including its operating subsidiaries PacBell and Ameritech, collectively referred to as "SBC").

Our business is to deliver integrated voice and broadband data solutions. Our emphasis is on providing small and medium-sized business customers with a full suite of communications services and features, integrated on one bill, with the convenience of a single source provider. As of July 2004, we have approximately 51,000 business customers, providing local voice telephone service and broadband Internet by way of SDSL and T1. By using our existing equipment and interconnection agreements with incumbent carriers and network capabilities, we are able to offer fully integrated and channelized voice and data product and service offerings over a T1 connection. In order to serve the largest portion of our target audience, our combined voice and data network allows us to deliver services in several combinations over the most favorable technology: basic phone service on the traditional phone network, SDSL service, integrated T1 voice and data service, or data-only T1 connectivity.

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

Over the last several months, we have seen a high level of regulatory activity. The uncertainty that has been created in the regulatory environment has been a cause of concern for us and everyone in our industry. The following is some of our perspective on this environment, and the risk and uncertainty to our business.

We believe that companies in our sector have very different business models. There is not a homogenous group of business models as seen in other industrial sectors. There are some competitive local exchange carriers ("CLEC") that have simply deployed a switch in a market and represent themselves as facilities-based providers. There are a substantial number of CLEC’s and large telecom competitors whose business models for local service offerings are centered around rate arbitrage, using unbundled network element platforms ("UNE-P").

Many UNE-P companies simply rebrand the incumbent telephone company’s services. Essentially, the regulators have, over the past several years, required the incumbent telephone companies to sell the full complement of services on their network at one price. The UNE-P companies then sell that line to a customer at a mark-up, essentially creating a price arbitrage, with little or no capital investment.

Following a recent District of Columbia Circuit Court Decision, it is our belief that the Federal Communications Commission ("FCC") intends to stop the price arbitrage business models that exist today. We believe the regulators never intended for this arbitrage opportunity to be made permanently available. It was to be temporary while competitors could build their own networks. We believe many competitors have built little or no network infrastructure. The FCC rulings seem to indicate that they desire the type of real facilities-based competition that we are providing.

Our network is not built on a business plan that is based on rate arbitrage for UNE-P or for other arrangements including reciprocal compensation and wireless termination. We have built switching and end office (or collocation infrastructure) in every market in which we operate. We avoid using the incumbent phone company’s network transport whenever possible, and in fact have recently signed a long-term agreement with a non-regional Bell operating company for network backbone elements in Los Angeles, which represents half of our revenue base.

We are convinced after meetings with the commissioners of the FCC and the California Public Utilities Commission ("CPUC") that the network elements that are core to our business (the individual copper loops) will continue to be made available to us on an unbundled basis. Based on these meetings, we also expect high-speed, high capacity T-1 loops to continue to be made available on an unbundled basis. We expect the price of those loops will be cost based and will continue to be set by the state public utility commissions. However, these positions expressed to us are informal, not binding on the regulators and are subject to change at any time for political or other reasons.

A recommended proposal by the CPUC (discussed in greater detail in Part II, Item 1) that essentially increased copper loop rates by 25-30%, but would decrease T-1 loop pricing by approximately 50% is being revised at the CPUC as a result of errors found in calculating the rates. We cannot predict what the revised proposal will be.

So in summary, there is confusion in our sector. We believe our deeply built-out network, lack of debt, positive operating performance, and lack of reliance on arbitrage revenue streams uniquely position our company in the market.

We continue to be enthusiastic about the value creation opportunities that can come from industry consolidation, and continue to look for opportunities to be a leader in future consolidation. But we intend to stay disciplined in our approach. We are not going to engage in a strategic transaction unless we believe that the price we pay and the form of consideration we pay with creates value for our shareholders.

Liquidity and Capital Resources

We have historically incurred negative cash flows from operating activities. However, we believe that we now have sufficient resources and liquidity to fund our planned operations. We have completed, and continue to pursue, several initiatives intended to increase liquidity and better position us to compete under current conditions and anticipated changes in the telecommunications sector. These include:

•	Having a $250 million shelf registration statement on Form S-3 declared effective by the Securities and Exchange Commission during May 2004;

•	Continuing to have available a $7.5 million funding facility secured by certain customer accounts receivables;

•	Seeking additional equity or other debt financing on terms acceptable to us;

•
Pursuing discussions with companies who may be interested in acquiring our assets or business, in whole or in part, and discussions with companies who may be interested in selling their assets or business, in whole or in part, to us;

•	Continuing to update our prospective business plans and forecasts to assist in monitoring current and future liquidity;

•	Reducing general and administrative expenses through various productivity improvements;

•	Introducing new products and services with greater profit margins;

•	Analyzing the pricing of our current products and services to ensure they are competitive and meet our objectives; and

•	Re-deploying our assets held for future use to reduce the requirement for capital expenditures.

As of June 30, 2004, we had $32.4 million in unrestricted cash and cash equivalents. We believe that our cash balances, when combined with cash generated by our operations and the effect of the above initiatives that are the basis for our on-going business model, will generate enough liquidity to fully fund our business on a continuing basis. Based on our current business plan, we do not expect to draw from our $7.5 million line of credit during the remainder of 2004.

Developing and maintaining our network and business has required and will continue to require us to incur capital expenditures. Cash outlays for the purchase of property and equipment for the three months ended June 30, 2004 were $1.3 million and $2.0 million for the six months ended June 30, 2004, which is exclusive of capitalized labor of $0.3 million for the three months ended June 30, 2004 and $0.6 million for the six months ended June 30, 2004. Our planned capital expenditures during 2004 are expected to total approximately $9.4 million, which includes $1.2 million of capitalized labor. We expect that funding for these expenditures will be from cash on hand as well as cash generated from operations. Our capital expenditures will focus on the augmentation of our operating support system and our network to add new product and service offerings and customers and to improve the cost efficiency of our network, as we have completed the build-out of the footprint of our network in the markets in which we operate.

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

Cash Flow Discussion

In summary, our cash flows for the six months ended June 30, 2004, were as follows (in thousands):

Six Months Ended June 30, 2004
Net cash provided by operating activities	$4,553
Net cash used in investing activities	$(1,067)
Net cash used in financing activities	$(437)

The above summary of cash flows includes cash and cash equivalents.

The rate at which we have been using cash for operations over the past twelve months has been significantly reduced and for the six months ended June 30, 2004, we generated positive cash from operating activities. This is primarily a result of operational efficiencies, the associated expense reductions, elimination of cash disbursements associated with the markets we exited and cash collected from transition services and management agreeement fees from our Asset Sales and management of accounts payable and accounts receivable.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents: At June 30, 2004, cash and cash equivalents were $32.4 million. Long-term restricted cash and cash equivalents amounted to $9.5 million as of June 30, 2004. This restricted cash primarily represents commitments we made to pay severance payments and to fund the future purchase, if needed, of run-off directors and officers insurance. During the six months ended June 30, 2004, we paid out $0.2 million related to severance obligations.

Cash Flows from Operating and Investing Activities

Our working capital (current assets less current liabilities) for the six months ended June 30, 2004 was $15.2 million. This 5% improvement over the quarter ended March 31, 2004 is a result of operating results and a continued focus on collection of our outstanding accounts receivable and continued management of our accounts payable.

Several factors will have an important influence on our operating cash flow over the next several quarters. First, with the June 22, 2004 step down in switched access rates, we anticipate our switched access revenue to be lower in the next and subsequent quarters, trending towards 9% to 10% of our total revenue. In addition, we anticipate adding more quota bearing account managers and the related expense. Offsetting the lower switched access revenue and the higher operating expense of the additional account managers, we anticipate continued growth in our core customer revenue. We anticipate the net effect of these actions on liquidity to be a relatively neutral effect over the next two quarters.

Our statements of cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,
	2004	2003
Net cash provided by (used in) operating activities	$4,553	$(9,065)

Cash flows from investing activities:
Purchases of property and equipment, net of payables	$(1,979)	$(3,682)
Proceeds from sale of assets from continuing operations	265	281
Proceeds from sale of assets from discontinued operations	500	17,234
Sale of restricted investments	147	3,293
Net cash (used in) provided by investing activities	$(1,067)	$17,126

Operating Activities: We were provided with $4.6 million in cash from operations during the six months ended June 30, 2004, resulting in a 151% improvement over the $9.1 million of cash used in operating activities for the six months ended June 30, 2003. The key component of this improvement was a 15% decrease in operating expenses and the elimination of substantially all of the operating expenses from discontinued operations.

Investing Activities: For the six months ended June 30, 2004, we used $1.1 million in cash for investing activities. The cash used in 2004 primarily represents the purchase of property and equipment partially offset by cash received from the sale of our discontinued markets and the sale of restricted investments. For the six months ended June 30, 2003, we were provided with $17.1 million of cash from investing activities, primarily the result of the sale of our discontinued markets.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2004	2003
Cash flows from financing activities:
Payments on capital lease obligations	$(190)	$(1,384)
Repurchase of senior notes	—	(2,154)
Borrowings under line of credit, net	—	4,124
Costs associated with line of credit	—	(131)
Costs associated with shelf registration	(292)	—
Proceeds from issuance of common stock	45	16
Net cash (used in) provided by financing activities	$(437)	$471

Financing Activities: For the six months ended June 30, 2004, we used $0.4 million of cash for financing activities. The cash used in 2004 primarily represents payments on capital lease obligations and costs associated with our recent shelf registration. We currently have no long-term debt and have no outstanding balances on our revolving line of credit.

Commitments and Contingencies

In the ordinary course of business, we enter into purchase agreements with our vendors. As of June 30, 2004, we had total unfulfilled commitments with vendors of $2.0 million. We also have various agreements with certain carriers for transport, long distance and other network services. At June 30, 2004, our minimum commitment under these agreements is $19.6 million, which expire through December 2008.

As provided in the asset sale agreements for the discontinued markets, the purchasers of these assets assumed the liabilities associated with the markets acquired. However, we remain contingently liable for several of the obligations in these markets. We are guarantor of future lease obligations with expirations through 2015. The guarantees arose from the assignment of leases resulting from the asset sales. We are fully liable for all obligations under the terms of the leases in the event that the assignee fails to pay any sums due under the lease. The remaining maximum potential amount of future payments we could be required to make under the guarantees is $10.8 million.

Results from Continuing Operations

Quarterly Comparison - June 30, 2004 vs. June 30, 2003

Results from discontinued operations have been excluded from this comparison.

Operating Revenues. The following table summarizes revenue from continuing operations (in millions):

Revenue from Continuing Operations:	Quarter Ended June 30, 2004		Quarter Ended June 30, 2003
Core customer trade revenue	$33.6	87%	$32.1	85%
Switched access revenue	4.9	13%	5.7	15%
Total	$38.5	100%	$37.8	100%

Revenue for the quarter ended June 30, 2004 was $38.5 million as compared to $37.8 million for the quarter ended June 30, 2003. The 2% increase was due to:

•
An increase of $3.3 million in our higher-end integrated voice and data services revenue resulting from an increase of more than 1,700 T-1 lines and more than 250 trunk lines, coupled with an increase in the revenue generated per T-1 line, offset by:

•
A decrease in plain old telephone service ("POTS") revenue of $1.8 million, due to approximately 22,000 fewer POTS billable lines in service during the quarter ended June 30, 2004 versus the quarter ended June 30, 2003;

•
A decrease of $0.8 million in switched access revenues primarily a result of a reduction in rates. The final step-down of FCC mandated rates occurred in June 2004. We expect this component of revenue to be a smaller percentage of our total revenue in future periods, approximately 9% to 10%.

Cost of Operating Revenues. Cost of operating revenue (excluding depreciation and amortization which is stated separately) for the quarter ended June 30, 2004 was $17.7 million as compared to $19.0 million for the quarter ended June 30, 2003. The 7% or $1.3 million decrease was primarily due to:

•	A decrease in our network transport facility costs of $1.0 million resulting from continuing efforts to eliminate underutilized circuits and replace higher cost circuits with lower cost circuits;
•	A decrease of $0.5 million in our long distance-related costs resulting from a decrease in the average rate per minute we pay our carriers to transport our customers’ long distance calls.

Selling, General and Administrative. For the quarter ended June 30, 2004, selling, general and administrative expenses (excluding depreciation and amortization which is stated separately) totaled $18.2 million, a 8% or $1.4 million decrease from the $19.6 million for the quarter ended June 30, 2003. The decrease is primarily due to:

•
A reduction in salary, wages and benefit related expense of $2.1 million. This reduction in salary, wages and benefit expense is a result of reduction in average headcount from 833 employees for the quarter ended June 30, 2003 to 736 employees for the quarter ended June 30, 2004, operating improvement initiatives and a comprehensive reshaping of our sales organization. We have recently added headcount to our sales organization and anticipate growth in salaries, wages and commission expense over the next few quarters.

•
A $0.5 million reduction in bad debt expense as a result of higher credit standards for new customers and continued effective collection efforts. In addition, for the quarter ended June 30, 2003, we reached resolution of several disputes with our switched access customers resulting in the need for higher bad debt expense in that quarter.

•	A $0.8 million increase in legal fees primarily due to continued activity related to mergers and acquisitions and rate disputes with Southwestern Bell Corporation.

Stock-based Compensation Expense. We recorded a minimal amount of stock-based compensation for each of the quarters ended June 30, 2004 and 2003. Outstanding options at June 30, 2004 were granted subsequent to our emergence from bankruptcy and have been accounted for as fixed awards. The expense for the quarters ended June 30, 2004 and 2003 relates to options granted with an exercise price below the market price of the stock on the date of grant.

Gain on Sale of Assets. Gain on sale of assets was $0.1 million and $0.2 million for the quarters ended June 30, 2004 and 2003, respectively.

Depreciation and Amortization. For the quarter ended June 30, 2004, depreciation and amortization was $3.9 million as compared to $4.0 million for the quarter ended June 30, 2003.

Interest Income. Interest income was $0.1 million for each of the quarters ended June 30, 2004 and 2003. Interest income is derived primarily from the investment of cash and cash equivalents and restricted cash and cash equivalents.

Interest Expense. Gross interest expense was $0.1 million and $0.2 million for the quarters ended June 30, 2004 and 2003, respectively. Interest expense includes commitment fees and interest paid relating to our line of credit and interest on capital lease commitments.

Other Expense. Other expense was $0.1 million for the quarter ended June 30, 2004. Other expense relates to a favorable resolution of a pre-petition liability.

Loss before Discontinued Operations. As a result of the above, we incurred net losses before discontinued operations of $1.4 million for the quarter ended June 30, 2004, and $4.8 million for the quarter ended June 30, 2003.

Net Loss. As a result of the above, net loss was $1.4 million for the quarter ended June 30, 2004 and $4.7 million for the quarter ended June 30, 2003.

Six Month Period Ended Comparison - June 30, 2004 vs. June 30, 2003

Results from discontinued operations have been excluded from this comparison.

Operating Revenues. The following table summarizes revenue from continuing operations (in millions):

Revenue from Continuing Operations:	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
Core customer trade revenue	$66.3	88%	$64.2	86%
Switched access revenue	9.3	12%	10.3	14%
Total	$75.6	100%	$74.5	100%

Revenue for the six months ended June 30, 2004 was $75.6 million as compared to $74.5 million for the six months ended June 30, 2003. The 2% increase was due to:

•
An increase of $6.5 million in our higher-end integrated voice and data services revenue resulting from an increase of more than 2,000 T-1 lines and more than 200 trunk lines, coupled with an increase in the revenue generated per T-1 line, offset by:

•
A decrease in plain old telephone service ("POTS") revenue of $4.0 million, due to approximately 26,000 fewer billable lines in service during the six months ended June 30, 2004 versus the six months ended June 30, 2003;

•
A decrease in long-distance revenues of $0.5 million resulting from the termination of an unprofitable customer from our services in March 2003, decrease in average voice lines in service and lower per minute rates for new, higher volume customers;

•	A decrease of $1.2 million in switched access revenues primarily as a result of a reduction in rates. The final step-down of FCC mandated rates occurred in June 2004.

Cost of Operating Revenues. Cost of operating revenue (excluding depreciation and amortization which is stated separately) for the six months ended June 30, 2004 was $34.1 million as compared to $41.1 million for the six months ended June 30, 2003. The 17% or $7.0 million decrease was primarily due to:

•	A decrease in the cost of our POTS loops of $3.0 million resulting from fewer billable POTS lines in service in the six months ended June 30, 2004 compared with the six months ended June 30, 2003;
•
A decrease of $1.8 million in our long distance-related costs resulting from a decrease in the average rate per minute we pay our carriers to transport our customers’ long distance calls and the termination of an unprofitable customer in March 2003;

•	A decrease in our network transport facility costs of $2.5 million resulting from continuing efforts to eliminate underutilized circuits and replace higher cost circuits with lower cost circuits.

Selling, General and Administrative. For the six months ended June 30, 2004, selling, general and administrative expenses (excluding depreciation and amortization which is stated separately) totaled $35.8 million, a 12% or $4.9 million decrease from the $40.7 million for the six months ended June 30, 2003. The decrease is primarily due to:

•
A reduction in salary, wages and benefit related expense of $3.7 million. This reduction in salary, wages and benefit expense is a result of reduction in average headcount from 884 employees for the six months ended June 30, 2003 to 734 employees for the six months ended June 30, 2004, operating improvement initiatives and a comprehensive reshaping of our sales organization.

•
A $2.2 million reduction in bad debt expense as a result of higher credit standards for new customers and continued effective collection efforts. In addition, for the six months ended June 30, 2003, we reached resolution of several disputes with our switched access customers resulting in the need for higher bad debt expense in that period.

•	A $0.8 million increase in legal fees primarily due to an increase in merger and acquisition activity and rate disputes with Southwestern Bell Corporation.

Stock-based Compensation Expense. For both the six months ended June 30, 2004 and 2003, we recorded stock-based compensation of $0.1 million. Outstanding options at June 30, 2004 were granted subsequent to our emergence from bankruptcy and have been accounted for as fixed awards. The expense for the six months ended June 30, 2004 and 2003 relates to options granted with an exercise price below the market price of the stock on the date of grant.

Gain on Sale of Assets. Gain on sale of assets was $0.3 million and $0.1 million for the six months ended June 30, 2004 and 2003, respectively.

Depreciation and Amortization. For the six months ended June 30, 2004, depreciation and amortization was $7.8 million as compared to $8.3 million for the six months ended June 30, 2003. The decrease was a result of a reduction in the depreciable base of assets.

Interest Income. Interest income was $0.2 million and $0.1 million for the six months ended June 30, 2004 and 2003, respectively. Interest income is derived primarily from the investment of cash and cash equivalents and restricted cash and cash equivalents.

Interest Expense. Gross interest expense was $0.1 million for the six months ended June 30, 2004 and $0.3 million for the six months ended June 30, 2003. Interest expense includes commitment fees and interest paid relating to our line of credit and interest on capital lease commitments.

Other Expense. Other expense was $0.1 million for the six months ended June 30, 2004. Other expense relates to a favorable resolution of a pre-petition liability.

Loss on Discharge of Debt. Loss on discharge of debt was $0.1 million for the six months ended June 30, 2003. This is attributable to the repurchase of the remaining $2.1 million in carrying value of our 2004 Notes for $2.2 million in cash.

Loss before Discontinued Operations. As a result of the above, we incurred net losses before discontinued operations of $1.9 million for the six months ended June 30, 2004, and $15.9 million for the six months ended June 30, 2003.

Net Loss. As a result of the above, net loss was $1.7 million for the six months ended June 30, 2004 and $19.9 million for the six months ended June 30, 2003.

Discontinued Operations

As of June 30, 2004, we have recorded $2.0 million of receivables related to asset sales from discontinued markets, transition services and management agreements, and pending reimbursements for expenses paid on behalf of the buyers. These receivables have been included in other receivables in the consolidated balance sheets and the majority of the balance is being held in escrow. No reserve for these receivables has been established as we expect to collect all receivables related to our asset sales. We ceased providing transition services as of December 31, 2003. We anticipate collecting most of this receivable balance by December 31, 2004.

The operating revenues and expenses of our discontinued markets have been classified as discontinued operations under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for all periods presented. Net sales and operating losses relating to these discontinued markets are as follows for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Operating revenues	$1	$266	$3	$6,032
Operating expenses (income)	8	56	(181)	8,686
Loss (gain) on disposal of assets	—	197	(50)	1,314
(Loss) income from discontinued operations	$(7)	$13	$234	$(3,968)

For the six months ended June 30, 2004, we have recorded an additional $0.1 million gain on disposal of assets to account for an adjustment in the costs to sell the assets.

For the six months ended June 30, 2004, we recorded $0.2 million of operating income, primarily related to the resolution of certain disputes with several carriers. These dispute resolutions are reflected in (loss) income from discontinued operations in the consolidated statements of operations.

Application of Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying condensed notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Significant Accounting Policies" footnote in our notes to consolidated financial statements included in our Form 10-K for the year ended December 31, 2003. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates for us include: (i) revenue recognition on services, (ii) allowance for doubtful accounts, (iii) deferred income taxes, (iv) billing from network carriers, and (v) impairment of long-lived assets. For additional discussion of our critical accounting estimates, see our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2003.

Forward Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution the reader that certain statements contained in this report that state our and/or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. Management wishes to caution the reader that these forward-looking statements are not historical facts and are only estimates or predictions. Actual results, including projections with respect to our future operating performance, may differ materially from those projected as a result of risks and uncertainties including, but not limited to, sales growth, changes in federal or state telecommunications regulations, market acceptance of our product and service offerings, the liquidity of our common stock, our ability to secure adequate financing or equity capital to fund our operations and network expansion, our ability to manage growth and maintain a high level of customer service, the performance of our network and equipment, our ability to enter into strategic alliances or transactions, the cooperation of incumbent local exchange carriers in provisioning lines and interconnecting our equipment, regulatory approval processes, the effect of regulatory decisions on our access charges and operating costs, changes in technology, price competition and other market conditions and risks detailed from time to time in our filings with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use interest rate derivative instruments to manage our exposure to interest rate changes. The interest rate under our line of credit floats with the prime rate and therefore we do have exposure to interest rate changes as a result of our line of credit agreement. As of June 30, 2004, we did not have any outstanding borrowings under the line of credit.

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

(b)
Changes in internal control. There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no current litigation pending against us that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

We are also affected by regulatory proceedings, including the following:

California

On May 3, 2004, the administrative law judge and the commissioner assigned to the case proposed adopting new rates that Southwestern Bell Corporation ("SBC") California may charge us and other competitive local telephone companies for access to its network. The administrative law judge who presided over the proceeding known as the "UNE Reexamination" proposed rates increasing the cost of some network elements (e.g., 2-wire voice loops), while decreasing the cost of others (e.g., high-capacity digital loops). As we purchase both voice loops and high-capacity digital loops, the likely net effect will be to increase our costs in California going forward if the rates are adopted as proposed. However, if we continue our growth rate in sales of high-capacity digital loops, the net impact of the new rates will be reduced. The California Public Utilities Commission ("CPUC") action on the rate proposal, which is currently being revised as a result of errors found in calculating the rates, is expected shortly. The decision will likely be appealed and its effectiveness will likely be stayed pending the outcome of any appeals.

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

Illinois Decision

On May 9, 2004, the Illinois Commerce Commission issued its order regarding costs of loops in Illinois (known as the Total Element Long Run Incremental Cost "TELRIC" case). As a result of the decision, the rates at which competitive local telephone companies purchase loops would increase for some elements such as 2-wire voice loops and decrease for other elements such as high capacity digital loops. The likely net effect on us in the short term is expected to be an increase in costs in Illinois as our current installed base contains more voice loops than digital loops. However, if our current increases in growth of high capacity digital loops continues, the net impact of the new rates will be reduced. The decision will likely be appealed and its effectiveness will likely be stayed pending the outcome.

Triennial Review Order

In August 2003, the Federal Communications Commission ("FCC") released its Triennial Review Order in connection with the FCC’s review of unbundled network elements ("UNEs"). The incumbent carriers are required to sell to competitive carriers such as us at forward-looking or TELRIC rates, which reflect efficient costs plus a reasonable profit. Competitive carriers such as us may depend upon the ability to obtain access to these UNEs in order to provision services to their customers. The FCC ordered that it would de-regulate access to the incumbent carriers’ fiber/broadband network but would continue to require that incumbents provide access to their copper network and to digital signal level 1 ("DS-1") and digital signal level 3 ("DS-3") loops and transport. We primarily buy access to the incumbents’ copper network and to DS-1s/T-1s. Although the FCC found that competitive carriers are impaired without access to UNE loops and transport, the FCC provided state commissions with an analytical framework to determine impairment on a local basis.

District of Columbia Court of Appeals Decision

On March 2, 2004, the U.S. Court of Appeals for the District of Columbia Circuit issued its opinion in United States Telecom Associations v. FCC, No. 00-1012 (known as the "USTA II Decision") affirming the de-regulation of access to the incumbent carriers' broadband networks and vacating the FCC rules delegating authority to the states. The USTA II Decision was stayed until June 15, 2004. However, the regional Bell operating companies ("RBOCs") committed to the FCC to maintain the status quo until the end of 2004. In response to the USTA II Decision, the FCC has committed to developing new rules to comply with the USTA II Decision. The FCC is expected to release an order in August 2004 which would maintain the status quo for six months thereafter pending the issuance of new rules in connection with unbundling of network elements. Until the new rules are known, we cannot predict the effect this rulemaking will have on us in the future. If rules consistent with the USTA II Decision do go into effect, our ability to obtain access to certain UNEs may become more costly. Regardless of the outcome, we expect to be able to continue to purchase some network elements from competitive carriers at market rates (e.g., such as transport which is used to connect parts of our network). At present, it is not possible to predict how future rates will compare to the current TELRIC rates but it is possible that further changes to the rules could adversely affect our cost of doing business by increasing the cost of purchasing or leasing network facilities.

The FCC’s Triennial Review Order and the District of Columbia Circuit Court’s appellate review of the Triennial Review Order have had little negative impact upon us to date. The appellate decision affected the availability of certain UNEs (e.g. switching) upon which we do not rely. Since our traffic runs on switches and wire center equipment we own, we do not rely on incumbent local exchange carrier switching to provide service to our customers. Nevertheless, the de-regulation of access to the incumbent carriers’ broadband networks and vacation of the FCC rules delegating authority to the states may have a significant impact on telecommunications competition in the future. It is not possible to predict the extent of its future impact on us.

Item 5. Other Information

On May 20, 2004, our common stock was approved for listing on the American Stock Exchange (Amex) and started trading under the symbol "MPE".

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

On April 22, 2004, Andrew D. Lipman was appointed to serve on our board of directors. Mr. Lipman has been designated as a Class III director who will serve until the third annual meeting after November 12, 2003. Mr. Lipman is a partner and vice chairman of the Swidler Berlin Shereff Friedman law firm in Washington, D.C. We have retained that law firm for legal regulatory counsel in 2003 and 2004 and intend to do so in the future.

During the six months ended June 30, 2004, an additional 6,442,000 shares of common stock have been reserved for issuance pursuant to our 2002 Stock Option Plan II.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

3.1	Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on July 30, 2002. (1)
3.2	Amended and Restated Articles of Incorporation of Mpower Communications Corp. filed with the Secretary of State of the State of Nevada on July 30, 2002. (2)
3.3	Second Amended and Restated By-laws. (1)
3.4	Rights Agreement between Mpower Holding Corporation and Continental Stock Transfer & Trust Company as Rights Agent. (3)
3.5	Certificate of Designation for the Series A Preferred Stock. (4)
4.1	See the Second Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 and the Second Amended and Restated By-laws filed as Exhibit 3.3.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

(1)	Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on July 30, 2002.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (file No. 33339884-01) filed with the Commission on July 30, 2002.

(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-K (file No. 000-32941) filed with the Commission on July 16, 2003.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Commission on July 16, 2003.

(b) The registrant filed the following reports on Form 8-K during the quarter ended June 30, 2004:

(1)	On April 23, 2004, the Company filed Form 8-K to report on the Company’s application for the listing of its common stock on the American Stock Exchange.

(2)	On May 6, 2004, the Company filed Form 8-K to report on the Company’s results of operations for the fiscal quarter ended March 31, 2004.

(3)
On May 17, 2004, the Company filed Form 8-K to report on the approval of the Company’s common stock to be listed on the American Stock Exchange effective with the opening of the market on May 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPOWER HOLDING CORPORATION

Date:	August 6, 2004	/s/ Rolla P. Huff
Rolla P. Huff
Chief Executive Officer and Chairman of the Board

Date:	August 6, 2004	/s/ S. Gregory Clevenger
S. Gregory Clevenger
Executive Vice President - Chief Financial Officer

