Form 10-Q
period 2004-09-30
MPOWER HOLDING CORP
filed 2004-11-10
CIK 1117042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------- to ----------

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
YES ☒ NO ☐

The number of shares outstanding of the issuer's common stock, as of November 4, 2004:

Common stock (par value $0.001 per common share)....78,524,800 shares outstanding

MPOWER HOLDING CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

MPOWER HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$34,077	$29,307
Accounts receivable, less allowance for doubtful accounts of $1,767 and $2,292 at September 30, 2004 and December 31, 2003, respectively	10,399	14,076
Other receivables	1,685	5,039
Prepaid expenses and other current assets	2,388	4,579
Total current assets	48,549	53,001
Property and equipment, net	31,449	33,762
Long-term restricted cash and cash equivalents	9,492	9,537
Intangibles, net of accumulated amortization of $9,927 and $6,491 at September 30, 2004 and December 31, 2003, respectively	5,512	8,948
Other assets	4,233	3,781
Total assets	$99,235	$109,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of capital lease obligations	$—	$256
Accounts payable	12,450	15,752
Accrued sales tax payable	3,275	3,647
Accrued property taxes payable	1,804	2,818
Accrued bonus	1,381	2,388
Deferred revenue	4,903	4,696
Accrued other expenses	10,001	11,020
Total current liabilities	33,814	40,577
Long-term deferred revenue	1,909	2,211
Total liabilities	35,723	42,788
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 49,900,000 shares authorized but unissued at September 30, 2004 and December 31, 2003	—	—
Series A preferred stock, 100,000 shares authorized but unissued at September 30, 2004 and December 31, 2003	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 78,518,300 and 78,232,742 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	78	78
Additional paid-in capital	104,019	103,735
Accumulated deficit	(40,585)	(37,572)
Total stockholders’ equity	63,512	66,241
Total liabilities and stockholders’ equity	$99,235	$109,029

See accompanying condensed notes to unaudited interim consolidated financial statements.

MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues:
Telecommunication services	$37,593	$36,797	$113,242	$111,293
Operating expenses:
Cost of operating revenues (exclusive of depreciation and amortization shown separately below of $2,024 and $1,957 for the three months ended September 30, 2004 and 2003, respectively, and $5,926 and $5,645 for the nine months ended September 30, 2004 and 2003, respectively)	18,007	17,737	52,135	58,818
Selling, general and administrative (exclusive of depreciation and amortization shown separately below of $1,851 and $2,164 for the three months ended September 30, 2004 and 2003, respectively, and $5,729 and $6,763 for the nine months ended September 30, 2004 and 2003, respectively)	17,598	18,084	53,318	58,799
Agent selling expense - warrants	94	—	135	—
Stock-based compensation expense	13	43	91	134
Network optimization cost	—	(954)	—	(954)
Gain on sale of assets, net	(108)	(185)	(368)	(267)
Depreciation and amortization	3,875	4,121	11,655	12,408
	39,479	38,846	116,966	128,938
Loss from operations	(1,886)	(2,049)	(3,724)	(17,645)
Other income (expense):
Other expense	(11)	—	(106)	—
Interest income	104	40	269	136
Interest expense	(61)	(102)	(194)	(425)
Loss on discharge of debt	—	—	—	(102)
Loss from continuing operations	(1,854)	(2,111)	(3,755)	(18,036)
Discontinued operations:
Income (loss) from discontinued operations	508	922	742	(3,046)
Net loss	$(1,346)	$(1,189)	$(3,013)	$(21,082)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.02)	$(0.03)	$(0.05)	$(0.27)
Income (loss) from discontinued operations	—	0.01	0.01	(0.05)
Net loss	$(0.02)	$(0.02)	$(0.04)	$(0.32)
Basic and diluted weighted average common shares outstanding	78,476,418	65,762,792	78,405,511	65,261,595

See accompanying condensed notes to unaudited interim consolidated financial statements.

MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net loss	$(3,013)	$(21,082)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	91	134
Agent selling expense - warrants	135	—
Network optimization cost	—	(954)
Gain on sale of assets, net	(368)	(267)
Depreciation and amortization	11,655	12,408
Loss on discharge of debt	—	102
(Gain) loss on disposal of assets from discontinued operations	(50)	1,147
Amortization of deferred debt financing costs	—	98
Bad debt expense	1,053	4,457
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2,624	(4,841)
Decrease (increase) in other receivables	3,291	(5,063)
Decrease in prepaid expenses and other current assets	2,099	1,397
(Increase) decrease in other assets	(452)	6,155
Decrease in accounts payable	(3,811)	(3,513)
Decrease in accrued sales tax payable	(372)	(8)
(Decrease) increase in accrued other expenses	(3,995)	1,536
Net cash provided by (used in) operating activities	8,887	(8,294)
Cash flows from investing activities:
Purchase of property and equipment, net of payables	(4,504)	(4,746)
Proceeds from sale of assets from continuing operations	385	—
Proceeds from sale of assets from discontinued operations	63	17,761
Sale of restricted investments	137	3,866
Net cash (used in) provided by investing activities	(3,919)	16,881
Cash flows from financing activities:
Payments on capital lease obligations	(256)	(1,479)
Repurchase of senior notes	—	(2,154)
Borrowings under line of credit, net	—	3,725
Costs associated with line of credit	—	(131)
Proceeds from issuance of common stock	58	17,526
Costs associated with issuance of common stock	—	(218)
Net cash (used in) provided by financing activities	(198)	17,269
Net increase in cash and cash equivalents	4,770	25,856
Cash and cash equivalents at beginning of period	29,307	10,773
Cash and cash equivalents at end of period	$34,077	$36,629
Other Disclosures:
Cash paid for interest	$96	$465

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

The Company was one of the first competitive local telephone companies founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. The Company offers local and long distance voice services as well as high-speed Internet access by way of a variety of broadband product and service offerings. The Company’s services are offered through Communications primarily to small and medium-sized business customers in all of the Company’s markets and residential customers primarily in the Las Vegas market. The Company’s markets consist of Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois. As of September 30, 2004, the Company had more than 48,000 business customers and approximately 19,000 residential customers. The Company also bills a number of major local and long distance carriers for the costs of originating and terminating traffic on the Company’s network for the Company’s local service customers. The Company does not have any unbundled network element platform ("UNE-P") revenues.

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

The results of operations for the three and nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for other interim periods or for the year ending December 31, 2004.

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

Had compensation cost for the employee stock options been determined consistent with SFAS No. 123, the Company’s results from operations would approximate the following pro forma amounts for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per common share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,346)	$(1,189)	$(3,013)	$(21,082)
Add: Stock-based compensation expense included in reported net loss, net of related income tax effects	13	43	91	134
Deduct: Total stock-based compensation expense to be determined under a fair value based method for all awards, net of related income tax effects	(1,045)	(409)	(2,738)	(976)
Pro forma net loss	$(2,378)	$(1,555)	$(5,660)	$(21,924)
Basic and diluted net loss per common share, as reported	$(0.02)	$(0.02)	$(0.04)	$(0.32)
Basic and diluted net loss per common share, pro forma	$(0.03)	$(0.02)	$(0.07)	$(0.34)

(3) PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):
	September 30,	December 31,
	2004	2003
Buildings and property	$1,716	$1,716
Telecommunication and switching equipment	32,380	28,073
Leasehold improvements	6,857	6,689
Computer hardware and software	7,461	7,119
Office equipment and other	2,744	2,486
Assets held for future use	3,211	3,434
	54,369	49,517
Less accumulated depreciation and amortization	(24,524)	(16,425)
	29,845	33,092
Construction in progress	1,604	670
Net property and equipment	$31,449	$33,762

Depreciation expense for the three months ended September 30, 2004 and 2003 was $2.7 million and $3.0 million, respectively, and for the nine months ended September 30, 2004 and 2003, depreciation expense was $8.2 million and $9.0 million, respectively.

Assets held for future use are directly related to the recovery of switch and collocation equipment from markets cancelled or exited during 2002 and 2001 which are expected to be re-deployed throughout the Company's remaining operating markets.

(4) INTANGIBLE ASSETS

The Company accounts for its intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill and other separately recognized intangible assets with indefinite lives are no longer amortized, but are subject to at least an annual assessment for impairment through the application of a fair-value-based test. Intangible assets that do have finite lives will continue to be amortized over their estimated useful lives.

Intangible assets consist of the following (in thousands):
	September 30, 2004	December 31, 2003
Customer relationships	$13,745	$13,745
Less: accumulated amortization	(9,927)	(6,491)
	3,818	7,254
Tradename	1,694	1,694
Intangibles, net	$5,512	$8,948

Amortization expense related to customer relationships for the three months ended September 30, 2004 and 2003 was $1.1 million in each period, and for the nine months ended September 30, 2004 and 2003, amortization expense related to customer relationships was $3.4 million in each period. The tradename was determined to have an indefinite life and is not being amortized.

Estimated remaining amortization expense for each of the next two years ending December 31, consists of the following (in thousands):
2004	$1,146
2005	2,672
$3,818

(5) LINE OF CREDIT

The Company’s agreement with a lending institution provides the Company with a revolving line of credit facility of up to $7.5 million, secured by certain customer accounts receivable. The agreement expires on January 24, 2006. This credit facility bears an interest rate equal to the prime lending rate plus two percent (2%) per annum. At September 30, 2004, the Company had $7.5 million in availability under this agreement. Interest expense related to the line of credit was $0.1 million and $0.2 million for the three and nine months ended September 30, 2004, respectively. The Company currently has no outstanding balance on this revolving line of credit.

(6) NETWORK OPTIMIZATION COST

The following table reflects activity in accrued network optimization cost during 2004 (in thousands):

	Liability at December 31, 2003	Network Optimization Cost	Cash Paid/Asset Disposals	Liability at September 30, 2004
Other exit costs	$243	$—	$(10)	$233

At September 30, 2004, the remaining balance of accrued network optimization cost primarily represents remaining lease commitments and has been included as a component of accrued other expenses in the consolidated balance sheet.

(7) COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into purchase agreements with its vendors. As of September 30, 2004, the Company had total unfulfilled commitments with vendors of $1.3 million. The Company also has various agreements with certain carriers for transport, long distance and other network services. At September 30, 2004, the Company’s minimum commitment under these agreements is $15.6 million, which expire through March 2009.

As provided in the asset sale agreements for the discontinued markets, the purchasers of these assets assumed the liabilities associated with the markets acquired. However, the Company remains contingently liable for several of the obligations in these markets. The Company is guarantor of future lease obligations with expirations through 2015. The guarantees arose from the assignment of leases resulting from the asset sales. The Company is fully liable for all obligations under the terms of the leases in the event that the assignee fails to pay any sums due under the lease. The remaining maximum potential amount of future payments the Company could be required to make under the guarantees is $10.2 million. To date, no claims have been made against the Company to pay any of these obligations.

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

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. Management believes there is no current litigation pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

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

A warrant program was adopted by the Company's board of directors on January 27, 2004. The intent of the warrant program is to make available to independent sales agents hired by the Company warrants to purchase shares of the Company’s common stock, with the number of warrants to be granted based on the increase in baseline sales performance achieved by these independent sales agents. During the three and nine months ended September 30, 2004, the Company issued warrants to purchase 182,162 and 214,852 common shares, respectively, through this program. For the three and nine months ended September 30, 2004, $0.1 million of agent selling expense was recognized in each period as a result of the issuance of these warrants. The amount of expense recognized was determined using the Black-Scholes method to calculate fair market value, with the following assumptions: dividend yield of 0%; expected warrant life of 3 years; risk free interest rate ranging from 2.83% to 3.26% and an expected volatility ranging from 57% to 63%.

(9) DISCONTINUED OPERATIONS

As of September 30, 2004, the Company has recorded $1.7 million of receivables related to asset sales from discontinued markets, transition services and management agreements and pending reimbursements for expenses paid on behalf of the buyers. These receivables have been included in other receivables in the consolidated balance sheets and the majority of the balance owed is being held in escrow by a third party escrow agent. No reserve for these receivables has been established as the Company expects to collect all receivables related to its asset sales. The Company ceased providing transition services as of December 31, 2003. The Company anticipates collecting most of this receivable balance by December 31, 2004.

The operating revenues and expenses of the Company’s discontinued markets have been classified as discontinued operations under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for all periods presented. Net sales and operating losses related to these discontinued markets are as follows for the three and nine months ended September 30, 2004 and 2003 (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Operating revenues	$—	$(7)	$3	$6,025
Operating (income) expenses	(508)	(762)	(689)	7,924
(Gain) loss on disposal of assets	—	(167)	(50)	1,147
Income (loss) from discontinued operations	$508	$922	$742	$(3,046)

For the nine months ended September 30, 2004, the Company recorded an additional $0.1 million gain on disposal of assets to account for an adjustment in the costs to sell the assets.

For the three and nine months ended September 30, 2004, the Company recorded $0.5 million and $0.7 million, respectively, of operating income from discontinued operations, primarily related to the reversal of sales and property tax liabilities resulting from the resolution of tax audits and ongoing estimates of audit exposure in other states, as well as the resolution of certain disputes with several carriers. These amounts are reflected in income (loss) from discontinued operations in the consolidated statements of operations.

(10) LOSS PER COMMON SHARE

SFAS No. 128, "Earnings Per Share," requires the Company to calculate its loss per common share based on basic and diluted loss per common share, as defined. Basic and diluted income (loss) per common share for the three and nine months ended September 30, 2004 and 2003 were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Potential common shares related to stock options and warrants amounted to 21,728,256 and 13,259,237 at September 30, 2004 and 2003, respectively, and were not included in the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive.

(11) SUBSEQUENT EVENT

On October 22, 2004, the Company entered into a definitive agreement to acquire Denver-based ICG Communications Inc.’s ("ICG") communications services business, including its customer base and certain network assets in California.

Under the terms of the agreement, the Company will acquire ICG’s retail and wholesale customers in California; a 1,412 route mile state-wide fiber ring connecting San Jose, San Francisco, Oakland, Sacramento, Stockton, Fresno, Bakersfield, San Diego, Anaheim and Los Angeles; and 915 route miles of metropolitan fiber rings in San Jose, San Francisco, Oakland, Sacramento, San Diego and Los Angeles which connect 128 commercial buildings and 33 collocations ("ICG California").

The Company will purchase ICG California for (i) $13.5 million in the form of 10,740,030 shares of the Company’s common stock, (ii) warrants to purchase another 2.0 million shares of the Company’s common stock and (iii) assume certain of ICG's capitalized leases in California, including long-term leases for ICG California's fiber network. ICG, a privately-held company recently acquired by Columbia Capital and M/C Venture Partners, will receive one seat on the Company’s Board of Directors as a result of this transaction. The Company assumed management control of the customer base and network assets upon signing the definitive agreement. Subject to regulatory approval, the Company expects to close the acquisition by December 31, 2004.

In connection with the acquisition, the Company also announced that telecom investment funds, Columbia Capital and M/C Venture Partners, through their ownership of ICG, will invest $2.5 million in cash for an additional 1,988,894 shares of the Company’s common stock. The investment will be made within 30 days of the closing of the acquisition.

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

Executive Summary - an executive review of our performance for the three months ended September 30, 2004.

Company Overview - a general description of our business, the services we offer and the markets we serve.

Liquidity and Capital Resources - an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of balance sheet and cash flow items affecting liquidity.

Results from Continuing Operations - an analysis of our results of operations for the three and nine months ended September 30, 2004 and 2003, including a review of the material items and known trends and uncertainties.

Discontinued Operations - an analysis of our discontinued operations for the three and nine months ended September 30, 2004.

Application of Critical Accounting Estimates - an overview of accounting policies that require critical judgments and estimates.

Forward Looking Statements - cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations on projections.

Executive Summary

We are pleased with the ongoing positive trend in core customer revenue growth as we continue to shift business to higher margin T1-based services. T1 loops in service in the third quarter were up 13% over the prior quarter and increased 52% over the prior year quarter. The growth in our current business combined with the all-data revenue stream and extensive California statewide SONET-based fiber network we are acquiring from ICG Communications Inc. ("ICG"), should further accelerate our growth. Highlights from the quarter include:

•
We ended the quarter with $34.1 million of unrestricted cash, about $1.7 million higher than as of June 30, 2004. We spent $2.5 million of cash (net of payables) for the purchase of property and equipment in the quarter ended September 30, 2004, mostly for continued improvements in our network and operating support system. We continue to have a $7.5 million receivable-based line of credit available to us. This line remained unused during the third quarter 2004 and continues to have no outstanding balance. We continue to be free of long-term debt.

•	On October 22, 2004, we announced our acquisition of ICG's communications business in California ("ICG California").

•
Combining our core customer and switched access revenue streams, our total revenue from continuing operations for the quarter ended September 30, 2004, was $37.6 million dollars, 2% higher than the same quarter last year.

•	Our core customer revenue for the quarter was $34.4 million dollars, an increase of 5% versus the third quarter of last year.

•
Switched access revenue in this quarter was $3.2 million, a decrease of 21% from the third quarter of last year. This quarter we recognized the full impact of the final federally mandated step-down in switched access rates and an adjustment to revenues as a result of a billing dispute with one of the carriers with whom we compete. We are vigorously contesting the carrier’s position in this dispute.

•
T1 loops in service increased over 52% from the third quarter 2003. This increase is important given the recent Illinois and California loop pricing decisions. These decisions resulted in significantly lower T1 loop costs. T1’s are an important part of our revenue growth and with reductions in the costs of these loops we anticipate improved gross margins for these products.

•	We improved average monthly business line retention to slightly above 98.5% for the third quarter, an improvement over the prior quarter.

11

•
There continues to be regulatory uncertainty, especially in California. The California Public Utility Commission is allowing PacBell (an operating subsidiary of Southwestern Bell Corporation) to make cost changes retroactive to April 2002 and they have asked PacBell to propose a framework for collecting the retroactive rates without jeopardizing the financial health of most competitors in California. We may be required to pay up to $2.7 million to PacBell for this retroactive loop rate increase. Given the totality of our disputes with PacBell, the uncertainty of any ultimate outcome, and our normal dispute reserve process for carrier billings, we believe we have adequately reserved for the net outcome of this issue.

•
Selling, general and administrative expenses from continuing operations, excluding depreciation and amortization, were reduced to $17.6 million in the third quarter of 2004, a 3% improvement from the third quarter of 2003, primarily due to reductions in property tax liabilities and bad debt allowances.

We are excited about the acquisition of ICG California that we announced on October 22, 2004. We expect that, this acquisition, when completed and integrated, will transform our business.

•	Our facilities-based network is complimented with a statewide fiber ring that reaches the major markets in California.

•	The fiber network reaches into major California cities with metropolitan fiber rings that connect to 33 collocations and 128 commercial buildings.

•	Private line and Hosted IP Centrex products are immediately added to our robust product portfolio.

•	The acquisition will allow us to become a wholesale provider to many of the leading inter-exchange companies, adding more traffic to our network and creating additional revenue opportunities.

•	We reduce our dependency on the availability of transport solutions and pricing from incumbent local exchange carriers ("ILEC") that may change with the shifting regulatory environment.

•	It extends our product set in Voice over IP based integrated services.

•
In connection with the acquisition, we also announced that telecom investment funds Columbia Capital and M/C Venture Partners, through their ownership of ICG, will invest $2.5 million in cash for 1,988,894 shares of our common stock, within 30 days of the closing of the acquisition.

Through a management agreement with ICG, we have been provided exclusive control over the management and operations of the ICG California customer base and network assets as of October 22, 2004. Subject to regulatory approval, we expect to close the acquisition before the end of 2004.

We continue to be enthusiastic about the value creation opportunities that can come from industry consolidation, and continue to look for opportunities to be a leader in future consolidation. We are not going to engage in a strategic transaction unless we believe that the price we pay and the form of payment will create value for our shareholders.

Company Overview

We were one of the first competitive local telephone companies founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. Today, we offer local and long distance voice services as well as high-speed Internet access by way of a variety of broadband product and service offerings. Our services are offered primarily to small and medium-sized business customers in all of our markets and residential customers primarily in the Las Vegas market. All of our services are offered through our wholly-owned subsidiary, Mpower Communications Corp. ("Communications"). Our markets consist of Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois.

As a facilities-based provider, we own and control a substantial amount of our network infrastructure, which has been placed within various ILEC central office collocation sites. This network reaches across 295 central office collocation sites. These facilities-based collocation sites are referred to as "on-network." In April 2004, we began selling T1 services to customers using ILEC facilities and equipment that are connected to our on-network collocation sites by way of network transport circuits. We refer to these facilities-based services as "off-network." Having off-network facilities increases our number of potential customers. Combined we have approximately 268,000 billable lines in service. The services we provide for these billable lines are how we generate our revenue. As of October 2004, we have 734 employees. We have established working relationships with Verizon, Sprint, and Southwestern Bell Corporation (including its operating subsidiaries PacBell and Ameritech, collectively referred to as "SBC").

Our business is to deliver integrated voice and broadband data solutions. Our emphasis is on providing small and medium-sized business customers with a full suite of communications services and features, integrated on one bill, with the convenience of a single source provider. As of October 2004, we have more than 48,000 business customers, providing local voice telephone service and broadband Internet by way of SDSL and T1. By using our existing equipment and interconnection agreements with incumbent carriers and network capabilities, we are able to offer fully integrated and channelized voice and data product and service offerings over a T1 connection. In order to serve the largest portion of our target audience, our combined voice and data network allows us to deliver services in several combinations over the most favorable technology: basic phone service on the traditional phone network, SDSL service, integrated T1 voice and data service, or data-only T1 connectivity.

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

•
The planned investment of $2.5 million of cash from Columbia Capital and M/C Venture Partners, through their ownership of ICG, in exchange for 1,988,894 shares of our common stock. This cash will be received within 30 days of closing the ICG California acquisition. Closing is anticipated to occur before the end of 2004;

•	Continuing to have available a $7.5 million funding facility secured by certain customer accounts receivables;

•	Seeking additional equity or other debt financing on terms acceptable to us;

•
In addition to the definitive agreement signed on October 22, 2004 to purchase ICG California, continuing to pursue discussions with companies who may be interested in acquiring our assets or business, in whole or in part, and discussions with companies who may be interested in selling their assets or business, in whole or in part, to us;

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

As of September 30, 2004, we had $34.1 million in unrestricted cash and cash equivalents. We believe that our cash balances, when combined with cash generated by our operations in 2004 and the effect of the above initiatives that are the basis for our on-going business model, will generate enough liquidity to fully fund our business on a continuing basis. Based on our current business plan, we do not expect to draw from our $7.5 million line of credit during the remainder of 2004.

Developing and maintaining our network and business has required and will continue to require us to incur capital expenditures. Cash outlays for the purchase of property and equipment for the three months ended September 30, 2004 were $2.5 million and $4.5 million for the nine months ended September 30, 2004, which is exclusive of capitalized labor of $0.3 million for the three months ended September 30, 2004 and $0.9 million for the nine months ended September 30, 2004. Our planned capital expenditures during 2004 are expected to total approximately $9.5 million, which includes $1.2 million of capitalized labor. These estimates do not include any capital expenditures that will be required to integrate the customer base and assets acquired from ICG. We expect that funding for these expenditures will be from cash on hand as well as cash generated from operations. Our capital expenditures will focus on the augmentation of our operating support system and our network to add new product and service offerings and customers and to improve the cost efficiency of our network, as we have completed the build-out of the footprint of our network in the markets in which we operate.

Including the planned capital expenditures discussed above, we expect to incur transition costs of $7.0 million to $8.0 million over the next 9 to 12 months related to the integration of the ICG California assets. We intend to assume certain of ICG's capitalized leases in California, including its long-term leases for its fiber network.

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

Cash Flow Discussion

In summary, our cash flows for the nine months ended September 30, 2004, were as follows (in thousands):
Nine Months Ended September 30, 2004
Net cash provided by operating activities	$8,887
Net cash used in investing activities	$(3,919)
Net cash used in financing activities	$(198)

The rate at which we have been using cash for operations over the past twelve months has been significantly reduced and for the nine months ended September 30, 2004, we generated positive cash from operating activities. This is primarily a result of improved operating results, collecting receivables from discontinued operations related to transition services and reimbursements of expenses paid on behalf of the buyers and effective management of accounts payable and accounts receivable.

We anticipate the net cash impact of the ICG California acquisition to be approximately zero in the quarter ending December 31, 2004. In 2005, when considering our cash generated from operations, our planned capital expenditure spending, and the $7.0 to $8.0 million of transition expenses related to the ICG California acquisition, we expect to have approximately $31.0 million of cash by the end of 2005, assuming no material changes in working capital.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents: At September 30, 2004, cash and cash equivalents were $34.1 million. Long-term restricted cash and cash equivalents amounted to $9.5 million as of September 30, 2004. This restricted cash primarily represents commitments we made to pay severance payments to employees and to fund the future purchase, if needed, of run-off directors and officers insurance. During the nine months ended September 30, 2004, we paid out $0.2 million related to severance obligations.

Cash Flows from Operating and Investing Activities

Our working capital (current assets less current liabilities) as of September 30, 2004 was $14.7 million. This 3% decrease from June 30, 2004 is primarily a result of an increase in accounts payable offset by a reduction of accrued sales and property taxes payable.

Several factors will have an important influence on our operating cash flow over the next several quarters. First, with the June 22, 2004 step down in switched access rates, we anticipate our switched access revenue to be lower in subsequent periods, trending towards 9% to 10% of our total revenue. In addition, we anticipate adding more quota bearing account managers and the related expense. Offsetting the lower switched access revenue and the higher operating expense of the additional account managers, we anticipate continued growth in our core customer revenue. We anticipate the net effect of these actions on liquidity to be a relatively neutral effect.

Our cash flows from operating and investing activities are summarized as follows (in thousands):
	Nine Months Ended September 30,
	2004	2003
Net cash provided by (used in) operating activities	$8,887	$(8,294)

Cash flows from investing activities:
Purchases of property and equipment, net of payables	$(4,504)	$(4,746)
Proceeds from sale of assets from continuing operations	385	—
Proceeds from sale of assets from discontinued operations	63	17,761
Sale of restricted investments	137	3,866
Net cash (used in) provided by investing activities	$(3,919)	$16,881

Operating Activities: We were provided with $8.9 million in cash from operations during the nine months ended September 30, 2004, resulting in a 207% improvement over the $8.3 million of cash used in operating activities for the nine months ended September 30, 2003. The key component of this improvement was a 10% decrease in operating expenses and the elimination of substantially all of the operating expenses from discontinued operations.

Investing Activities: For the nine months ended September 30, 2004, we used $3.9 million in cash for investing activities. The cash used in 2004 primarily represents the purchase of property and equipment partially offset by cash received from the sale of certain assets and the sale of restricted investments. For the nine months ended September 30, 2003, we were provided with $16.9 million of cash from investing activities, primarily the result of the sale of our discontinued markets.

Cash Flows from Financing Activities
	Nine Months Ended September 30,
	2004	2003
Cash flows from financing activities:
Payments on capital lease obligations	$(256)	$(1,479)
Repurchase of senior notes	—	(2,154)
Borrowings under line of credit, net	—	3,725
Costs associated with line of credit	—	(131)
Proceeds from issuance of common stock	58	17,526
Costs associated with issuance of common stock	—	(218)
Net cash (used in) provided by financing activities	$(198)	$17,269

Financing Activities: For the nine months ended September 30, 2004, we used $0.2 million of cash for financing activities. The cash used in 2004 primarily represents payments on capital lease obligations. We currently have no long-term debt and have no outstanding balances on our revolving line of credit.

Commitments and Contingencies

In the ordinary course of business, we enter into purchase agreements with our vendors. As of September 30, 2004, we had total unfulfilled commitments with vendors of $1.3 million. We also have various agreements with certain carriers for transport, long distance and other network services. At September 30, 2004, our minimum commitment under these agreements is $15.6 million, which expire through March 2009.

As provided in the agreements we entered into to sell the assets of our discontinued markets in 2003, the purchasers of these assets assumed the liabilities associated with the markets acquired. However, we remain contingently liable for several of the obligations in these markets. We are guarantor of future lease obligations with expirations through 2015. The guarantees arose from the assignment of leases associated with the asset sales. We are fully liable for all obligations under the terms of the leases in the event that the assignee fails to pay any sums due under the lease. The remaining maximum potential amount of future payments we could be required to make under the guarantees is $10.2 million. To date, no claims have been made against us to pay any of these obligations.

Results from Continuing Operations

Quarterly Comparison - September 30, 2004 vs. September 30, 2003

Results from discontinued operations have been excluded from this comparison.

Operating Revenues. The following table summarizes revenue from continuing operations (in millions):

Revenue from Continuing Operations:	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
Core customer trade revenue	$34.4	91%	$32.7	89%
Switched access revenue	3.2	9%	4.1	11%
Total	$37.6	100%	$36.8	100%

Revenue for the quarter ended September 30, 2004 was $37.6 million as compared to $36.8 million for the quarter ended September 30, 2003. The 2% increase was due to:
•
An increase of $3.3 million in our higher-end integrated voice and data services revenue resulting from an increase of more than 1,700 T1 lines and approximately 350 trunk lines since September 30, 2003, coupled with an increase in the revenue generated per T1 line, offset by:

•
A decrease in plain old telephone service ("POTS") revenue of $1.6 million, due to approximately 16,000 fewer POTS billable lines in service during the quarter ended September 30, 2004 versus the quarter ended September 30, 2003;

•
A decrease of $0.9 million in switched access revenues primarily as a result of the final step-down of FCC mandated rates that occurred in June 2004 and a billing dispute with one of the carriers with whom we compete. The billing dispute resulted in $0.5 million reduction in switched access revenues in the quarter ended September 30, 2004. We expect switched access revenue to continue to represent 9% to 10% of our total revenue in future periods.

Cost of Operating Revenues. Cost of operating revenue (excluding depreciation and amortization which is stated separately) for the quarter ended September 30, 2004 was $18.0 million as compared to $17.7 million for the quarter ended September 30, 2003. The 2% or $0.3 million increase was primarily due to:
•	An increase in our customer T1 and trunk expense of $0.7 million resulting from revenue growth in these two products;
•	An increase of $0.4 million related to the increase in cost of DS-0 loops charged by SBC in Chicago;
•	An increase in cost of $0.3 million in our usage based charges from our carriers, offset by;
•	A decrease in our network transport facility costs of $1.1 million resulting from continuing efforts to eliminate underutilized circuits and replace higher cost circuits with lower cost circuits.

Selling, General and Administrative. For the quarter ended September 30, 2004, selling, general and administrative expenses (excluding depreciation and amortization which is stated separately) totaled $17.6 million, a 3% or $0.5 million decrease from the $18.1 million for the quarter ended September 30, 2003. The decrease is primarily due to:
•
A $1.0 million reduction in property tax related expense primarily due to the reversal of accrued property tax payables resulting from the resolution of property tax audits in California and ongoing adjustments in estimated audit exposure in other states.

•
A $0.5 million reduction in bad debt expense as a result of higher credit standards for new customers and continued effective collection efforts. For the quarter ended September 30, 2003, we reached resolution of several disputes with our switched access customers resulting in the need for higher bad debt expense in that quarter.

•
Partially offset by a $0.4 million increase in agent commissions as a result of significant revenue growth within the independent agent channel and a $0.4 million increase in professional fees related to general corporate matters.

Agent Selling Expense - Warrants. For the quarter ended September 30, 2004, we recognized $0.1 million of expense attributable to the fair value of warrants issued to our sales agents, under our sales agent agreements.

Stock-based Compensation Expense. We recorded a minimal amount of stock-based compensation for each of the quarters ended September 30, 2004 and 2003. Outstanding options at September 30, 2004 were granted subsequent to our emergence from bankruptcy and have been accounted for as fixed awards. The expense for the quarter ended September 30, 2004 and 2003 relates to options granted with an exercise price below the market price of the stock on the date of grant.

Network Optimization Cost. For the quarter ended September 30, 2003, we recognized a $1.0 million reduction to our previously recognized network optimization costs primarily resulting from a final settlement with one of our network carriers.

Gain on Sale of Assets. Gain on sale of assets was $0.1 million and $0.2 million for the quarters ended September 30, 2004 and 2003, respectively.

Depreciation and Amortization. For the quarter ended September 30, 2004, depreciation and amortization was $3.9 million as compared to $4.1 million for the quarter ended September 30, 2003.

Other Expense. We recorded a minimal amount of other expense for the quarter ended September 30, 2004.

Interest Income. Interest income was $0.1 million for the quarter ended September 30, 2004, and minimal for the quarter ended September 30, 2003. Interest income is derived primarily from the investment of cash and cash equivalents and restricted cash and cash equivalents.

Interest Expense. Gross interest expense was $0.1 million for each of the quarters ended September 30, 2004 and 2003. Interest expense includes commitment fees and interest paid relating to our line of credit and interest on capital lease commitments.

Loss from Continuing Operations. As a result of the above, we incurred net losses from continuing operations of $1.9 million for the quarter ended September 30, 2004, and $2.1 million for the quarter ended September 30, 2003.

Net Loss. As a result of the above and income from discontinued operations, net loss was $1.3 million for the quarter ended September 30, 2004 and $1.2 million for the quarter ended September 30, 2003.

Nine Month Period Ended Comparison - September 30, 2004 vs. September 30, 2003

Results from discontinued operations have been excluded from this comparison.

Operating Revenues. The following table summarizes revenue from continuing operations (in millions):

Revenue from Continuing Operations:	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
Core customer trade revenue	$100.7	89%	$96.9	87%
Switched access revenue	12.5	11%	14.4	13%
Total	$113.2	100%	$111.3	100%

Revenue for the nine months ended September 30, 2004 was $113.2 million as compared to $111.3 million for the nine months ended September 30, 2003. The 2% increase was primarily due to:
•
An increase of $9.8 million in our higher-end integrated voice and data services revenue resulting from an increase of more than 1,700 T1 lines and more than 250 trunk lines since September 30, 2003, coupled with an increase in the revenue generated per T1 line, offset by;

•
A decrease in plain old telephone service ("POTS") revenue of $5.5 million, due to approximately 23,000 fewer billable lines in service during the nine months ended September 30, 2004 versus the nine months ended September 30, 2003;

•	A decrease of $1.9 million in switched access revenues primarily as a result of a reduction in rates and a billing dispute with a LEC. The final step-down of FCC mandated rates occurred in June 2004.

Cost of Operating Revenues. Cost of operating revenue (excluding depreciation and amortization which is stated separately) for the nine months ended September 30, 2004 was $52.1 million as compared to $58.8 million for the nine months ended September 30, 2003. The 11% or $6.7 million decrease was primarily due to:
•
A decrease in the cost of our POTS loops of $2.9 million resulting from fewer billable POTS lines in service in the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003;

•
A decrease of $2.0 million in our long distance-related costs resulting from a decrease in the average rate per minute we pay our carriers to transport our customers’ long distance calls and the termination of an unprofitable customer in March 2003;

•
A decrease in our network transport facility costs of $3.6 million resulting from continuing efforts to eliminate underutilized circuits and replace higher cost circuits with lower cost circuits, offset by;

•	An increase in our customer T1 and trunk expense of $2.1 million resulting from revenue growth in these two products.

Selling, General and Administrative. For the nine months ended September 30, 2004, selling, general and administrative expenses (excluding depreciation and amortization which is stated separately) totaled $53.3 million, a 9% or $5.5 million decrease from the $58.8 million for the nine months ended September 30, 2003. The decrease is primarily due to:
•
A reduction in salary, wages and benefit related expense of $2.8 million. This decrease primarily results from severance obligations incurred during the nine months ended September 30, 2003 and reduced commission expense, as a result of a comprehensive reshaping of our sales organization.

•
A $2.8 million reduction in bad debt expense as a result of higher credit standards for new customers and continued effective collection efforts. For the nine months ended September 30, 2003, we reached resolution of several disputes with our switched access customers resulting in the need for higher bad debt expense in that period.

•
A $1.5 million reduction in property tax related expense primarily due to the reversal of accrued property tax payables resulting from the resolution of property tax audits in California and ongoing adjustments in estimated audit exposure in other states.

•	Partially offset by a $1.4 million increase in equipment related expense due to a favorable settlement with a vendor during the nine months ended September 30, 2003.

Agent Selling Expense - Warrants. For the nine months ended September 30, 2004, we recognized $0.1 million of expense attributable to the fair value of warrants issued to our sales agents, under our sales agent agreements.

Stock-based Compensation Expense. For both the nine months ended September 30, 2004 and 2003, we recorded stock-based compensation of $0.1 million. Outstanding options at September 30, 2004 were granted subsequent to our emergence from bankruptcy and have been accounted for as fixed awards. The expense for the nine months ended September 30, 2004 and 2003 relates to options granted with an exercise price below the market price of the stock on the date of grant.

Network Optimization Cost. For the nine months ended September 30, 2003, we recognized a $1.0 million reduction to our previously recognized network optimization costs primarily resulting from a final settlement with one of our network carriers.

Gain on Sale of Assets. Gain on sale of assets was $0.4 million and $0.3 million for the nine months ended September 30, 2004 and 2003, respectively.

Depreciation and Amortization. For the nine months ended September 30, 2004, depreciation and amortization was $11.7 million as compared to $12.4 million for the nine months ended September 30, 2003. The decrease was a result of a reduction in the depreciable base of assets.

Other Expense. Other expense was $0.1 million for the nine months ended September 30, 2004. Other expense primarily represents the resolution of a pre-petition liability.

Interest Income. Interest income was $0.3 million and $0.1 million for the nine months ended September 30, 2004 and 2003, respectively. Interest income is derived primarily from the investment of cash and cash equivalents and restricted cash and cash equivalents.

Interest Expense. Gross interest expense was $0.2 million for the nine months ended September 30, 2004 and $0.4 million for the nine months ended September 30, 2003. Interest expense includes commitment fees and interest paid relating to our line of credit and interest on capital lease commitments.

Loss on Discharge of Debt. Loss on discharge of debt was $0.1 million for the nine months ended September 30, 2003. This is attributable to the repurchase of the remaining $2.1 million in carrying value of our 2004 Notes for $2.2 million in cash.

Loss from Continuing Operations. As a result of the above, we incurred net losses from continuing operations of $3.8 million for the nine months ended September 30, 2004, and $18.0 million for the nine months ended September 30, 2003.

Net Loss. As a result of the above and income (loss) from discontinued operations, net loss was $3.0 million for the nine months ended September 30, 2004 and $21.1 million for the nine months ended September 30, 2003.

Discontinued Operations

As of September 30, 2004, we have recorded $1.7 million of receivables related to asset sales from discontinued markets, transition services and management agreements and pending reimbursements for expenses paid on behalf of the buyers. These receivables have been included in other receivables in the consolidated balance sheets and the majority of the balance owed is being held in escrow by a third party escrow agent. No reserve for these receivables has been established as we expect to collect all receivables related to our asset sales. We ceased providing transition services as of December 31, 2003. We anticipate collecting most of this receivable balance by December 31, 2004.

The operating revenues and expenses of our discontinued markets have been classified as discontinued operations under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for all periods presented. Net sales and operating losses related to these discontinued markets are as follows for the three and nine months ended September 30, 2004 and 2003 (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Operating revenues	$—	$(7)	$3	$6,025
Operating (income) expenses	(508)	(762)	(689)	7,924
(Gain) loss on disposal of assets	—	(167)	(50)	1,147
Income (loss) from discontinued operations	$508	$922	$742	$(3,046)

For the nine months ended September 30, 2004, we have recorded an additional $0.1 million gain on disposal of assets to account for an adjustment in the costs to sell the assets.

For the three and nine months ended September 30, 2004, we recorded $0.5 million and $0.7 million, respectively, of operating income from discontinued operations, primarily related to the reversal of sales and property tax liabilities resulting from the resolution of tax audits and ongoing estimates of audit exposure in other states, as well as the resolution of certain disputes with several carriers. These amounts are reflected in income (loss) from discontinued operations in the consolidated statements of operations.

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

Forward Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution the reader that certain statements contained in this report that state our intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We wish to caution the reader that these forward-looking statements are not historical facts and are only estimates or predictions. Actual results, including projections with respect to our future operating performance, may differ materially from those projected as a result of risks and uncertainties including, but not limited to, our ability to retain ICG California customers and increase revenues from the acquired ICG California business, our ability to effectively integrate the ICG California business into our operations, unexpected costs of integrating the ICG California business into our operations, future sales growth, changes in federal or state telecommunications regulations, market acceptance of our product and service offerings, the liquidity of our common stock, our ability to secure adequate financing or equity capital to fund our operations and network expansion, our ability to manage growth and maintain a high level of customer service, the performance of our network and equipment, our ability to enter into strategic alliances or transactions, the cooperation of incumbent local exchange carriers in provisioning lines and interconnecting our equipment, regulatory approval processes, the effect of regulatory decisions on our access charges and operating costs, changes in technology, price competition and other market conditions and risks detailed from time to time in our filings with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use interest rate derivative instruments to manage our exposure to interest rate changes. The interest rate under our line of credit floats with the prime rate and therefore we do have exposure to interest rate changes as a result of our line of credit agreement. As of September 30, 2004, we did not have any outstanding borrowings under the line of credit.

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

(b)
Changes in internal control. There were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are also affected by regulatory proceedings, including the following:

California

On September 23, 2004, the California Public Utilities Commission ("CPUC") adopted new rates that Southwestern Bell Corporation ("SBC") California may charge us and other competitive local telephone companies for access to its network. The CPUC decision in the proceeding known as the "UNE Reexamination" increased the cost of some network elements (e.g., 2-wire voice loops) and, decreased the cost of others (e.g., high-capacity digital loops). Although we purchase both voice loops and high-capacity digital loops, the likely net effect will be to increase our costs in California going forward. However, if we continue our growth rate in sales of high-capacity digital loops, the net impact of the new rates will be reduced. The CPUC rates are subject to downward revision as a result of a decision issued July 14, 2004, by the Ninth Circuit Court of Appeals.

In addition, the CPUC will require a retroactive true up of rates dating back to May 2002, which will result in a net payment due from us to SBC California. The scope of the true up will be determined by the CPUC in a docket scheduled to be completed in the first quarter of 2005. We do not believe that the revised rates or the retroactive true up will have a material adverse effect on our business, financial condition or results of operations.

Illinois Decision

On May 9, 2004, the Illinois Commerce Commission issued its order regarding costs of loops in Illinois (known as the Total Element Long Run Incremental Cost "TELRIC" case). As a result of the decision, the rates at which competitive local telephone companies purchase loops would increase for some elements such as 2-wire voice loops and decrease for other elements such as high capacity digital loops. The likely net effect on us in the short term is expected to be an increase in costs in Illinois as our current installed base contains more voice loops than digital loops. However, if our current increases in growth of high capacity digital loops continues, the net impact of the new rates will be reduced. The decision will likely be challenged.

Triennial Review Order

In August 2003, the Federal Communications Commission ("FCC") released its Triennial Review Order in connection with the FCC’s review of unbundled network elements ("UNEs"). The incumbent carriers are required to sell to competitive carriers such as us at forward-looking or TELRIC rates, which reflect efficient costs plus a reasonable profit. Competitive carriers such as us may depend upon the ability to obtain access to these UNEs in order to provision services to their customers. The FCC ordered that it would de-regulate access to the incumbent carriers’ fiber/broadband network but would continue to require that incumbents provide access to their copper network and to digital signal level 1 ("DS-1") and digital signal level 3 ("DS-3") loops and transport. We primarily buy access to the incumbents’ copper network and to DS-1s/T1s. Although the FCC found that competitive carriers are impaired without access to UNE loops and transport, the FCC provided state commissions with an analytical framework to determine impairment on a local basis.

District of Columbia Court of Appeals Decision

On March 2, 2004, the U.S. Court of Appeals for the District of Columbia Circuit issued its opinion in United States Telecom Associations v. FCC, No. 00-1012 (known as the "USTA II Decision") affirming the de-regulation of access to the incumbent carriers' broadband networks and vacating the FCC rules delegating authority to the states.

FCC Interim UNE Order

In response to the USTA II Decision, the FCC has committed to developing new rules to comply with the USTA II Decision. On August 20, 2004, the FCC released an order which maintains the status quo for six months pending the issuance of new rules in connection with unbundling of network elements. We understand that the FCC is expecting to release its new rules by the end of December 2004. Until the new rules are known, we cannot predict the effect this rulemaking will have on us in the future. If rules consistent with the USTA II Decision do go into effect, our ability to obtain access to certain UNEs may become more costly. Regardless of the outcome, we expect to be able to continue to purchase some network elements from competitive carriers at market rates (e.g., such as transport which is used to connect parts of our network). At present, it is not possible to predict how future rates will compare to the current TELRIC rates, but further changes to the rules could adversely affect our cost of doing business by increasing the cost of purchasing or leasing network facilities.

The FCC’s Triennial Review Order and the District of Columbia Circuit Court’s appellate review of the Triennial Review Order have had little negative impact upon us to date. The appellate decision affected the availability of certain UNEs (e.g. switching) upon which we do not rely. Since our traffic runs on switches and wire center equipment we own, we do not rely on incumbent local exchange carrier switching to provide service to our customers. Further, the Interim UNE Order has frozen prices for at least six months. Nevertheless, the de-regulation of access to the incumbent carriers’ broadband networks and vacation of the FCC rules delegating authority to the states may have a significant impact on telecommunications competition in the future. Until the FCC releases its new rules, it is not possible to predict the future impact on us.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on Tuesday, August 24, 2004. At the meeting, Michael M. Earley and Robert M. Pomeroy were reelected to serve on our board of directors. Mr. Earley and Mr. Pomeroy have been designated as Class I directors who will serve a three year term expiring in 2007. The votes for these nominees for directors were as follows: Earley - 69,565,795 votes for and 246,375 votes against or withheld; Pomeroy - 69,568,789 votes for and 243,381 votes against or withheld. There were no abstentions or broker non-votes as this was a routine election. Michael E. Cahr, Anthony J. Cassara, Rolla P. Huff, Andrew D. Lipman and Richard E. Shorten, Jr. continued as our directors after the meeting. No other matters were voted upon at the meeting.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

2.1	Asset Purchase Agreement, dated October 22, 2004, by and among MCCC ICG Holdings, LLC, ICG Communications, Inc., Mpower Holding Corporation and Mpower Communications Corp. (1)
3.1	Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on July 30, 2002. (2)
3.2	Amended and Restated Articles of Incorporation of Mpower Communications Corp. filed with the Secretary of State of the State of Nevada on July 30, 2002. (3)
3.3	Second Amended and Restated By-laws. (2)
3.4	Rights Agreement between Mpower Holding Corporation and Continental Stock Transfer & Trust Company as Rights Agent. (4)
3.5	Certificate of Designation for the Series A Preferred Stock. (5)
4.1	See the Second Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 and the Second Amended and Restated By-laws filed as Exhibit 3.3.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on October 27, 2004.

(2)	Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on July 30, 2002.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K (file No. 33339884-01) filed with the Commission on July 30, 2002.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-K (file No. 000-32941) filed with the Commission on July 16, 2003.

(5)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Commission on July 16, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPOWER HOLDING CORPORATION

Date:	November 10, 2004	/s/ Rolla P. Huff
Rolla P. Huff
Chief Executive Officer and Chairman of the Board

Date:	November 10, 2004	/s/ S. Gregory Clevenger
S. Gregory Clevenger
Executive Vice President - Chief Financial Officer

