Form 10-K
period 2004-12-31
MPOWER HOLDING CORP
filed 2005-03-14
CIK 1117042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-32941
_______________

Mpower Holding Corporation
(Exact name of registrant as specified in its charter)

DELAWARE	52-2232143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

175 Sully's Trail, Suite 300, Pittsford, NY	14534
(Address of principal executive offices)	(Zip Code)

(585) 218-6550
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per common share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2004, the aggregate market value of common stock held by non-affiliates of the registrant, based on the last sale price of such stock in the American Stock Exchange on June 30, 2004, was approximately $92.2 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No☐

As of March 7, 2005, the registrant had 91,317,495 shares of common stock outstanding.

Documents Incorporated by Reference
Not Applicable

Exhibit Index is located on page 80.

PART I

Item 1. Business
THE COMPANY

We were one of the first facilities-based competitive local telephone companies founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. Today, we offer local and long distance voice services as well as high-speed Internet access and voice over internet protocol (“VOIP”) telephony by way of a variety of broadband product and service offerings over our own network of collocations and switches. On January 1, 2005, we acquired certain assets of ICG Communications, Inc. (“ICG”) in California. The assets acquired include ICG’s customer base and certain network assets in California, including a 1,412 route mile state-wide fiber ring and 915 miles of metropolitan fiber rings that connect 128 commercial buildings throughout major cities in California. Our services have historically been offered primarily to small and medium-sized business customers in all of our markets and residential customers primarily in the Las Vegas, Nevada market through our wholly-owned subsidiary, Mpower Communications Corp. (“Communications”). Our markets include Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois. As of February 2005, we have approximately 48,000 business customers and approximately 18,000 residential customers, excluding the customers we obtained in the ICG acquisition. Many of the ICG customers acquired are larger accounts that generate more average monthly revenue than our existing customer base. We also bill a number of major local and long distance carriers for the costs of originating and terminating traffic on our network for our local service customers. We do not have any unbundled network element platform (“UNE-P”) revenues although we are actively pursuing opportunities to provide network-based alternatives to UNE-P carriers on a wholesale basis in light of recent regulatory changes. During 2004, we acquired approximately 78% of our new sales through our direct sales force and supporting staff, with the remainder acquired through agent relationships and outbound telemarketing.

As used in this report, the terms “we,” “us,” “our,” “our company” and “Mpower” mean Mpower Holding Corporation and its subsidiaries.

Financial History

In May 1998, we completed our initial public offering of common stock, raising net proceeds of $63.0 million. From May 1999 to March 2000, we raised over $900 million of additional funds through debt and equity issuances to pursue an aggressive business plan to rapidly expand our business using Class 5 circuit switching technology, the same as used by Verizon, SBC (through its operating subsidiaries Pacific Bell and Ameritech), and other major telecommunication companies, in each of our markets and began deploying digital loop carriers in each collocation site. This business plan required significant up-front capital expenditures in each market as well as lower recurring margins in its early phase. In mid-2000, the capital markets became virtually inaccessible to early stage communications ventures. Consequently, in September 2000, we commenced a process to restructure our business, both operationally and financially.

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

In January 2003, we entered into an agreement with RFC Capital Corporation, a wholly-owned subsidiary of Textron Financial Corporation, for a three-year funding credit facility of up to $7.5 million, secured only by certain of our accounts receivable.

In January 2003, we announced a series of strategic sale transactions to further strengthen us financially and focus our operations on our California, Nevada and Illinois markets. The sale of our customers and assets in Florida, Georgia, Ohio, Michigan and Texas to other service providers (the “Asset Sales”) brought more geographic concentration to our business. The Asset Sales in Ohio, Michigan and Texas were completed in March 2003. The Asset Sales in Georgia and Florida were completed in April 2003. The Asset Sales generated net proceeds to us of approximately $19.3 million, of which approximately $1.5 million remained unpaid and held in escrow as of December 31, 2004. We received a disbursement from escrow of $1.0 million in March 2005. The remainder, net of expenses, is expected to be received in the first or second quarter of 2005.

In September 2003, we raised net proceeds of approximately $16.0 million through a private placement of shares of our common stock and warrants to purchase additional shares of common stock.

On January 1, 2005, we completed the acquisition of ICG’s California retail and wholesale customers and certain network assets, including a 1,412 route mile state-wide self-healing DWDM and SONET-based fiber ring connecting San Jose, San Francisco, Oakland, Sacramento, Stockton, Fresno, Bakersfield, San Diego, Anaheim and Los Angeles and 915 route miles of fully-survivable metropolitan SONET-based fiber rings in San Jose, San Francisco, Oakland, Sacramento, San Diego and Los Angeles which connect 128 commercial buildings.

We purchased these assets for (i) $13.5 million in the form of 10,740,030 shares of our common stock and (ii) warrants to purchase another 2,000,000 shares of our common stock with a strike price of $1.383 per share. These shares and warrants were issued to ICG, a privately held company recently acquired by Columbia Capital and M/C Venture Partners. We also assumed certain ICG capitalized leases in California, including its long-term leases for its fiber network. These leases have an approximate value of $24 million.

Emergence from Chapter 11 Proceedings

On July 30, 2002, we and our subsidiary, Communications, formally emerged from Chapter 11 as our recapitalization plan (the “Plan”) became effective. See Note 12 in the Notes to the consolidated financial statements for a summary of the material features of the Plan.

As of July 30, 2002, we implemented fresh-start accounting under the provisions of Statement of Position (“SOP”) 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Under SOP 90-7, our reorganized fair value was allocated to our assets and liabilities, our accumulated deficit was eliminated, and our new equity was issued according to the Plan as if we were a new reporting entity. In conformity with fresh-start accounting principles, Predecessor Mpower Holding recorded a $244.7 million reorganization charge to adjust the historical carrying value of our assets and liabilities to fair market value reflecting the allocation of our $87.3 million estimated reorganized equity value as of July 30, 2002. We also recorded a $315.3 million gain on the cancellation of debt on July 30, 2002 pursuant to the Plan. As a result of the Plan implementation, our ability to use net operating loss carryforwards existing as of July 30, 2002 against future taxable income is limited to $4.4 million per year. Our ability to utilize new net operating losses arising after July 30, 2002 is not affected. Of the $112.0 million in net operating losses existing at December 31, 2004, $78.7 million are subject to the annual utilization limits and $33.3 million are not.

As a result of our reorganization, the financial statements published by us for the periods following the effectiveness of the Plan will not be comparable to those published before the effectiveness of the Plan.

Reshaping Mpower

The next step in reshaping our company is to accelerate our growth in the markets within which we currently operate while continuing to retain our current customers. We intend to accomplish this growth through acquisitions such as the ICG asset purchase as described above, organic growth, focus on the newly-formed wholesale channel, the increased investment in our sales force and agent channels which we expect to result in the acceleration in the growth of our customer base, as well as growth through other strategic transactions. In terms of strategic transactions, we will continue to explore opportunities to increase our customer base and service offerings through merger and/or acquisition transactions that we would expect to be accretive to shareholder value.

Company Overview

Mpower Communications Corp. is a facilities-based communications provider offering an integrated bundle of broadband data and voice communication services to business and wholesale customers. We provide a full range of telephone, high-speed data, Internet access, VOIP telephony, Web hosting and network access solutions in Las Vegas, Nevada, Chicago, Illinois and throughout California. Our service offerings have been increased through the January 2005 acquisition of ICG.

As a facilities-based provider, we own and control a substantial amount of our network infrastructure and bring the power of that directly to our customers. Our regional footprint provides us concentrated service coverage and experience in the markets we serve. With the addition of the ICG assets, we added a statewide SONET-based fiber network to our deep collocation and switching infrastructure, which allows us to offer new products such as private line, accelerates our speed-to-market with VOIP Centrex capabilities, positions us as a strong player in the wholesale market, and reduces our reliance on the incumbent local exchange carriers (“ILEC”). In our markets, Verizon, Sprint, and SBC are the ILECs.

We have acquired new customers primarily through our dedicated account managers (sales representatives) who personally work with customers to find the best solution for their unique communications needs. We also maintain relationships with agents and have a telemarketing sales organization. We intend to aggressively grow all of our sales channels through continued hiring for our direct sales force and recruiting of agents active in our markets. We plan to continue to evolve our product and service offerings in order to maximize the value perceived by our customers while delivering such products and services as cost-effectively as possible. With the acquisition of ICG’s customers, we became a wholesale provider to many large interexchange carriers (“IXCs”), competitive local exchange carriers (“CLECs”), and internet service providers (“ISPs”) and we have established a dedicated wholesale channel to focus on the unique needs of this customer segment. With access to our facilities-based distributed network architecture and a broad range of products and services, we offer wholesale customers opportunities to enhance or expand their business models.

Available Information

We maintain a website with the address www.mpowercom.com. We have not incorporated by reference into this report on Form 10-K the information on our website and you should not consider it to be a part of this document. Our website address is included in this document for reference only. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, through a link to the EDGAR database, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Market Opportunity

We believe we have a significant market opportunity as a result of the following factors:

Impact of the Telecommunications Act of 1996

The Telecommunications Act of 1996 allowed CLECs to use the existing infrastructure established by incumbent carriers, as opposed to building a competing infrastructure at significant cost. The Telecommunications Act requires all incumbent carriers to allow CLECs to collocate their equipment in the incumbent carrier's central offices. This enables us to access customers through existing telephone line connections. See "Government Regulations”.

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

Growing Market Demand for High-Speed Data Services

The use of the Internet as a commercial medium as well as a necessary business tool continues to drive the demand for high-speed data services. Businesses are increasingly establishing website and corporate intranets and extranets to expand their customer reach and improve their communications efficiency. To remain competitive, small and medium-sized businesses increasingly need high-speed data and Internet connections to access critical business information and communicate more effectively with employees, customers, vendors and business partners.

Shrinking Competitive Landscape

The shake out in the telecommunications industry in recent years has significantly reduced the number of competitors in the marketplace. Many companies in the competitive communications industry have succumbed to heavy debt loads and burdensome interest payments without the revenue streams to compensate, and therefore have not been able to sustain their business model. In addition, as a result of recent Federal Communications Commission (“FCC”) rulings, UNE-P based CLEC business models may no longer be viable. As a result of these factors and consolidation among surviving companies, fewer competitors are vying for the same customers and we believe that companies such as ours, with a debt-free balance sheet and a deep and dense facilities-based network, have significant market opportunities.

The Mpower Solution

In today’s competitive business landscape, businesses must utilize every advantage to gain additional market share. We believe companies that most efficiently meet customer needs will have the upper hand in gaining new business and being successful. Advances in telecommunications and technology are vital resources in this environment. We believe stakeholders will tend to choose communications providers that have a proven track record of successfully providing solutions that help overcome business challenges, maintain a solid balance sheet, are “easy to do business with” and offer a compelling business proposition.

We believe we are such a service provider. The continually growing and evolving product and service offerings we deliver are designed to assist businesses in enhancing the efficiency and effectiveness of an organization, while decreasing expenses in both hard and soft dollars. We seek to understand business challenges and build the appropriate solutions. We believe we have both the agility and capability to tailor our services in the most meaningful configuration for our customers.

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

Our network consists of 297 incumbent carrier central office collocation sites, from which we can provision plain old telephone service (“POTS”), DSL T1, and VOIP services. In April 2004, we began selling T1 services to customers using facilities that do not directly connect to our collocation sites. We refer to this as “off-network.” Currently, there are 177 off-network locations that can be provisioned with T1 service. Having off-network facilities increases our number of potential customers. We have established working relationships with Verizon, Sprint, and SBC. As of February 2005, we have over 268,000 billable lines in service, excluding the customers we obtained in the ICG acquisition. The services we provide for these billable lines generate our revenue.

With the acquisition of ICG, our network now also includes 1,412 route mile intrastate SONET fiber ring connecting all the major cities in California: San Diego, Los Angeles, San Francisco, Oakland, San Jose, Sacramento, Stockton, Fresno, Bakersfield, Anaheim, plus 915 miles of metropolitan fiber rings in San Diego, Los Angeles, San Francisco, Oakland, San Jose, Sacramento, and Anaheim connecting 128 commercial buildings.

Intelligent Network Design

Traditional service providers deliver narrowband voice and data services over a circuit-switched network. When these services are bundled they are delivered over “separate” voice and data networks. We assimilate the components of traditional Time Division Multiplexing (“TDM”) technology with cost efficiencies of packet-switched data networks. Our Internet Protocol (“IP”)-enabled system integrates voice and data services into a single platform, resulting in our ability to provide voice and data services to our customers at a lower operating cost. This IP enabled system is more commonly known as VOIP.

Business Strategies

Targeting Small and Medium-Sized Businesses. We target suburban areas of the metropolitan areas we serve because these areas have high concentrations of small and medium-sized businesses. By providing a package of voice and data services and focusing on small and medium-sized business sales, we believe we will gain a competitive advantage over the incumbent carrier, our primary competitor for these customers.

Targeting Wholesale Customers. We believe that our deep and dense network of fiber and collocations provides the breadth and depth of transport services that other carriers need. One example of this is the $3.3 million (total contract value), 30 month agreement for private line services that we signed in January 2005 with Tierzero, a California internet service provider. In addition, our switch services offer an alternative for local services provided by UNE-P resellers who do not have their own network facilities.

Direct Sales Force. In order to better align the needs of our customers with the skills of our direct sales force, we have established distinct sales channels to create a strategy that allows us to benefit from the unique talents in our sales organization and various customers needs.

Major Markets: This sales channel focuses on multi-location, higher revenue prospects with longer and more complex decision processes. This channel sells all of our product and service offerings with a focus on primary rate interfaces (“PRIs”), trunks, data T1 services, VoicePipe (described below), private lines, virtual private networks (“VPNs”) and long distance.

Mid Markets: This sales channel focuses on simpler sales environments with a shorter sales cycle. It sells all of our product and service offerings with a focus on our integrated T1 services, DSL and POTS.

Wholesale Channel: This sales channel focuses on the needs of IXCs, CLECs, ISPs and other service providers needing network services.

Agent Channel: This sales channel works with Master Agents, which are independent parties who have direct agreements with various carriers, and partners through subsidiaries of sub-agents to offer our services to customers.

Inside Sales: This sales channel sells voice and data services over the phone to the lower end segment of business customers and provides lead generation for the direct sales force.

When fully staffed, we expect to have a total of approximately 125 quota carrying account managers serving our mid and major markets customers and prospects. The number of account managers allocated to these channels could change based on business results of each channel. As of February 2005, we have approximately 30 quota carrying account managers serving our major markets and approximately 70 quota carrying account managers serving our mid markets.

Product and Service Offerings. We focus on offering bundled communications packages to our small and medium-sized business customers. These services include integrated T1 services, trunks and PRIs, as well as traditional voice and data services and VOIP telephony solutions. See “Product & Service Offerings” below.

Increase Market Share and Profitable Revenue. We plan to continue to aggressively sell into our existing network footprint and target customers within that footprint with the product and service offerings that we believe will generate the highest margin revenue. We expect that the vast majority of these services will be delivered to our customers under term contracts of up to three years. We believe that this strategy will further increase the quality of our revenue streams. We expect that the majority of network expansion will be centered around augmentation of our existing network to further enhance our product and service offerings and service delivery capabilities.

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

Capital Efficient Network. We were one of the first CLECs to implement a facilities-based network strategy of purchasing and installing switches, collocating in the central offices of the incumbent carrier and leasing local telephone lines, referred to as a "smart build" strategy. This network footprint is complete and operational. Even before our acquisition of ICG, we had installed SDSL technology across our existing network, and have T1 technology in the majority of our network collocations.

Optimize Current Network Infrastructure. The footprint of our facilities-based network is completely built out and operational. All of our traffic and revenue is on-switch, allowing us better control over our costs. Our strategy going forward is to maximize the investment in this infrastructure and increase market share in the areas we serve. Our ability to provide certain of our T1 service offerings off-network is a part of our overall strategy to increase our market share while containing costs.

Dynamic Allocation of Bandwidth. As part of our product and service offerings for businesses, our voice and data integrated solutions product, as described below, is designed to give customers the ability to use dynamically allocated bandwidth coupled with combining our customer’s data and voice needs on one medium. This simply means that data bandwidth fluctuates (increases or decreases) based on phone usage. Customers serviced by many of our competitors will typically be required to designate certain amounts of bandwidth for data traffic and certain amounts for voice traffic. Our integrated T1 service provides the ability for our customers to use the entire circuit for data transfers while still being able to place and receive phone calls all on one circuit.

National Network Operations Center and Traffic Monitoring. Our national operations center (“NOC”) provides a high standard of network availability. Our network reliability was 99.998% for the fourth quarter of 2004 and 99.996% for all of 2004. This reliability rate is consistent with what we achieved throughout 2004 and what we expect in the future. Our NOC utilizes Fault, Configuration, Accounting, Performance and Security management to manage our network footprint.

Operations Support System. We have a comprehensive operations support system to manage our business. Our system provides integrated features addressing customer care, billing and collections, general ledger, payroll, fixed asset tracking, and personnel management. Our systems have the ability to adapt to multiple incumbent carrier provisioning systems, which can improve our operating efficiencies and effectiveness. We recently launched NetBill - a simple and secure way to allow customers to view and pay bills online and manage their telecommunications accounts.

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

Quality Customer Care. We have a professionally trained workforce that seeks to generate customer satisfaction. We operate one main call center that handles general billing, customer care and related issues for all of our customers. Through low employee attrition, we believe our call center has been able to develop a professional “teamwork” approach to assisting with any customer issues.

We believe our call center performs at a high level of proficiency, while continually meeting service level targets for our customers. Our call center is focused on first call resolution, which involves both an enhanced automated call distribution system that directs callers into the customer service center based on the type of question they have, and specially trained agents with the tools to resolve customer issues. We further enhanced our call center functionality with the implementation of an interactive voice response (“IVR”) system in 2004. Our service representatives use our operations support system to gain immediate access to our customers' data, enabling quick responses to customer requests and needs at any time. This system also allows us to present our customers with one fully integrated monthly billing statement for all communication services. We believe that providing quality customer service is essential to offering a superior product and service offering to our customers and creating customer loyalty.

Our quality customer “experience” is evidenced by the customer satisfaction ratings received from new customers we poll 45 days after they began service with Mpower.

One measure of customer satisfaction is “churn.” Churn is defined as the percentage of lines that are disconnected in any given period of time. Our average monthly churn for business lines during the fourth quarter of 2004 was 1.6% and has been approximately at that level over the prior several quarters. We expect our monthly churn for business lines in 2005 to be similar to what we experienced in the fourth quarter of 2004.

Sales Approach

We provide personal relationships for businesses that are designed to save our customers time, energy and money. The Mpower team consists of the following functions, whose responsibilities are as indicated below:

•
Dedicated Account Managers: Understand our customers’ businesses and determine the best communications solution to meet their needs. Our organization structure has two distinct sales channels to separately pursue “major markets” and “mid markets” customers.

•	Sales Engineers: Provide technical expertise, solution design and interface with IT partners and vendors.

•	Field Marketing: Provide focused materials and qualified leads for key vertical markets such as real estate, automotive, financial and retail food.

•	Provisioning Representatives: Communicate with customers to ensure high quality conversions.

•	Field Technicians: Provide smooth installations and timely field repair.

•	Customer Care Associates: Committed to exceeding customer expectations.

•	Customer Account Managers: Located in each market to provide local-level support.

As of February 2005, we have approximately 30 quota carrying account mangers serving our major markets and approximately 70 quota carrying account managers serving our mid markets. During 2004, approximately 78% of our new sales were acquired through our direct sales force and supporting staff. Our account managers personally meet with customers to determine the best communications solution for them. As a result of this design, much of our business comes through referrals and networking. We have a highly focused relationship-building approach that seeks to generate well-managed, profitable growth through increased market share with minimal customer turnover. Our major markets and mid markets sales channels are divided into teams within markets. Our direct sales efforts are complemented by our telemarketing and agent channels.

Our account managers are supported by sales coordinators, customer account managers, service delivery personnel and lead generators. These support personnel function as the liaison between the small business customer and our operational personnel to effect a coordinated transfer of service from the incumbent carrier's network to our network. Field technicians are responsible for the installation of customer premise equipment, if required.

Product & Service Offerings

As an integrated service provider, we offer a variety of voice and data services that come as a bundled solution, or can be conveniently packaged or purchased as stand-alone products.

Data and Internet Services

Our IP network is designed to provide data solutions that meet the needs of today’s growing businesses. We believe that our IP network is secure, reliable and advanced. We deliver data in three ways:

•	Over an economic variable speed loop with Modem (SDSL),

•	Over a dedicated circuit (typically a T1, which we call “MpowerConnect”), and

•	Integrated with Voice (typically over a T1, which we call “MpowerOffice”).

Voice and Data Integrated Solutions

Our IP network infrastructure enables integration of business voice and data communications and e-commerce applications, while streamlining business processes by way of the Internet (also known as VOIP). We package voice and data applications to provide value-added solutions from one provider, one point of contact and one invoice.

The MpowerOffice service offering includes:

•	High speed Internet access: 768k, 1.1 Megabit (“Mb”) or 1.5Mb

•	Voice lines: 4 - 24 lines

•	Choice of call control services: unlimited features or Centrex

•	Remote Internet access: 3 dialup accounts

•	IP applications: 20 email accounts, 70Mb web space and domain name service (“DNS”) (up to 4 domains)

The MpowerEnterprise service offering includes:

•	High speed Internet access: 1.544 Megabits per second (“Mbps”)

•	Integrated services digital network (“ISDN”) PRI: 23 channels

•	Choice of call control services: direct inward dialing (“DIDs”), CallerID, Automatic Channel Selection and Hunting

•	Long Distance: varying amounts of free domestic minutes are bundled depending on the sales.

VoicePipe

With the acquisition of ICG, we have accelerated our speed-to-market with IP Centrex and launched VoicePipe service.

•
VoicePipe is an IP Telephony technology that converges (or combines) customers’ voice, data and long distance over a single connection. Its dynamic bandwidth allocation provides 100% availability of all bandwidth and exceptional digital call quality

•	It requires no investment in a telephone system and works with both analog and certain Internet protocol phones

•	It offers all the features and functionality of a traditional phone system while providing a web interface/portal for each user.

SDSL High Speed Internet

SDSL High-Speed Internet uploads and downloads files at equally fast rates, providing Internet access at speeds equal to that of a T1—but at a fraction of the cost. Our SDSL offers equal upstream and downstream speeds of up to 1.5 Mbps. Unlike Asymmetrical Digital Subscriber Line (“ADSL”), which only allows quick downloads, SDSL has the power to both receive and send large amounts of data at high speeds. SDSL can move data 50 times faster than a dial-up modem and 10 times faster than ISDN. Our SDSL service offering includes:

•	Multiple convenient tiers of speed up to 1.544 Mbps

•	SDSL modem

•	Web hosting

•	Email addresses

•	Domain name hosting

•	Always-on, secure high-speed Internet connection

•	24/7 repair support

•	Full domain name registration and email support.

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

Standard packages are available at either 768 Kilobits per second (“Kbps”) or 1.544 Mbps Internet access speeds, with a variety of feature package upgrades and a la carte feature options including:

•	DNS of public IP services such as Web Hosting and email

•	Custom email addresses

•	40, 70, or 100 Mb Web Hosting

•	Dial-up Internet account

•	Block of up to 4, 8, or 16 IP addresses.

Web hosting: Our customers can register a new domain name or transfer a current domain name to our servers. Our servers will be the origination point for our business customers’ online presence including their email services. Additional options are available to build online storefronts with secure online credit card transactions.

Email: We offer email services with many features and hosted in our data centers. We offer Username@mpowermail.net email addresses and domained email accounts are also available.

Mpower OfficeScreen

•
A turn-key all inclusive managed security and VPN solution for businesses that need secure connectivity for remote offices and mobile users for secure offices with up to 1,000 PCs going to the Internet concurrently and 100 VPN tunnels and/or remote clients.

Mpower’s Dedicated Internet Access (DIA)

•
Designed for customers who normally need to rely on a specific amount of bandwidth above T1 speed, but may occasionally require more bandwidth due to traffic peaks. Our DIA product allows our customers with dynamic traffic needs to sporadically “burst” above the selected minimum port speed, so higher volume traffic gets through when it needs to.

Voice Services

Our intelligent network has been designed to provide the platform to provide the highest level of quality and reliability to deliver local and long distance telephone services. We offer many combinations of voice services. A full suite of features and calling plans are also available. Voice services options include:

•	PRI: A solution for businesses with high call volumes, includes local service, 40 direct-dial numbers, caller ID, flat rate local and local-toll usage, low long distance rates, among other features.

•	Trunks: Cost-effective, digital voice communications with applications for call centers, general office use, smaller offices and sales offices.

•	Business Voice Services: A complete menu of custom calling features, local number portability, 911, directory, long distance information services, among other features.

•	Centrex: Standard features include unique phone numbers for each employee, 3-way calling, last number redial with additional features available.

•	Long Distance: Long distance service across the country and internationally at competitive rates.

•	Calling Card: Customers can make calls from anywhere and take advantage of our low rates.

•	Business Toll-Free Service: Toll-free phone numbers with no setup fees, monthly fees or minimums. Service options available for U.S., Canada and the Caribbean.

•	Voicemail: Retrieve messages from any touch-tone phone, post greeting announcements and store messages for up to 30 days. Optional features allow for expansion of voice mail capacity.

•	Local Operator Services support analog business lines, digital trunks and ISDN PRI.

•	Long Distance Operator Services are provided for domestic (1+ and Toll Free), international and calling card.

•	Features - Call control services: An extensive list of customer calling and Centrex features in addition to voicemail and audio and web conferencing.

•	Conference Calling: Automated 24/7 Reservationless Conferencing for virtual meetings 24 hours a day, seven days a week.

•	Long Distance Account Codes: Group and track calls for accounting and billing purposes and prevent unwanted long distance calls over your company’s phone lines.

Wholesale Products

•
Mpower PRI: A communications package for businesses with high call volumes. Includes local service, 40 direct-dial numbers, caller ID, flat rate local and local-toll usage, low long distance rates, and other features.

•
Mpower Collocation: Leasing managed collocation space from us allows carriers to establish a presence in new markets quickly and cost effectively, improve their network performance, and take advantage of our broad portfolio of services.

•	Mpower Inbound PRI: Allows customers to manage incoming modem and voice traffic. Offers the feature of caller ID, DID, and hunting.

•	Mpower Private Line: Local and Inter-city Private Line Service. Dedicated bandwidth between LATAs, cities, or buildings.

•	Mpower Trunks: Cost-effective, digital voice communications that allow carriers to expand operations. Provides options for call centers, general office use, smaller offices, and sales offices.

•
Mpower UNE-P Solution: An alternative solution for UNE-P resellers. Provides carriers with access to our facilities-based deep and dense network with POTS switching service distributed over 297 wire centers.

Markets

As of February 2005, we operate in five markets in three states and have 297 incumbent carrier central office collocation sites and 177 off-network collocations. The major markets in our footprint are: Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois. The table below shows the distribution of our central office collocation sites within these markets.

	Number of Collocations
Market	On-Network	Off-Network
Los Angeles	142	63
San Diego	28	19
Northern California	43	64
Las Vegas	18	—
Chicago	66	31
Totals	297	177

We believe there is significant scaling potential within our existing market footprint, given our past success in market penetration in our base of original markets. In addition, our network backbone is scalable and can provide reliability and service quality across our collocation footprint, while affording us the benefit of spreading the fixed costs across our markets. Use of off-network facilities will also allow us to sell certain T1 services to customers that are not within the geographic reach of our collocation sites.

With the acquisition of ICG, our network now also includes a 1,412 route mile intrastate SONET fiber ring connecting all the major cities in California: San Diego, Los Angeles, San Francisco, Oakland, San Jose, Sacramento, Stockton, Fresno, Bakersfield, Anaheim, plus 915 miles of metropolitan fiber rings in San Diego, Los Angeles, San Francisco, Oakland, San Jose, Sacramento, and Anaheim connecting 128 commercial buildings.

Network Architecture and Technology

Network Architecture

Our IP network uses an integrated IP-based architecture to deliver converged voice and data over a single platform with seamless integration and delivery. We control the bandwidth and use dynamic bandwidth allocation when we offer integrated voice and data services. We believe that our voice offerings, which are delivered over T1s, are high quality VOIP.

Our integrated voice and data offerings are delivered over a single, IP-based network with a single invoice as opposed to an alternative which cobbles together products and services over multiple networks and manages multiple business support systems.

Network Technology:

•	Facilities-based network

•	Can support multiple “last mile loop” access methods

•	Single, integrated voice and data network

•	Network design benefits from favorable economics of VOIP, Internet and packet-based technologies.

We believe our network technology offers the following benefits to our customers:

•	Seamless installation, integration and lower costs

•	Dynamic, efficient use of bandwidth - all applications using the same facility

•	Single bandwidth facility easier to manage as compared to voice channels and bandwidth

•	Today’s data business applications utilize IP protocol

•	One point of contact with one bill.

Traditional networks provide narrowband voice and data services over a circuit-switched network. When these services are bundled, they are delivered over “separate” voice and data networks. Our IP network infrastructure enables integration of business communication and commerce applications, while streamlining business processes by way of the Internet.

Our facilities-based, local telephone and data network consists of seven switches and 474 network access points providing extensive service coverage in Las Vegas, Nevada, Chicago, Illinois and throughout California. Our network features:

•	Recognized vendors at every layer of network architecture

•	Comprehensive collocation coverage in every market

•	Network architecture which fully supports integrated communications services from POTS to Integrated Voice and Data over IP, and designed to support future technologies

•	Our network reliability was 99.998% for the fourth quarter of 2004 and 99.996% for all of 2004.

We were one of the first competitive communications carriers to implement a facilities-based network strategy. As a result, we own the network switches that control how voice and data transmissions originate and terminate, and we lease from the incumbent local carrier only the telephone lines over which the voice and data traffic are transmitted. In addition, FCC regulations currently require incumbent carriers to lease telephone lines to us at just and reasonable rates. Because we have already invested and built our network, we are able to serve our markets at a comparatively low cost while maintaining control of the access to our customers. By comparison, many CLECs do not control their own facilities and, therefore, are more dependent upon the local Bell companies and the federal and state regulatory environment in order to ensure the viability of their business plans.

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

We believe that leasing the standard telephone line from the incumbent carrier’s central office to the end-user provides a cost-efficient solution for gaining control of access to our customers. Leasing costs are not incurred until we have acquired a customer and revenue can be generated. It is our experience that the network required to connect our collocation equipment located at an incumbent carrier’s central office to our switching hardware and the network required to connect our customers' voice calls and data traffic to the Internet and other telephones is available at competitive rates in all of our current markets. Because the network connection required to transport voice calls and data traffic has become a readily available service from numerous other communications companies, we focused our efforts on owning and installing the hardware that determines where to route voice calls and data traffic and on selling and delivering our services to our customers.

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

We have installed our equipment in 297 collocation sites as of February 2005, and serve another 177 adjacent collocations by way of off-network facilities for a total of 474 collocations in our five markets. We began to sell into these off-network areas commencing in April 2004. Our seven host switching sites are connected to each other, which allows us to transmit data traffic using asynchronous transfer mode (“ATM”) technology. ATM technology allows both voice calls and data traffic to be transported in digital form over a single cable connection at high speeds and reasonable costs. By deploying SDSL and T1 technology into our network, we are now able to transport both voice calls and data traffic in digital form on a single telephone line from a customer's location to one of our switches.

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

T1 Technology

With 4-wire T1 technology we eliminate the impact of distance limitations and service quality sometimes associated with SDSL. A T1 will consistently offer 1.544 million Mbps data speed. With this technology, we now have an alternative to SDSL when network restrictions will not permit SDSL usage. Our T1 product and service offerings provide customers a choice between integrated service, data-only service and trunks. All use the same underlying transport and equipment technology.

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

The “trunk” service provides up to 24 channels over a single T1 for carrying voice or data traffic to and from the customers Private Branch Exchange (“PBX”) or Key System. With our trunk service, the customer provides the equipment at their premise. Our T1 trunk services offer various features with five different pathing options including DID.

Customer Premise Equipment

We use two basic types of equipment at the customer premise. One is called a "modem" and the other an Integrated Access Device ("IAD"). A modem is used for an SDSL data-only connection. Here, no voice ports are needed and therefore the modem is adequate to support the SDSL connection. The modem communicates with our collocation by way of a DSL link and the customer's network by way of an Ethernet link. The IAD is used for SDSL integrated access, T1 integrated access and T1 Data Only. Within our network on the Wide Area Network (“WAN”), the IAD has a built-in modem that communicates with the SDSL and/or T1 link. From the customers' perspective, the IAD appears as regular phone service for the voice channels, and an Ethernet port for data traffic. An IAD is also used for the Data-Only T1 service to reduce the number of devices used at the customer premise.

Interconnection Agreements and Competitive Carrier Certifications

In the ordinary course of business, we have negotiated interconnection agreements with SBC Corp. (with its California and Illinois subsidiaries), Sprint Nevada and Verizon California. We are in the process of negotiating new agreements as these current agreements expired during 2004. While the parties negotiate new agreements, these agreements continue in full force and effect under the existing terms and conditions. These agreements specify the terms and conditions under which we lease unbundled network elements (“UNEs”) including type of UNE, price, delivery schedule, and maintenance and service levels. The term of these agreements is generally two years. The agreements provide for continued enforceability while the parties negotiate and, if necessary, arbitrate the terms and conditions of a new agreement.

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

Our charges for interstate access services, which includes the use of our local facilities by other carriers to originate and terminate interstate calls, remain governed by tariffs. In April 2001, the FCC adopted new rules that limit our rates for these services. Under these rules, which took effect on June 20, 2001, competitive carriers were required to reduce their switched access charges to rates no higher than 2.5 cents per minute. After one year (effective June 2002), the rate ceiling was reduced to 1.8 cents and after two years (effective June 2003) to 1.2 cents per minute. After three years (effective June 2004), all competitive carriers were required to charge rates no higher than the incumbent telephone company, currently in the range of 0.7 to 1.0 cents per minute. No other rate decreases are currently mandated.

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

In August 2003, the FCC released its Triennial Review Order (“TRO”) in connection with the FCC’s review of UNEs. The incumbent carriers are required to sell to competitive carriers such as us at forward-looking or Total Element Long Run Incremental Cost (“TELRIC”) rates, which reflect efficient costs plus a reasonable profit. Competitive carriers such as us may depend upon the ability to obtain access to these UNEs in order to provision services to their customers. The FCC ordered that it would de-regulate access to the incumbent carriers’ fiber/broadband network but would continue to require that incumbents provide access to their copper network and to digital signal level 1 (“DS-1”) and digital signal level 3 (“DS-3”) loops and transport. We primarily buy access to the incumbents’ copper network and to DS-1s/T-1s. Although the FCC found that competitive carriers are impaired without access to UNE loops and transport, the FCC provided state commissions with an analytical framework to determine impairment on a local basis.

In March 2004, the U.S. Court of Appeals for the District of Columbia Circuit issued its opinion in United States Telecom Associations v. FCC, No. 00-1012 ("USTA Decision") affirming the de-regulation of access to the incumbent carriers' broadband networks and vacating the FCC rules delegating authority to the states. On February 4, 2005, the FCC issued an order announcing that it modified the unbundling obligations for ILECs. The FCC clarified and modified the impairment standard adopted in the TRO. The revised standard removes under certain circumstances an ILEC’s unbundling obligations with regard to local loops, dedicated transport, and local switching. The removal of local switching as a UNE will not affect us as we own our own switch sites and do not rely on the ILEC. The impairment findings for loops and transport vary based upon the capacity of the loop and availability of competitive alternatives to the ILEC. Based upon the FCC loop and transport criteria, we expect few of our loops and transport will be affected. The FCC has requested that the ILECs identify the specific wire centers that will be affected. In response to an FCC request, the ILECs have identified the specific wire centers that they contend will be affected. Until the supporting data has been analyzed by competitive carriers and state regulatory bodies, a definitive list of wire centers cannot be known with certainty. Therefore, we cannot predict the degree to which the new rules regarding loops and transport will affect us. Regardless of the outcome, we expect to be able to continue to purchase some network elements from competitive local telephone companies at market rates (e.g., such as transport which is used to connect parts of our network). At present, it is not possible to predict how future rates will compare to the current TELRIC rates but it is possible the new rules could adversely affect our cost of doing business by increasing the cost of purchasing or leasing network facilities. The Triennial Review Remand Order will have a significant impact on telecommunications competition, but it is not possible at this time to predict the full extent of its impact upon us or our competition.

On February 8, 2005, the FCC adopted (but has not yet released) an order asking for comment on various plans that have been submitted to it recently for reform of intercarrier compensation, including access charges and reciprocal compensation. Some of these plans, if adopted by the FCC, could establish “bill-and-keep” for intercarrier compensation, which could eliminate or substantially restrict our ability to recover access charges and/or reciprocal compensation. Although this could adversely affect our revenues, it is not clear at this point when or whether the FCC will adopt any such reform program or when it will complete this proceeding.

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

In May 2002, the prices that incumbent carriers may charge for access to these network elements was determined by the Supreme Court, which affirmed that incumbent carriers are required to price these network elements based on the efficient replacement cost of existing technology, as the FCC methodology now requires, rather than on their historical costs. The Court also determined that the FCC may require incumbent carriers to combine certain previously uncombined elements at the request of a competitive carrier. In September 2003, however, the FCC initiated a review of these rules applicable to the pricing of UNEs. The FCC review will determine whether the rules foster competition and investment. We cannot predict the outcome of this review.

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

The Telecommunications Act also contains special provisions that replace prior antitrust restrictions that prohibited the regional Bell operating companies from providing long distance services and engaging in communications equipment manufacturing. Before the passage of the Telecommunications Act, the regional Bell operating companies were restricted to providing services within a distinct geographical area known as a local access and transport area (“LATA”). The Telecommunications Act permits the regional Bell operating companies to provide interLATA long distance service immediately in areas outside of their market regions and within their market regions once they have satisfied several procedural and substantive requirements, including:

•	a showing that the regional Bell operating company is subject to meaningful local competition in the area in which it seeks to offer long distance service; and

•	a determination by the FCC that the regional Bell operating company's entry into long distance markets is in the public interest.

All of the Bell Operating Companies have obtained authority to provide interLATA long distance services in all of their operating areas and are authorized to compete throughout their operating areas with packages of bundled services, or “one stop shopping.” With the completion of this process, incentives for incumbent carriers to improve service to competitive carriers like us in order to obtain interLATA long distance authority will be virtually eliminated while at the same time, the regional Bell operating companies will be in a position to become more efficient and attractive competitors.

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

In August 1999, the FCC adopted an order providing additional pricing flexibility to incumbent carriers subject to price cap regulation in their provision of interstate access services, particularly special access and dedicated transport. The FCC eliminated rate scrutiny for "new services" and permitted incumbent carriers to establish additional geographic zones within a market that would have separate rates. Additional and more substantial pricing flexibility will be given to incumbent carriers as specified levels of competition in a market are reached through the collocation of competitive carriers and their use of competitive transport. This flexibility includes, among other items, customer specific pricing, volume and term discounts for some services and streamlined tariffing. On January 31, 2005, the FCC initiated a proceeding to reexamine its regulation of special access services provided by incumbent carriers. The FCC will examine whether it should reset pricing for special access and/or modify the price cap and pricing flexibility rules governing incumbent carrier provision of special access service. We are not able to predict the outcome of this proceeding.

In May 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy program. This order established new subsidies for telecommunications and information services provided to qualifying schools, libraries and rural health providers. The FCC also expanded federal subsidies for local dial-tone services provided to low-income consumers. Providers of interstate telecommunications service, including us, must contribute to these subsidies. Subsequently, the FCC created additional subsidies that primarily benefit incumbent telephone companies. On a quarterly basis, the FCC announces the contribution factor proposed for the next quarter. For the first quarter of the year 2005, the contribution factor is 10.7% of a provider's interstate and international revenue for the third quarter of 2004. We recover our share of these costs through charges assessed directly to our customers and participation in federally subsidized programs. Amounts received from customers, and payments made, are pass-through items only that do not get recorded as revenue or costs of revenue. The FCC is considering proposals to change the way contributions are assessed, but we cannot predict when or whether the FCC will act on these proposals.

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

State regulatory agencies have jurisdiction over our intrastate services, including our rates. State agencies require us to file periodic reports, pay various fees and assessments and comply with rules governing quality of service, consumer protection and similar issues. These agencies may also have to approve the transfer of assets or customers located in the state, a change of control of our company or our issuance of securities or assumption of debt. The specific requirements vary from state to state. State regulatory agencies also must approve our interconnection agreements with incumbent carriers. Price cap or rate of return regulation for competitive carriers does not apply in any of our current markets. Imposition of new regulatory burdens in a particular state could affect the profitability of our services in that state.

Local Regulation

Our networks must comply with numerous local regulations such as building codes, municipal franchise requirements and licensing. These regulations vary on a city by city and county by county basis. In some of the areas where we provide service, we may have to comply with municipal franchise requirements and be required to pay license or franchise fees based on a percentage of gross revenue or other factors. Municipalities that do not currently impose fees may seek to impose fees in the future. Fees may not remain at their current levels following the expiration of existing franchises.

Competition

The communications industry is highly competitive. We believe the principal competitive factors affecting our business are:

•	pricing levels and policies

•	transmission speed

•	customer service

•	breadth of service availability

•	network security

•	ease of access and use

•	bundled service offerings

•	brand recognition

•	operating experience

•	capital availability

•	exclusive contracts

•	accurate billing

•	variety of services.

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

A continuing trend toward consolidation of communications companies and the formation of strategic alliances within the communications industry, as well as the development of new technologies, could give rise to significant new competitors that could put us at a competitive disadvantage.

Local Dial-tone Services

Incumbent Carriers

In each of the markets we target, we compete principally with the incumbent carrier serving that area. We have not achieved, and do not expect to achieve, a significant market share for any of our services. The incumbent carriers have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than ours and have the potential to subsidize competitive services with revenues from a variety of businesses.

Incumbent carriers also have long-standing relationships with regulatory authorities at the federal and state levels. While regulatory initiatives that allow competitive carriers to interconnect with incumbent carrier facilities provide increased business opportunities for us, interconnection opportunities have been and likely will continue to be accompanied by increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent carriers. If the incumbent carriers are allowed by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to their networks, our operating margins could be materially adversely affected. Future regulatory decisions that give the incumbent carriers increased pricing flexibility or other regulatory relief could have a material adverse effect on us.

Competitive Carriers/Long Distance Carriers/Other Market Entrants

We face, and expect to continue to face, competition from long distance carriers, including AT&T, MCI, and Sprint, seeking to enter, re-enter or expand entry into the local exchange market. We also compete with other competitive carriers, resellers of local dial-tone services, cable television companies, electric utilities, microwave carriers and wireless telephone system operators.

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

The Telecommunications Act radically altered the market opportunity for competitive carriers. Many existing competitive carriers that entered the market before 1996 had to build a fiber infrastructure before offering services. With the Telecommunications Act requiring unbundling of the incumbent carrier networks, competitive carriers have been able to enter the market more rapidly by installing switches and leasing standard telephone lines and cable or by means of a type of resale known as an UNE-P. However, under an FCC order issued in February 2005, the ILECs will no longer be required to offer a UNE-P alternative. The FCC order is subject to appellate court review. See “Government Regulations” above.

A number of competitive carriers are in our markets. We believe that not all competitive carriers, however, are pursuing the same target customers we pursue. We intend to keep our prices at competitive levels while seeking to provide, in our opinion, a higher level of service and responsiveness to our customers. Innovative packaging and pricing of basic telephone services are expected to provide competitive differentiation for us in each of our markets.

Long Distance Services

The long distance services industry is very competitive and many long distance providers experience a high average turnover rate as customers frequently change long distance providers in response to offerings of lower rates or promotional incentives by competitors. Prices in the long distance market have declined significantly in recent years. We expect to face increasing competition from companies offering long distance, data and voice services over the Internet. Companies offering these services over the Internet could enjoy a significant cost advantage because they do not currently pay common carrier access charges or universal service fees.

Data and Internet Services

We expect the level of competition with respect to data and Internet services to intensify in the future. We expect significant competition from:

•
Incumbent Carriers. Incumbent carriers sell commercial data and internet services. Some incumbent carriers have announced they intend to aggressively market these services to their residential customers at attractive prices. The incumbent carriers have an established brand name in their service areas, possess sufficient capital to deploy their services rapidly, invest in new technologies, and are in a position to offer service from central offices where we may be unable to secure collocation space.

•
Traditional Long Distance Carriers. Many of the leading traditional long distance carriers, including AT&T, MCI and Sprint, have expanded their capabilities to support high-speed, end-to-end networking services. These carriers have extensive fiber networks in many metropolitan areas that primarily provide high-speed data and voice services to large companies. They could deploy DSL services in combination with their current fiber networks. They also have interconnection agreements with many incumbent carriers and have secured collocation space from which they could begin to offer competitive DSL services. It is unclear at this time how the announced combinations of some of the traditional long distance carriers and certain ILECs will impact us.

•
Newer Long Distance Carriers. Numerous long distance carriers are managing high-speed networks nationwide, with direct sales forces, and are partnering with Internet service providers to offer services directly to business customers. They could extend their existing networks either alone or in partnership with others.

•
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

•
Internet Service Providers. Internet service providers offer Internet portal services which compete with our service. We offer basic web hosting and e-mail services and anticipate offering an enhanced set of Internet product and service offerings in the future. The competitive Internet service providers generally provide more features and functions than our current Internet portal.

•
Wireless Broadband Providers. Wireless technology is now available for certain business applications both in licensed and unlicensed spectrums. As this technology becomes more acceptable and as the cost of required equipment continues to decrease, wireless broadband providers will become more competitive with us. We recognize the potential of this medium and are conducting feasibility studies to assess the current technological and economic viability as a service offering.

Personnel

As of February 2005, we had approximately 800 employees. This number includes approximately 40 ICG employees who were hired during November and December 2004 in preparation for the purchase and integration of ICG assets in January 2005. This is a 10% increase from the approximate 730 employees at December 31, 2003. None of our employees are represented by a collective bargaining unit.

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

We have incurred net losses and negative cash flow in each year of our existence. We will need to continue to improve our operating results to achieve and sustain profitability and to generate sufficient positive cash flow from operations to meet our planned capital expenditures, working capital and any future debt service requirements. We have contractual commitments for approximately $12.9 million of payments during 2005 and plan to make approximately $10 million to $14 million of non-ICG capital expenditures during the year. If the revenues generated from our operations are not sufficient to cover these commitments and other operating expenses, we will need to rely on our cash balances, credit facility or other financing. Under any of these circumstances, our financial condition will be weakened.

Market conditions and our past performance resulted in our bankruptcy reorganization in 2002.

We filed for bankruptcy protection in April 2002 and completed our bankruptcy reorganization in July 2002. Although we eliminated substantially all of our substantial debt burden in the reorganization, are now long-term debt free and have improved our operating performance, we still face many of the same hurdles that existed prior to the bankruptcy and that resulted in the failure of a number of companies in our industry. In particular, we still have to compete with well-entrenched telephone companies such as Verizon and SBC, and we must still look to these aggressive competitors to supply us with access to their facilities in order for us to serve our own customers.

Failure of the ICG acquisition to achieve anticipated benefits could harm our business and operating results.

We expect that our acquisition of ICG’s customer base and certain network assets in California will result in significant benefits for us. The acquisition will not achieve its anticipated benefits unless we are successful in combining ICG's operations and integrating its products and services with ours in a timely manner. Integration will be a complex, time consuming and expensive process and may result in disruption of our operations and revenues if not completed in a timely and efficient manner. There may be substantial difficulties, costs and delays involved in integrating the acquired business with ours. These could include:

•	distraction of management from our business

•	incompatibility of business cultures

•	customer perception of an adverse change in service standards, business focus, billing practices or product and service offerings

•	costs and inefficiencies in delivering products and services to ICG customers

•	difficulty in integrating sales, support and product marketing

•	costs and delays in implementing common systems and procedures, including financial accounting systems

•	the inability to retain and integrate key management, research and development, technical sales and customer support personnel.

Further, we may not be able to realize any of the anticipated benefits and synergies of the acquisition. Any one or all of the factors identified above could cause increased operating costs, lower than anticipated financial performance, or the loss of customers, employees or business partners. The failure to integrate the ICG business with ours successfully would have a material adverse effect on our business, financial condition and results of operations.

Failure to retain key employees could diminish the anticipated benefits of the ICG acquisition.

The success of the ICG acquisition will depend in part on the retention of personnel critical to the business and operations of ICG due to, for example, their technical skills or management expertise. Some of ICG's employees may not want to work for us. In addition, competitors may seek to recruit employees during the integration. If we are unable to retain personnel that are critical to the successful integration and future operation of the acquired business, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the acquisition.

Failure to integrate the ICG business in a timely and cost efficient manner could have a negative effect on our liquidity and operating results.

Our inability to integrate the customers and network assets acquired from ICG in a timely and cost efficient manner may prevent us from achieving some or all of the planned operational and cost synergies. If the integration takes longer than anticipated or costs more than planned, it could have a negative impact on our liquidity and operating results.

Our failure to achieve or sustain market acceptance at desired pricing levels could impair our ability to achieve profitability or positive cash flow.

Prices for data communication services have fallen historically, a trend that may continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our ability to meet price competition may depend on our ability to operate at costs equal to or lower than our competitors or potential competitors. There is a risk that competitors may undercut our rates, increase their services or take other actions that could be detrimental to us. Lower prices will negatively affect our ability to achieve and sustain profitability.

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

If we were required to decrease the prices we charge for our services or to pay higher prices for services we purchase from ILECs and other competitive carriers, it would have an adverse effect on our ability to achieve profitability and offer competitively priced services. We must file tariffs with state and federal regulators, which indicate the prices we charge for our services. In addition, we purchase some tariffed services from ILECs and/or competitive carriers. The rates we pay for other services we purchase from ILECs and other competitive carriers are set by negotiations between the parties. All of the tariffed prices may be challenged in regulatory proceedings by customers, including ILECs, competitive carriers and long distance carriers who purchase these services. Negotiated rates are also subject to regulatory review. During the pendency of the negotiations, or if the parties cannot agree, the local carrier must charge the long distance carrier the appropriate benchmark rate established by regulation. This could have an adverse impact on our expected revenues and operating results. The prices charged by incumbent carriers for unbundled network elements, collocations and other services upon which we rely are subject to periodic review by state regulatory agencies. Change in these prices may adversely affect our business. For more details about our regulatory situation, please see “Government Regulations.”

The reorganization of our sales force and ability to attract and retain sales personnel may adversely affect our operating results.

The reorganization of our sales force has created a specific sales channel that focuses on large customers. These customers have more complex decision processes and more cautious approaches towards decision-making, resulting in a longer sales cycle for us. In addition, there may be periods of time when the sales force is not at its desired headcount in some or all of our sales channels, which may result in fewer sales and adversely affect our operating results. In addition, until a greater number of our sales personnel have been fully trained, there may be a delay in our achieving the desired effectiveness from our sales force, again adversely affecting our operating results.

Our services may not achieve sufficient market acceptance to allow us to become profitable.

To be successful, we must develop and market services that are widely accepted by businesses at profitable prices. Our success will depend upon the willingness of our target customers to accept us as an alternative provider of local, long distance, high-speed data and Internet services. Although always in the process of evaluating and rolling out additional products and services, we might not be able to provide the range of communication services our target business customers need or desire. A failure to develop acceptable product and service offerings will adversely affect our revenues and ability to achieve profitability.

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

If we are not able to obtain additional funds if and when needed, our ability to grow our business and our competitive position in our markets will be jeopardized.

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

Our annual and quarterly operating results may fluctuate as a result of numerous factors, many of which are outside of our control. These factors include:

•	delays in the generation of revenue because certain network elements have lead times that are controlled by incumbent carriers and other third parties

•	the ability to develop and commercialize new services by us or our competitors

•	the ability to deploy on a timely basis our services to adequately satisfy customer demand

•	our ability to successfully operate and maintain our networks

•	the rate at which customers subscribe to our services

•	decreases in the prices for our services due to competition, volume-based pricing and other factors

•	the development and operation of our billing and collection systems and other operational systems and processes

•	the rendering of accurate and verifiable bills from the ILECs from whom we lease transport and resolution of billing disputes

•	the incorporation of enhancements, upgrades and new software and hardware products into our network and operational processes that may cause unanticipated disruptions

•	the interpretation and enforcement of regulatory developments and court rulings concerning the 1996 Telecommunications Act, interconnection agreements and the antitrust laws

•	the timing and cost of the integration of the ICG assets purchased.

If our operating results fluctuate so as to cause us to miss earnings expectations, our stock price may be adversely affected.

The loss of senior members of our management team may adversely affect our operating results.

The loss of senior management personnel could impair our ability to carry out our business plan. We believe our future success will depend in large part on our ability to attract and retain highly skilled and qualified personnel. If one or more senior members of our management team leaves us, it may be difficult to find suitable replacements. The loss of senior management personnel may adversely affect our operating results as we incur costs to replace the departed personnel and potentially lose opportunities in the transition of important job functions. We do not maintain key man insurance on any of our officers.

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

Our operations support system is an important factor in our success and we continue to invest funds in maintaining and improving it. If our operations support system fails or is unable to perform, we could suffer customer dissatisfaction, loss of business or the inability to add customers on a timely basis, any of which would adversely affect our business, financial condition and results of operations. Furthermore, problems may arise with higher processing volumes or with additional automation features, which could potentially result in system breakdowns and delays and additional, unanticipated expense to remedy the defect or to replace the defective system with an alternative system.

Our failure to manage growth could result in increased costs.

We may be unable to manage our growth effectively, including the integration of ICG. This could result in increased costs and delay our introduction of additional services resulting in a reduction of expected revenues. The development of our business will depend on, among other things, our ability to achieve the following goals in a timely manner, at reasonable costs and on satisfactory terms and conditions:

•	purchase, install and operate equipment

•	negotiate suitable interconnection agreements with, and arrangements for installing our equipment at the central offices of, ILECs on satisfactory terms and conditions

•	hire and retain qualified personnel

•	lease suitable access to transport networks

•	obtain required government authorizations.

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

We must renew interconnection agreements currently in place with SBC Corp. (with its California and Illinois subsidiaries), Sprint Nevada and Verizon California after the FCC issues its new rules in the first quarter of 2005. Upon renewal of our interconnection agreements in the markets in which we operate, the rates charged to us under the interconnection agreements might be increased. The increased prices might impair our ability to price our services in a way to attract a sufficient number of customers and to achieve profitability. We may be able to contest price increases on regulatory grounds, but we may not be successful with any challenges and we could incur significant costs seeking the regulatory review.

Delays by the ILECs in connecting our customers to our network could result in customer dissatisfaction and loss of business.

We rely on the timeliness of ILECs and other competitive carriers in processing our orders for customers switching to our service and in maintaining the customers’ standard telephone lines to assure uninterrupted service. Therefore, the ILECs might not be able to provide and maintain leased standard telephone lines in a prompt and efficient manner as the number of standard telephone lines requested by competitive carriers increases. This may result in customer dissatisfaction and the loss of new business.

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

Our future revenues and success will depend on continued growth in the demand for Internet access and high-speed data services.

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

In addition, the market for high-speed data transmission is still evolving. Various providers of high-speed digital services are testing products from various suppliers for various applications, and no industry standard has been broadly adopted. Critical issues, including security, reliability, ease of use and cost and quality of various service options, remain unresolved and may impact the growth of these services.

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

RISK FACTORS RELATED TO OUR COMMON STOCK

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

The market price for our stock has been and may continue to be volatile. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our operating results or our competitors’ operating results

•	announcements of new product and service offerings by us or our competitors

•	changes in the economic performance or market valuations of communications carriers

•	changes in recommendations or earnings estimates by securities analysts

•	announcements of new contracts or customers by us or our competitors, and timing and announcement of acquisitions by us or our competitors

•	conditions and trends in the telecommunications industry

•	adverse rulings in one or more of the regulatory proceedings affecting us

•	conditions in the local markets or regions in which we operate.

Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts at some time in the future, and the trading prices of our stock could decline as a result. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many telecommunication companies, including ours. Our stock price has varied between $1.06 and $1.90 within the last 12 months, based on end of day stock quotes. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. In addition, any negative change in the public’s perception of competitive local exchange carriers could depress our stock price regardless of our operating results.

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

The market price of our common stock may decline as a result of the ICG acquisition.

The market price of our common stock may decline as a result of the acquisition if:

•	the integration of the ICG business with ours is unsuccessful

•	we do not achieve or are perceived not to have achieved the expected benefits of the acquisition as rapidly or to the extent anticipated by financial or industry analysts or investors, or

•	the effect of the acquisition on our financial results is not consistent with the expectations of financial or industry analysts or investors.

The market price of our common stock could also decline as a result of unforeseen factors related to the acquisition or other factors.

The costs of the ICG acquisition will be substantial, which could harm our financial results.

In connection with the ICG acquisition, we have incurred substantial costs and expect to continue to incur substantial costs. These include fees to investment bankers, legal counsel, independent accountants, consultants, and other expenses, as well as costs associated with the elimination of duplicative facilities and operational realignment expenses. If the benefits of the acquisition do not exceed the associated costs, including any dilution to our stockholders resulting from the issuance of shares of our common stock in the acquisition, our financial results, including earnings per share, could suffer, and the market price of our common stock could decline.

The attractiveness of our stock to potential purchasers and our stock price may be negatively affected by our rights plan and provisions of our certificate of incorporation, by-laws and Delaware General Corporate Law, which may have anti-takeover effects.

Our certificate of incorporation and by-laws contain provisions which may deter, discourage or make more difficult a takeover or change of control of our company by another corporation. These anti-takeover provisions include:

•	the authority of our board of directors to issue shares of preferred stock without stockholder approval on such terms and with such rights as our board of directors may determine, and

•	the requirement of a classified board of directors serving staggered three-year terms.

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

Item 2. Properties

We have leased office space in Pittsford, New York, a suburb of Rochester, where we maintain our corporate headquarters. The lease expires in March 2010, but provides we can terminate at any time after March 2005 without cost or penalty. We currently have no plans to terminate this lease.

We also lease space in Las Vegas, Nevada for our national customer service operations including our call center, national network operating center and local sales personnel. This lease expires in October 2009.

We own property housing three of our switches in California and one in Illinois. We also lease switch sites for our three remaining switches in Nevada and California. During February 2005, we entered into an agreement with the landlord to terminate our Nevada switch lease as of June 2006. We will move to a new leased site and have a new switch operational, all at our prior landlord’s expense, prior to closing the existing switch and vacating the premises. The two California leases will expire in 2010 and 2011. In addition, we have leased facilities to house our local sales and administration staff in the markets in which we operate.

With the ICG acquisition, subsequent to December 31, 2004, we have acquired an additional nine switch and four equipment hub sites all within our existing five markets. These sites are all leased, with lease terms expiring through 2010. We did not acquire any of the switches in these facilities.

Item 3. Legal Proceedings

We are party to numerous state and federal administrative proceedings. In these proceedings, we are seeking to define and/or enforce incumbent carrier performance requirements related to:

•	the cost and provisioning of those network elements we lease;

•	the establishment of customer care and provisioning;

•	the allocation of subsidies; and

•	collocation costs and procedures.

The outcome of these proceedings will establish the rates and procedures by which we obtain and provide leased network elements and could have a material effect on our operating costs.

On February 17, 2005, a class action lawsuit was commenced against us, alleging violations of California Labor Code Sections 2802 and 2804. The group of plaintiffs attempting to be formed and certified as a class would include our sales representatives in California for the past four years. The plaintiffs are seeking to recover what they claim to be unreimbursed expenses incurred in the performance of their duties, including additional mileage reimbursement. The action is pending in Superior Court of the State of California for the County of Los Angeles. We deny any liability to the plaintiffs, and intend to vigorously defend the action, and believe that ultimate settlement or damages awarded, if any, will not have a material adverse effect on our financial position, results of operations or cash flows.

We are party to an equipment lease dispute that has resulted in claims being made against us and certain of our subsidiaries. On November 1, 2002, the plaintiff initiated the first of several actions against our subsidiary in the Circuit Court of St. Louis County, Missouri, and has also filed actions in the U.S. Bankruptcy Court for the District of Delaware for recovery of claimed damages. At December 31, 2004, we have recorded a contingent liability reserve for this matter in “Accrued Other Expenses” on our consolidated balance sheet based on the amount of lease payments that were unpaid when the legal actions commenced. We intend to vigorously defend the action and believe that ultimate settlement or damages awarded, if any, will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, we engage in other litigation and governmental proceedings in the ordinary course of our business, including some claims that we have asserted against others, in which monetary damages are sought. The result of current or future litigation is inherently unpredictable; however, we do not believe any other asserted or pending litigation or governmental proceeding will have a material adverse effect on our results of operations or financial condition.

We are also affected by regulatory proceedings, including those discussed above under “Government Regulations” and the following:

California

On September 23, 2004, the California Public Utilities Commission ("CPUC") adopted new rates that Southwestern Bell Corporation ("SBC") California may charge us and other competitive local telephone companies for access to its network. The CPUC decision in the proceeding known as the "UNE Reexamination" increased the cost of some network elements (e.g., 2-wire voice loops) and, decreased the cost of others (e.g., high-capacity digital loops). Although we purchase both voice loops and high-capacity digital loops, the likely net effect will be to increase our costs in California in the future. However, if we continue our growth rate in sales of high-capacity digital loops, the net impact of the new rates will be reduced. The CPUC rates are subject to downward revision as a result of a decision issued July 14, 2004, by the Ninth Circuit Court of Appeals.

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

Illinois Decision

On May 9, 2004, the Illinois Commerce Commission issued its order regarding costs of loops in Illinois (known as the TELRIC case). As a result of the decision, the rates at which competitive local telephone companies purchase loops would increase for some elements such as 2-wire voice loops and decrease for other elements such as high-capacity digital loops. The likely net effect on us in the short term is expected to be an increase in costs in Illinois as our current installed base contains more voice loops than digital loops. However, if our current increases in growth of high-capacity digital loops continues, the net impact of the new rates will be reduced. The decision is being challenged via a related proceeding (known as the Imputation case) at the Illinois Commerce Commission (“ICC”). The ICC is analyzing the new UNE prices to determine whether the ILEC’s increased prices create an anti-competitive price squeeze.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities

Market Information

Our common stock, $0.001 par value, traded on the National Association of Securities Dealers Over the Counter Bulletin Board, a regulated service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities under the symbol “MPOW.OB” throughout 2003 and until May 20, 2004, when our common stock was approved for trading on the American Stock Exchange under the symbol “MPE”. As of March 7, 2005, the closing price of our common stock was $1.56. The following sets forth the reported high and low sale prices for the common stock for each quarterly period in fiscal 2003 and 2004.

	High	Low
Quarter Ending March 31, 2003	$0.30	$0.16
Quarter Ending June 30, 2003	$1.21	$0.16
Quarter Ending September 30, 2003	$1.62	$0.99
Quarter Ending December 31, 2003	$1.81	$1.29
Quarter Ending March 31, 2004	$1.72	$1.31
Quarter Ending June 30, 2004	$1.47	$1.18
Quarter Ending September 30, 2004	$1.33	$1.06
Quarter Ending December 31, 2004	$1.90	$1.20

As of March 7, 2005, there were approximately 280 holders of record of our common stock.

Dividends

No cash dividends have ever been declared by us on our common stock. We intend to retain earnings to finance the development and growth of our business. We do not anticipate that any dividends will be declared on our common stock for the foreseeable future. Future payments of cash dividends, if any, will depend on our financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by our board of directors. Our ability to declare and pay dividends on our common stock may in the future be restricted by covenants in debt indentures we may enter into.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants or other rights to acquire equity securities under our equity compensation plans as of December 31, 2004:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	21,794,568	$0.94	5,260,052
Total	21,794,568	$0.94	5,260,052

Item 6. Selected Financial Data

The information required by this Item is as follows (in thousands except per common share amounts):

	Reorganized Mpower Holding			Predecessor Mpower Holding
	2004	2003	2002 (3)	2002 (3)	2001	2000
Operating revenues	$151,010	$148,172	$62,815	$83,289	$136,116	$111,292
(Loss) income from continuing operations	(6,313)	(18,765)	17,754	(43,204)	(400,343)	(211,738)
(Loss) income from continuing operations per common share (1)	(0.08)	(0.27)	0.27	(0.79)	(7.13)	(4.56)
Total assets (2)	104,964	109,029	127,423	—	613,647	1,172,460
Long-term debt and capital lease obligations including current maturities (2)	—	256	5,009	—	430,686	485,081
Predecessor Mpower Holding Series C Convertible Redeemable Preferred Stock (2)	—	—	—	—	46,610	42,760
Predecessor Mpower Holding Series D Convertible Redeemable Preferred Stock (2)	—	—	—	—	156,220	202,126

(1)	See Note 1 to accompanying consolidated financial statements.

(2)	Not provided for “Predecessor Mpower Holding 2002” column since year-end information is indicated in “Reorganized Mpower Holding 2002” column.

(3)	“Predecessor Mpower Holding 2002” represents the period from January 1, 2002 to July 30, 2002, whereas “Reorganized Mpower Holding 2002” represents the period from July 31, 2002 to December 31, 2002.

The numbers reflected above may not be comparable because of our rapid growth until 2000, reduction of markets thereafter and the elimination of a substantial portion of our debt and all of our preferred stock, as well as the application of fresh-start accounting, in connection with our reorganization in 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following Management's Discussion and Analysis ("MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying financial notes ("Notes") appearing elsewhere in this report. This overview provides our perspective on the individual sections of MD&A, which include the following:

Executive Summary - an executive review of our performance for the year ended December 31, 2004.

Company Overview - a general description of our business, the services we offer, the markets we serve, our emergence from Chapter 11 proceedings, our adoption of fresh-start accounting, our recapitalization and our recent acquisition of certain assets from ICG Communications, Inc. ("ICG").

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

Forward Looking Statements - cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

Executive Summary

As we look back over our 2004 results, it was clearly a year of progress for our business as well as new challenges and opportunities.

•	We saw our full-year core customer trade revenue grow 5% over 2003.

•
Our total revenue from continuing operations for the full year 2004 was $151.0 million, nearly 2% higher than the prior year, despite a reduction of $3.2 million of switched access revenue year over year.

•
Our rate of core customer trade revenue growth continued to accelerate throughout the year. The percentage increase in core customer trade revenue from continuing operations in each quarter compared to the revenue from the same quarter in 2003 was 2% for the first quarter, 5% for the second quarter, 5% for the third quarter, and 7% for the fourth quarter.

•	Our average monthly business line churn in 2004 was 1.6% versus an average of 2.3% in 2003 while our average monthly residential line churn decreased from an average of 5% in 2003 to 4% in 2004.

•
In terms of our trade accounts receivable, our days sales outstanding continued to improve and stood at 20.1 days at the end of 2004 versus 21.1 days at September 30, 2004, and 24.7 days at December 31, 2003.

•	Our cost of operating revenues (excluding depreciation and amortization) for 2004 totaled $69.3 million, 8% lower than the full year 2003.

•	Our selling, general and administrative expenses (excluding depreciation and amortization) totaled $73.1 million, $4.5 million or 6% lower than the full year 2003.

•	Our cash flow from operations improved from negative $9.4 million in 2003 to positive $14.3 million in 2004.

•	We believe we made an important acquisition when we acquired the fiber optic network, certain other assets and revenue stream of ICG’s California business in January 2005.

•
We announced the largest customer deal in our company’s history when we signed a 30 month contract with Tierzero in January 2005. We expect to bill this customer over $0.1 million each month during the contract term. This contract is a good example of the opportunity we now have to provide other carriers with network capability on a wholesale basis. We believe that our deep and dense network of fiber and collocations provides the breadth and depth of transport services that other carriers need. Our switch services offer a UNE-P alternative to these carriers.

•
We incurred $7.9 million of capital expenditures for the year, which is exclusive of $2.4 million related to preparing for the integration of the assets acquired from ICG on January 1, 2005. We had $7.8 million of capital expenditures in 2003.

Opportunities and Challenges

Operating in today’s telecommunications environment provides unique opportunities for our company. Challenges accompany these opportunities. Looking forward, we have identified three key challenges, which are:

Evolving regulatory environment

•	In 2004, we were required to absorb substantial price increases in our basic copper voice-grade equivalent loops, but the increased costs were offset (to a large extent) by lower T-1 loop pricing.

•	The FCC has recently ruled in its triennial review order, that the incumbent local phone companies (“ILEC”) will no longer have to provide unbundled network element platform (“UNE-P”) level services.

•
That ruling goes into effect March 2005 for new customers, and March 2006 for existing bases of customers. As a result we believe that over the next 12 months, any telecom company that has used UNE-P as a delivery platform must either negotiate a new arrangement with the ILEC, build a network, or find a wholesale provider (other than the ILEC) that has a network. We have not used UNE-P as our delivery platform although we are actively pursuing opportunities to provide network-based alternatives to UNE-P carriers on a wholesale basis in light of recent regulatory changes.

•
In California we now have a substantial fiber optic, switching, and collocation infrastructure that we can offer to these carriers on a wholesale basis. If this business unit is successful, any rapid growth may challenge our resources.

Organic Revenue Growth

•
We continue to find our ability to increase the number of our quota carrying account managers a challenge. We have been unable to hire and train the number of sales personnel that we had targeted in 2004. To address this, we will be investing in more recruiting and training initiatives throughout 2005 to meet this challenge.

Mergers and Acquisitions

•
On the acquisition front, we continue to seek and evaluate potential transactions that will further leverage our network and other core strengths. We will, however, continue to be disciplined in our approach.

Inclusive of our recent ICG acquisition in January 2005, we currently estimate 2005 revenue to be between $200 million and $208 million and our net loss to be between $8.6 million and $5.5 million. We estimate 2006 revenue to be between $220 million and $230 million with net income of $8.5 million to $12.6 million. We estimate our non-ICG related capital expenditures to be between $10 million and $14 million for 2005 and $10 million to $12 million in 2006. Finally, we expect to incur $4.1 million to $5.2 million to integrate the acquired ICG assets during the first three quarters of 2005.

Company Overview

We were one of the first facilities-based competitive local telephone companies founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. Today, we offer local and long distance voice services as well as high-speed Internet access and IP telephony by way of a variety of broadband product and service offerings over our own network of collocations and switches. On January 1, 2005 we acquired certain assets of ICG Communications Inc. (“ICG”) in California. The assets acquired include ICG’s customer base and certain network assets in California, including a 1,412 route mile state-wide fiber ring and 915 miles of metropolitan fiber rings that connect 128 commercial buildings and 33 collocations throughout major cities in California. Our services have historically been offered through our wholly-owned subsidiary, Mpower Communications Corp. (“Communications”) primarily to small and medium-sized business customers in all of our markets and residential customers primarily in the Las Vegas market. Our markets include Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois. As of February 2005, we have approximately 48,000 business customers and approximately 18,000 residential customers, excluding the customers we obtained in the ICG acquisition. The average ICG customer will generate more monthly revenue for us than a typical traditional “Mpower” customer. We also bill a number of major local and long distance carriers for the costs of originating and terminating traffic on our network for our local services customers. We do not have any unbundled network element platform (“UNE-P”) revenues, although we are actively pursuing opportunities to provide network-based alternatives to UNE-P carriers on a wholesale basis in light of recent regulatory changes. During 2004, we acquired approximately 78% of our new sales through our direct sales force and supporting staff, with the remainder acquired through agent relationships and outbound telemarketing.

As a facilities-based provider, we own and control a substantial amount of our network infrastructure. Our network reaches across 297 central office collocation sites. In April 2004, we began selling T1 services to customers using facilities that do not directly connect to these collocation sites. We refer to this as “off-network.” Having off-network facilities increases our number of potential customers. With the addition of the ICG California assets in January 2005, we have added a statewide SONET-based fiber network to our deep collocation and switching infrastructure, which allows us to offer new products such as private line, accelerates our speed-to-market with IP Centrex capabilities, including VOIP, positions us as a strong player in the wholesale market, and reduces our reliance on the ILECs.

We have over 268,000 billable lines in service, excluding lines serving customers we obtained in the ICG acquisition. The services we provide for these billable lines generate our revenues. As of February 2005, we have approximately 800 employees, including those who joined us from ICG. We have established working relationships with Verizon, Sprint, and SBC.

We were one of the first competitive communications carriers to implement a facilities-based network strategy. As a result, we own the network switches that control how voice and data communications originate and terminate, we install our network equipment at collocation sites of the incumbent carriers, and we lease the telephone lines or transport systems, over which the voice and data traffic are transmitted. As a result of the ICG acquisition we now also have a fiber ring network in California that gives us additional network and traffic routing options. As we have already invested in and built out our own network, we believe that our strategy has allowed us to establish and sustain service in our markets at a comparatively low cost, while maintaining control of the access to our customers.

Our business is to deliver integrated voice and broadband data solutions. Specifically, we provide small, medium-sized and now larger size business customers, as well as wholesale customers, with a full suite of communications services and features, integrated on one bill, with the convenience of a single source provider. As of February 2005, we have approximately 48,000 business customers (excluding the customers obtained in the ICG acquisition), providing local voice telephone service and broadband Internet by way of SDSL and T1. By using our existing equipment and interconnection agreements with incumbent carriers and network capabilities, we are able to offer fully integrated and channelized voice and data product and service offerings over a T1 connection. In order to serve the largest portion of our target audience, our combined voice and data network allows us to deliver services in several combinations over the most favorable technology: basic phone service on the traditional phone network, SDSL service, integrated T1 voice and data service, or data-only T1 connectivity. Our service offerings have been increased through the acquisition of ICG, providing us with the ability to be a wholesale provider to large IXCs, CLECs, and ISPs. We have established a dedicated wholesale channel to focus on the unique needs of this customer base. With access to our facilities-based distributed network architecture and broad range of products and services, we offer wholesale customers opportunities to enhance or expand their business models.

We have operated our business as one segment. We manage our business as a consolidated entity managed at a national level. Our products and services have similar network operations, back-office support and technology requirements and are sold through similar sales channels to a similar targeted customer base. Therefore, we manage these services as a single segment that are sold in geographic areas, or markets, within the United States, or that are sold to customers with a presence across geographical markets. We regularly evaluate the makeup of our business to determine whether more than a single segment exists as our business evolves and develops.

ICG Acquisition

On January 1, 2005 we acquired certain assets of ICG in California. The assets acquired include ICG’s customer base and certain network assets in California, including a 1,412 route mile state-wide fiber ring and 915 miles of metropolitan fiber rings that connect 128 commercial buildings throughout major cities in California. We expect to fully integrate the ICG assets throughout 2005.

We purchased these assets for (i) $13.5 million in the form of 10,740,030 shares of our common stock and (ii) warrants to purchase another 2,000,000 shares of our common stock with a strike price of $1.383 per share. These shares and warrants were issued to ICG, a privately held company recently acquired by Columbia Capital and M/C Venture Partners. We also assumed certain of ICG’s capitalized leases in California, including its long-term leases for its fiber network. These leases have an approximate value of $24 million. MCCC received one seat on our board of directors as a result of this transaction.

In connection with the acquisition, in January 2005, Columbia Capital and M/C Venture Partners, through their ownership of MCCC ICG Holdings, LLC (“MCCC”), invested $2.5 million in cash for an additional 1,988,894 shares of our common stock on January 5, 2005.

The ICG transaction involved a management services agreement and a transition services agreement that maintained the continuity of the ICG operations in California and prepared for the transfer of required business functions to us. Under the management services agreement, we are to reimburse ICG for the cost of specific services provided by ICG on our behalf. For the year ended December 31, 2004, we recognized direct acquisition costs of $0.7 million for services and fees incurred under the management service agreement. The ICG definitive agreement also provides that the operating results of the California operations acquired accrued to our benefit between the date the definitive agreement was signed (October 22, 2004) and final closing (January 1, 2005). The California operations generated operating income of $0.3 million during the period which has been recorded as an offset to the gross direct acquisition costs incurred under the management services agreement. We have also recorded additional direct acquisition costs during 2004 of $0.7 million primarily for legal and consulting fees incurred in connection with the ICG acquisition. The $1.1 million of net direct acquisition costs described above have been included in our consolidated balance sheets in other long-term assets at December 31, 2004, and will be considered in our purchase accounting calculations in the first quarter of 2005. Commencing on the transaction closing date, January 1, 2005, certain services will be provided by ICG to us under a transition services agreement. These services are expected to be provided through approximately June 30, 2005 and will be included in our operating results commencing January 1, 2005.

Markets

As of February 2005, we operate in five markets in three states and have 297 incumbent carrier central office collocation sites and 177 off-network collocation sites. The major markets in our footprint are: Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois. The table below shows the distribution of our central office collocation sites within these markets.

	Number of Collocations
Market	On-Network	Off-Network
Los Angeles	142	63
San Diego	28	19
Northern California	43	64
Las Vegas	18	—
Chicago	66	31
Totals	297	177

We believe there is significant growth potential within our existing market footprint, especially in California, with the customer base, network assets and services offerings acquired from our ICG acquisition. In addition, our network backbone, including our recent ICG fiber ring acquisition, is scalable and can provide reliability and service quality across our collocation footprint, while affording us the benefit of spreading the fixed costs across our base of markets. Use of off-network facilities will also allow us to sell certain T1 services to customers that are not within the geographic reach of our collocation sites.

Emergence from Chapter 11 Proceedings

On April 8, 2002, we filed a voluntary, pre-negotiated reorganization plan for us along with our subsidiaries, Mpower Communications Corp. (“Communications”) and Mpower Lease Corporation, a wholly-owned subsidiary of Communications, under Chapter 11 of the Federal bankruptcy code in the U.S. Bankruptcy Court for the District of Delaware. None of our other direct or indirect subsidiaries were parties to any bankruptcy, reorganization or liquidation proceedings. We operated as a debtor in possession from April 8, 2002 until our emergence from bankruptcy on July 30, 2002.

On July 30, 2002, we and our subsidiary Communications formally emerged from Chapter 11 as our recapitalization plan (the “Plan”) became effective. Also on July 30, 2002, the Bankruptcy Court dismissed the Chapter 11 case of Mpower Lease Corporation.

Adoption of Fresh-Start Accounting

As a consequence of the reorganization occurring as of July 30, 2002, the 2002 financial results have been separately presented under the label “Predecessor Mpower Holding” for the period January 1 to July 30, 2002 and “Reorganized Mpower Holding” for the period July 31 to December 31, 2002. For discussion purposes, the operating results for the periods January 1, 2002 to July 30, 2002 and July 31, 2002 to December 31, 2002 have been added together to compare 2002 results to the fiscal years ended December 31, 2003 and 2004.

As of July 30, 2002, we implemented fresh-start accounting under the provisions of Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Under SOP 90-7, our reorganization fair value was allocated to our assets and liabilities, our accumulated deficit was eliminated, and our new equity was issued according to the Plan as if we were a new reporting entity. In conformity with fresh-start accounting principles, Predecessor Mpower Holding recorded a $244.7 million reorganization charge to adjust the historical carrying value of our assets and liabilities to fair market value reflecting the allocation of our $87.3 million estimated reorganized equity value as of July 30, 2002. We also recorded a $315.3 million gain on the cancellation of debt on July 30, 2002 pursuant to the Plan.

As a result of reorganization, the financial statements published for the periods following the effectiveness of the Plan will not be comparable to those published before the effectiveness of the Plan.

As a result of the implementation of the Plan in 2002, we have determined that we have experienced an ownership change under Section 382 of the Internal Revenue Code. An ownership change generally occurs when certain persons or groups increase their aggregate ownership percentage in a corporation’s stock by more than 50 percentage points during a measurement period. As a result of this ownership change, Section 382 will apply to limit our ability to utilize any remaining net operating losses (“NOLs”) generated before the ownership change as well as certain subsequently recognized “built-in losses” and deductions existing as of the date of the ownership change to $4.4 million per year. Our ability to utilize new NOLs arising after the ownership change will not be affected by the Section 382 ownership change that resulted from implementation of the Plan.

Recapitalization

Our emergence from the pre-negotiated Chapter 11 proceeding and the recapitalization of our balance sheet in July 2002 was a significant first step in a multi-step and sequential process to reshape our company. We also repurchased the remaining secured notes in November 2002 and January 2003. Though these transactions, we have no liens on any network equipment and there is no debt remaining on our balance sheet.

In January 2003, we furthered our commitment to reshaping our business with the announcement of the sale of 15 of our markets to three other regional telephony companies. The completion of these transactions in March and April 2003, significantly reduced our cash burn, brought approximately $19.3 million of additional cash to the business, and resulted in geographic concentration and efficiencies for the rest of the business. These transactions are more fully described in “Discontinued Operations.”

We believe the next step in reshaping our company will be to scale the business for future growth. This will continue to be our focus in 2005. To do this, we intend to concentrate on being a significant presence and fierce competitor in the telecommunications marketplace serving small, medium, and large business customers, while establishing our wholesale revenue channel. Our continuing markets will be in California, Nevada and Illinois. We intend to continue to explore opportunities to add revenue streams to our existing network through transactions that are accretive to shareholder value such as the ICG acquisition in January 2005. In addition, we intend to continue to invest in our markets by adding capacity and technology on our network to meet the demand for our services.

Summary

We have experienced operating losses since our inception as a result of efforts to build our customer base, develop and construct our communications network infrastructure, build our back-office capabilities, and expand our market base. We intend to continue to focus on increasing our customer base through growth in the numbers of direct quota carrying sales representatives selling our services, selling through our agent channel, expanding our inside sales efforts and establishing a wholesale channel. We will seek to bring increased capabilities to our existing customer base, along with seeking to increase our operating margins by improving the cost effectiveness of our network, offering higher margin products and services to our customers as well as streamlining our general and administrative functions.

With a challenging and rapidly changing competitive and regulatory environment, we may be forced to change our strategy. The following trends and uncertainties may affect both us and our industry, but we have concluded that it is not reasonably likely that these trends and uncertainties will have a material effect on our liquidity, capital resources or results of operations.

•	Competing technologies continue to emerge and grow that challenge our business such as wireless communications and various VOIP applications.

•	Consolidation in the industry may strengthen the surviving companies that compete with us.

•
In the regulatory environment, the District of Columbia Circuit on March 2, 2004, ruled on the FCC’s Triennial Review Order (“TRO”) on local telephone competition. The ruling overturned portions of the FCC's latest telephone competition policy rules. While we do not anticipate any significant impact to our business from this ruling, it is indicative that the environment in which we compete continues to evolve. We anticipate we will continue to grow in the midst of this environment, but may need to change our strategy in response to future changes to the competitive environment.

Liquidity and Capital Resources

We have historically incurred negative cash flows from operating activities through the year ended December 31, 2003. We believe that we now have sufficient resources and liquidity to fund our planned operations.

Our working capital improved from the year ended December 31, 2002 to December 31, 2003 by $13.1 million. Our working capital plus long-term investments available-for-sale decreased slightly in the year ended December 31, 2004 by $0.6 million. This decrease was primarily the result of an incremental capital investment in the fourth quarter of 2004 of $2.4 million related to preparing for the integration of the assets acquired from ICG on January 1, 2005.

Working Capital:	Year Ended December 31,
	2004	2003	2002
Current Assets	$51,755	$53,001	$52,778

Current Liabilities	41,975	40,577	56,131

Working Capital	$9,780	$12,424	$(3,353)

Long-term investments available-for-sale	$2,041	$—	$—

While we anticipate our ICG acquisition will positively contribute to our operating income in 2005, we estimate that the related transition expenses and capital expenditures will have a slightly negative impact on our cash, cash equivalent and investment balances by December 31, 2005.

On February 10, 2005, we entered into an amendment to our lease with our landlord for a switch site in Las Vegas, Nevada. Under the amendment, our landlord agreed to pay us the sum of $8.0 million in consideration for our agreeing to vacate the switch site by June 30, 2006. In addition, in the event we need to supply fiber optic cable to our new location, the landlord has agreed to reimburse us for the actual costs incurred up to $0.5 million. We intend to expend all or a significant portion of the $8.0 million to purchase equipment and construct a new switch at a new lease site to be determined in Las Vegas, Nevada, so that the new switch will be operational prior to closing the switch and vacating the existing premises. We received $7.7 million of cash in February 2005 related to this agreement with the remainder ($0.3 million) to be recognized by abating our rent obligations through June 30, 2006. We expect that most of the cash expenditures associated with this relocation will be completed by December 31, 2005. A substantial portion of these expenditures will be capital expenditures and these expenditures are in addition to the non-ICG related capital expenditure of $10 million to $14 million planned to be spent in our business in 2005 as mentioned above.

We have completed, and continue to pursue, several initiatives intended to increase liquidity and better position us to compete under current conditions and anticipated changes in the telecommunications sector. These include:

•	Having a $250 million shelf registration statement on Form S-3 declared effective by the Securities and Exchange Commission during May 2004;

•	Continuing to have available a $7.5 million funding credit facility secured by certain customer accounts receivables;

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

As of December 31, 2004, we had $37.4 million in unrestricted cash, cash equivalents and short and long-term investments available-for-sale. We believe that these balances, when combined with the above initiatives that are the basis for our on-going business model, will generate enough liquidity to fully fund our business, including capital expenditures, on a continuing basis. Our investments available-for-sale consist of auction rate securities, government agency notes, and corporate bonds. All investments are made in accordance with our Investment Policy and Guidelines approved by our Board of Directors.

Developing and maintaining our network and business has required and will continue to require us to incur capital expenditures primarily consisting of the costs of purchasing network and customer premise equipment and maintaining our operations support system. Cash outlays for capital expenditures during 2004 were $5.6 million.

Our capital expenditures will focus on the augmentation of our operating support system and our network to add new product and service offerings and customers and to improve the cost efficiency of our network, as we have completed the footprint build-out of our network in the markets in which we operate. We estimate our non-ICG related capital expenditures to be between $10 million to $14 million for 2005 and $10 million to $12 million in 2006. We will also spend cash on integrating ICG assets to achieve network synergies and savings. In addition, as discussed above, we will spend a significant portion of the $7.7 million we received from our landlord to purchase equipment and construct and equip a new switch facility at a relocated lease site to be determined in Las Vegas, Nevada.

We expect that funding for our capital expenditures will be from cash on hand as well as cash generated from operations. Included in our total planned capital expenditures are the following:

Network Capacity and Capability: Based on our planned customer growth, we anticipate spending approximately $7.0 million in 2005 to add to the capacity of our voice and data network as well as adding additional capability and features for new product and service offerings.

Information Technology: We anticipate spending approximately $1.5 million in 2005 in information technology that we expect to improve our back-office productivity and improve the quality of our customer interactions.

Customer Acquisition: We anticipate spending approximately $2.0 million in 2005 in acquiring customer premise equipment that will support the addition of new customers to our network.

We continually evaluate our capital requirements plan in light of developments in the telecommunications industry and market acceptance of our service offerings. The actual amount and timing of future capital requirements may differ materially from our estimates as a result of, among other things:

•	the cost of the development and support of our networks in each of our markets

•	the extent of price and service competition for telecommunication services in our markets

•	the demand for our services

•	regulatory and technological developments

•	our ability to develop, acquire and integrate necessary operating support systems

•	our ability to re-deploy assets held for future use

As such, actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements.

Private Placement

During September 2003, we entered into a Securities Purchase Agreement under which we raised approximately $16.0 million, net of selling costs, through the private placement of 12,940,741 shares of common stock at $1.35 per common share. We also issued warrants to purchase 2,588,148 shares of common stock to the investors who participated in the private placement at a price of $1.62 per common share in connection with the transaction. In addition, pursuant to an exclusive finders agreement between us and the Shemano Group, Inc. (“Shemano”), we issued warrants to Shemano and its affiliates to purchase 349,400 shares of common stock at a price of $1.62 per common share as partial consideration for services rendered in connection with the private placement. These warrants are exercisable at any time and expire five years from the issuance date. Additional warrants to purchase up to 83,856 shares of common stock will be issued to Shemano and its affiliates in the event the warrants held by the investors are exercised.

Shelf Registration

During February 2004, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission seeking to register up to $250 million of new securities, which could include shares of our common stock, preferred stock, warrants to purchase common stock, or debt securities. This filing was declared effective during May 2004. The filing of this shelf registration statement could facilitate our ability to raise capital, should we decide to do so, in the future. The amounts, prices and other terms of any new securities would be determined at the time of any particular transaction.

During January 2004, we adopted a warrant program under which up to 1,000,000 shares of our common stock are authorized for issuance. The shares issuable under the warrant program are covered by our shelf registration statement on Form S-3 filed in 2004. The intent of the warrant program is to make available to independent sales agents hired by us warrants to purchase shares of our common stock, with the number of warrants to be granted based on the increase in baseline sales performance achieved by these independent sales agents. During 2004, we issued warrants to purchase 260,430 shares of common stock through this program with a weighted average exercise price of $1.38 per common share. These warrants are exercisable at any time and expire three years from the date of issuance.

This shelf registration was also used for the sale of 1,988,894 shares of our common stock to the owners of ICG in connection with the acquisition of certain ICG assets in January 2005.

Cash Flow Discussion

In summary, our cash flows for the year ended December 31, 2004 were as follows (in thousands):

Year Ended December 31,
2004
Net Cash Provided by Operating Activities	$14,342
Net Cash Used in Investing Activities	$(15,182)
Net Cash Used in Financing Activities	$(1,140)

The above summary of cash flows includes cash and cash equivalents.

For the year ended December 31, 2004, we achieved positive cash from operations for the first year in our history. We were able to achieve cash from operations primarily as a result of generation of higher margin revenue streams, operational efficiencies and associated expense reductions, elimination of expenses associated with the markets we exited and management of accounts payable and accounts receivable.

Cash and Cash Equivalents: At December 31, 2004, cash, cash equivalents, and short and long-term investments available-for-sale were $37.4 million. This balance has the following components (in thousands):

Cash and cash equivalents	$27,327
Investments available-for-sale	8,064
Long-term investments available-for-sale	2,041
Total at December 31, 2004	$37,432

Long-term Restricted Cash: Long-term restricted cash amounted to $9.5 million as of December 31, 2004. This restricted cash primarily represents a commitment we made in September 2001, to pay employee retention and incentive compensation bonuses, subject to the terms of the agreements with certain employees. In addition, we committed to make severance payments to certain employees in the event they are terminated involuntarily, without cause or if they terminate voluntarily with good cause. In November 2001, we established an irrevocable grantor trust, which was funded at a level sufficient to cover the maximum commitment for retention, incentive compensation and severance payments. For the years ended December 31, 2004 and 2003, we paid out $0.1 million and $2.1 million, respectively, relating to these commitments. In October 2002, we established and funded a second irrevocable grantor trust with $2.0 million, which was determined to be the amount sufficient to pay all severance benefit obligations pursuant to employment agreements for several of our executives and any other severance or retention agreements in effect that were not funded by the trust adopted by us in November 2001. These two trusts were established prior to our bankruptcy filing to reassure key employees that our retention, incentive compensation and severance benefit obligations to employees would be able to be paid. Our ability to successfully carry out our business plan depended on the retention of our key employees, and we were concerned about the possible loss of some key employees without the establishment of the trusts. In November 2002, we established a $2.0 million trust for the future purchase, if needed, of run-off insurance for our directors and officers. This trust was established to reassure our board of directors and key employees that no matter what our financial condition in the future, they would be protected with run-off insurance in the event of a merger, acquisition or other event requiring such insurance coverage.

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

Cash Flows from Operating Activities and Investing Activities

Our statements of cash flows are summarized as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002

Net cash provided by (used in) operating activities	$14,342	$(9,444)	$(124,238)

Cash flows (used in) provided by investing activities:
Purchases of property and equipment, net of payables	$(5,623)	$(7,229)	$(17,406)
Proceeds from sale of assets from discontinued operations net of costs associated with sale of assets	63	19,364	—
(Purchase) sale of investments available-for-sale	(10,505)	—	157,705
Other investing activities	883	3,635	5,760
Net cash (used in) provided by investing activities	$(15,182)	$15,770	$146,059

Operating Activities: Cash flows from operating activities increased by $23.8 million for 2004 compared to 2003. The key component of this improvement was a 7% reduction in operating expenses from continuing operations and generation of higher margin revenue streams. Cash flows used by operating activities decreased 92% for 2003 compared to 2002, the key component of this improvement was a 21% reduction in operating expenses from continuing operations and a 93% reduction in operating expenses from discontinued operations.

Investing Activities: For the year ended December 31, 2004, we used $15.2 million in cash from investing activities. The cash used in 2004 primarily represents the investment of $5.6 million in capital expenditures and a $10.5 million purchase of investments available-for-sale. See the preceding discussions regarding our expected capital expenditures in 2005.

Cash Flows from Financing Activities

	Year Ended December 31,
	2004	2003	2002

Cash flows (used in) provided by financing activities:
Repurchase of Senior Notes	$—	$(2,154)	$(13,707)
Costs associated with planned acquisition	(965)	—	—
Payments on other long-term debt and capital lease obligations	(256)	(1,569)	(6,629)
Proceeds from issuance of common stock, net of costs associated with issuance of common stock	81	16,062	—
Other financing activities	—	(131)	138
Net cash (used in) provided by financing activities	$(1,140)	$12,208	$(20,198)

Financing Activities: For the year ended December 31, 2004, we used $1.1 million of cash in financing activities, primarily related to costs incurred in connection with the planned acquisition of ICG.

The cash provided in 2003 primarily represents the net effect of cash received from the issuance of common stock in September 2003, partially offset by the repurchase of our remaining senior notes and payments on capital lease obligations. In September 2003, we entered into a securities purchase agreement under which we raised approximately $16.0 million, net of selling costs, through the private placement of 12,940,741 shares of common stock at $1.35 per common share. See “Private Placement” above for more information on this transaction. In 2002 we used cash for the repurchase of our Senior Notes as well as for payments on our long-term capital leases and long-term debt obligations.

Table of Future Commitments

As of December 31, 2004, we are obligated to make cash payments in connection with our operating lease obligations, circuit lease obligations and purchase commitments. The effect of these obligations and commitments on our liquidity and cash flows in future periods is set forth below. All of these arrangements require cash payments over varying periods of time. Certain of these arrangements are cancelable on short notice and others require termination or severance payments as part of any early termination. Included in the table below are obligations for continuing operations (in thousands):

Continuing Operations:	2005	2006	2007	2008	2009	Thereafter
Operating lease obligations	$3,880	$3,637	$3,522	$2,784	$2,183	$1,384
Circuit lease obligations	6,369	4,746	3,000	2,018	—	—
Purchase commitments	2,646	—	—	—	—	—
Total	$12,895	$8,383	$6,522	$4,802	$2,183	$1,384

This Table of Future Commitments does not include any obligations we assumed in connection with the acquisition of certain ICG assets in January 2005.

Approximately $0.2 million of the operating lease payments and circuit lease payments are remaining as part of our accrued network optimization costs originally recorded in June 2001 and February 2002.

We have sufficient liquidity and capital resources to fund these obligations in 2005 and we believe our future cash flow from operations will be sufficient to continue to pay these obligations as they become due in the future.

As provided in the asset sale agreements for the discontinued markets, we remain contingently liable for several of the obligations in these markets (the “Contingent Liabilities”). We are guarantor of future lease obligations with expirations through 2015. We are fully liable for all obligations under the terms of the leases in the event that the assignee fails to pay any sums due under the assigned leases. As we have never been required to make any payments and do not expect to make any in the future, in accordance with accounting guidelines, no liability has been recorded on our consolidated balance sheet at December 31, 2004 and 2003. Included in the table below are obligations for discontinued operations (in thousands):
	2005	2006	2007	2008	2009	Thereafter
Contingent liabilities	$2,004	$1,431	$1,117	$1,073	$1,087	$2,905

No payments have been made to date and none are expected to be required to be made in the future. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the fair value of these obligations is immaterial and accordingly no liability was recorded on our consolidated balance sheet at December 31, 2004 and 2003 related to these obligations.

Results of Continuing Operations Overview

Our revenues are generated from the sale of communications services consisting primarily of local phone services, data services, long-distance services, switched access billings and non-recurring charges, such as installation charges. Local, long distance and data services are generally provided and billed as a bundled offering under which customers pay a fixed amount for a package of combined local, long distance and data services. As a result, the portion of our revenues attributable to each kind of service is not identifiable and, therefore, we do not record or report these amounts separately. Our revenues consist of:

•	the monthly recurring charge for basic local voice and data services;

•	usage-based charges for local and toll calls in certain markets, including long distance services;

•	charges for services such as call waiting and call forwarding;

•	certain non-recurring charges, such as set-up charges for additional lines for existing customers; and

•	revenues from switched access charges to long distance carriers.

Our switched access revenues historically have been subject to uncertainties such as various federal and state regulations and disputes with our long distance carriers. The FCC in April 2001 adopted new rules that limit the rates we can charge carriers for use of our facilities. Under these rules, which took effect on June 20, 2001, competitive carriers were required to reduce their tariffed interstate access charges to agreed upon contract rates or rates no higher than 2.5 cents per minute. After one year, the rate ceiling was reduced to 1.8 cents and after two years to 1.2 cents per minute. As of June 2004, all competitive carriers are required to charge rates no higher than the incumbent telephone company. No further price decreases are mandated. However, the FCC is considering further changes to the access rate structure that could result in a further reduction or elimination of access charges. We are unable to predict at this time the extent of any such decline.

As a result of our switched access agreements, the final FCC rate step-down and growth in our core customer trade revenue, we anticipate a continued decrease of switched access revenues as a percent of total revenue. Switched access revenue as a percent of total revenue was 10% for the year ended December 31, 2004, and 13% and 20% for the years ending December 31, 2003 and 2002, respectively. Correspondingly, revenue from core trade customers (our business and residential customers) increased to 90% of total year 2004 revenues as compared to 87% and 80% of total revenues for the two previous years.

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

Selling expenses consist primarily of all other salaries, commissions and related personnel costs, marketing costs and facilities costs. General and administrative expenses consist primarily of all other salaries and related personnel costs, the cost of maintaining the hardware and software in our network and back office systems, provision for bad debts, professional fees, insurance, property taxes, customer care and billing expense and facilities expenses.

Depreciation and amortization expense includes depreciation of switching and collocation equipment, business application software as well as general property and equipment and the amortization of certain intangible assets.

Other income in 2003 resulted from the reversal of a sales tax contingency reserve deemed no longer needed.

Gross interest expense is primarily attributable to our capital leases and the 13% Senior Notes due 2010 we issued in March 2000 and the 13% Senior Notes due 2004 issued in September 1997. All of the Senior Notes had been repaid as of January 2003.

Interest income results from the investment of cash and cash equivalents, and investments available-for-sale. These investments include auction rate securities, government agency notes and corporate bonds. All investments are made in accordance with our Investment Policies and Guidelines that have been approved by our Board of Directors.

To date, we have experienced operating losses and until the 2004 year, incurred negative cash flows from operating activities. We believe we now have sufficient resources and liquidity to fund our planned operations.

Analysis of Consolidated Statements of Operations (in millions):

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Percentage Change Increase/(Decrease)
	2004	% of Revenue	2003	% of Revenue	2002	% of Revenue	2004 vs. 2003	2003 vs. 2002
Operating revenues
Core customer trade revenue	$135.6	90%	$129.6	87%	$116.4	80%	5%	11%
Switched access revenue	15.4	10%	18.6	13%	29.7	20%	(17%)	(37%)
Total revenue	151.0	100%	148.2	100%	146.1	100%	2%	1%
Cost of operating revenues (1)	69.3	46%	75.4	51%	84.7	58%	(8%)	(11%)
Selling, general and administrative (2)	73.1	48%	77.6	52%	109.1	74%	(6%)	(29%)
Other operating expenses	15.1	10%	15.0	10%	315.5	216%	1%	(95%)
Loss from operations	(6.5)	(4%)	(19.8)	(13%)	(363.2)	(249%)	*	*
Other income (expense):
Interest income	0.4	0%	0.2	0%	4.2	3%	*	*
Interest expense	(0.2)	0%	(0.5)	0%	(20.6)	(14%)	*	*
Other income	—	—	1.4	1%	—	—	*	*
(Loss) gain on discharge of debt		—	(0.1)	0%	350.3	240%	*	*
Gain on sale of investments, net	—	—	—	—	3.8	3%
Loss from continuing operations	(6.3)	(4%)	(18.8)	(13%)	(25.5)	(17%)	(66%)	(26%)
Discontinued operations:
Income (loss) from discontinued operations	0.9	1%	(2.3)	(2%)	(68.9)	(47%)	*	*
Net loss	(5.4)	(4%)	(21.1)	(14%)	(94.4)	(65%)	*	*
Accrued preferred stock dividend	—	—	—	—	(4.0)	(3%)	*	*
Net loss applicable to common stockholders	$(5.4)	(4%)	$(21.1)	(14%)	$(98.4)	(67%)	(74%)	(79%)

*	Calculation is not meaningful.

(1)
Exclusive of depreciation and amortization included in other operating expenses of $8.0 million and $7.7 million for the years ended December 31, 2004 and 2003, respectively, and $3.6 million and $21.7 million for the period July 31, 2002 through December 31, 2002 and for the period January 1, 2002 through July 30, 2002, respectively.

(2)
Exclusive of depreciation and amortization included in other operating expenses of $7.5 million and $8.7 million for the years ended December 31, 2004 and 2003, respectively, and $4.4 million and $7.0 million for the period July 31, 2002 through December 31, 2002 and for the period January 1, 2002 through July 30, 2002, respectively.

Year Ended December 31, 2004 vs. 2003

Operating Revenues. Total operating revenues increased to $151.0 million for the year ended December 31, 2004 as compared to $148.2 million for the year ended December 31, 2003. The 2% increase in revenue was primarily the result of:

•	A $12.9 million or 40% increase in revenue related to our T-1 based products and services as we had an increase in the number of business customers receiving those services, offset by:
•	A $7.0 million or 8% decline in our plain old telephone service (“POTS”) revenue as we focus more of our business and new revenue on our T-1 based products and services; and
•
A $3.2 million or 17% decrease in our switched access revenue. This decrease in switched access revenue was primarily a result of 1) a decrease in revenue of $1.5 million related to the reduction in rates we negotiated with our major carriers and a decrease in rates mandated by the FCC; 2) a decrease in revenue of $2.9 million related to a decrease in rates related to intralata toll charges for one of the ILECs and a dispute with another ILEC regarding intralata toll usage; and 3) an increase in revenue of $1.2 million related to one-time resolution of disputes over presubscribed interexchange carrier charges, a switched access element.

Including our recent ICG acquisition, we currently estimate 2005 revenue to be between $200.0 million to $208.0 million. We anticipate that growth in total revenue will come from organically driven growth in our core customer trade revenue from multiple sales channels as well as revenues generated as a result of the ICG acquisition. We anticipate increasing our quota carrying account manager headcount from approximately 100 at December 31, 2004, to approximately 125 in 2005. We anticipate T-1, VOIP, trunk and private line and long-distance revenue to be a significant part of our revenue growth in 2005. We anticipate a decline in our POTS revenue in 2005 but at a rate less than 2004. Our switched access revenue is also expected to decline in absolute dollars and as a percentage of total revenue in 2005 as we anticipate continued downward pressure on our rate per minute.

Churn is defined as the percentage of lines that are disconnected in any given period of time. Customer churn for the year ended December 31, 2004, trended down compared to the year ended December 31, 2003. These favorable trends in churn contributed toward more favorable operating results and better liquidity in 2004. We anticipate churn levels to continue at their current level in 2005. We seek to minimize churn by delivering high quality service, a high level of customer care, and a portfolio of product and service offerings that is competitive with other carriers. Changes in our level of churn and the achievement of our plans to grow revenue from our new account managers will have a direct effect on our future operating results and liquidity.

Cost of Operating Revenues. Cost of operating revenues (excluding depreciation and amortization) for the year ended December 31, 2004, was $69.3 million as compared to $75.4 million for the year ended December 31, 2003. The 8% or $6.1 million decrease in the cost of operating revenues is primarily due to:

•
A $3.0 million or 10% decrease in the recurring expense related to our POTS resulting from a 10% decrease in average POTS lines in service for the year ended December 31, 2004, versus the year ended December 31, 2003, as we continue to move more of our revenue toward data services. Increases in the unit cost of POTS service in California and Illinois resulting from recent Public Utility Commission decisions in those states are expected to keep our POTS cost of operating revenues relatively flat in 2005 compared with 2004 even as the average number of lines in service continues to decrease.

•
A $3.1 million or 84% increase in the cost of T-1 and trunk services for the year ended December 31, 2004, compared to the year ended December 31, 2003. This increase is result of a revenue growth of 46% for these services for the year ended December 31, 2004, compared to the year ended December 31, 2003. We anticipate the cost of these services to increase in 2005 in proportion to the revenue growth for these services.

•
A $2.0 million or 36% decrease in the cost of providing long-distance services for the year ended December 31, 2004, compared to the year ended December 31, 2003. This decrease is a result of a decrease in the average cost per minute partially offset by an increase in minutes of use for the year ended December 31, 2004, compared to the year ended December 31, 2003. We anticipate the cost of these services to increase in 2005 as we expect our minutes of use and our revenue to increase while our cost per minute remains relatively constant.

•
A $4.3 million or 26% decrease in the cost of our network infrastructure for the year ended December 31, 2004, compared to the year ended December 31, 2003. Cost savings have been achieved through grooming the network of unneeded capacity, routing traffic by a more cost effective means, and the effect of a capital project focused on replacing higher cost circuits with lower cost circuits. We anticipate this cost to remain relatively constant in 2005 as we expect any cost savings we achieve to be offset by the need to grow our network to handle increases in revenue.

While we have been successful in reducing our cost of operating revenues (exclusive of depreciation and amortization as shown separately below) from 51% of revenue for the year ended December 31, 2003, to 46% for the year ended December 31, 2004, we do not anticipate that reduction will continue in the future.

Selling, General and Administrative. For the year ended December 31, 2004, selling, general and administrative expenses (excluding depreciation and amortization) totaled $73.1 million, a 6% or $4.5 million decrease compared to the $77.6 million for the year ended December 31, 2003. The decrease is primarily due to:

•
A $2.6 million reduction in bad debt expense as a result of higher credit standards for new customers and continued effective collection efforts. In addition, during 2003, we reached resolution of several disputes with our switched access customers resulting in the need for higher bad debt expense in that period.

•
A reduction in salary, wages and benefit related expense of $2.3 million. This decrease primarily results from severance obligations incurred during the year ended December 31, 2003, and reduced employee commission expense as a result of a comprehensive reshaping of our sales organization.

•	A $1.1 million reduction in occupancy expense, which is primarily the result of office space reductions in our Las Vegas, Nevada and Chicago, Illinois markets.
•
A $0.9 million reduction in insurance expense primarily driven by more competitive insurance rates available during 2004 than during 2003, as well as our lower asset-value base in 2004 resulting from the Asset Sales which contributed to the overall lower insurance expenses.

•
A $0.8 million reduction in property tax related expense primarily due to the reversal of accrued property tax payables resulting from the resolution of property tax audits in California and ongoing adjustments in estimated liability in other states.

The reduced expenses were partially offset by:

•
A $1.4 million increase in equipment related expense due to a favorable settlement with a vendor during the year ended December 31, 2003, and a $1.0 million increase in agent commissions as a result of significant growth within the independent agent channel.

•
Additional expenses of $0.5 million for incremental transition expenses related to preparation for the integration of the ICG acquisition. We completed the acquisition of ICG’s California retail and wholesale customers and statewide fiber network on January 1, 2005. We expect to incur additional incremental transition expenses related to the integration of the ICG assets of approximately $1.0 million in the first three quarters of 2005.

•
Costs related to our required compliance with Section 404 provisions of the Sarbanes-Oxley Act during the year ended December 31, 2004. In 2004, we spent $0.5 million in these compliance efforts. This amount excludes any allocation of our personnel who spent time during 2004 on Sarbanes-Oxley.

We have reduced headcount and associated expense over the past twenty-four months and it has contributed materially to improving our operating results. As a result of our ICG acquisition and other projected growth in our business, we anticipate a modest growth in headcount and related expense in 2005. We anticipate increasing our quota carrying account manager headcount from approximately 100 at December 31, 2004, to approximately 125 in 2005, which will result in a higher selling, general and administrative expense in 2005 than 2004. Overall, including our ICG acquisition, we anticipate our selling, general and administrative costs (excluding depreciation and amortization) to be about the same percentage of revenue in 2005 as in 2004.

Network Optimization Cost. We recognized $264.1 million of network optimization cost in connection with reductions in markets during 2000 to 2002.

For the year ended December 31, 2003, we recognized a $1.0 million reduction to our previously recognized network optimization costs primarily resulting from a final settlement with one of our network carriers.

With respect to the network optimization charges, the total actual charges have been based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from subleases, our ability to sell or re-deploy network equipment for growth in our existing network and other factors. With our emergence from the Chapter 11 proceedings in 2002, we were able to conclude settlements with several network carriers and numerous office landlords. As a result of these settlements, our future liabilities were dramatically reduced. The closing down of these markets as part of the network optimization charges have contributed materially to our improved operating performance and is expected to materially benefit our future operating results. There are minimal remaining liabilities attributable to our network optimization charges that will have a future impact on our liquidity or results from operations. We do not anticipate any additional savings from our closing of these markets. We do not anticipate closing or selling any markets in 2005.

Gain on Sale of Assets. For the year ended December 31, 2004, we recorded a $0.4 million gain on sale of assets as compared to $0.5 million for the year ended December 31, 2003. These gains primarily resulted from the sale of equipment.

Depreciation and Amortization. For the year ended December 31, 2004, depreciation and amortization was $15.5 million as compared to $16.4 million for the year ended December 31, 2003. The decrease was a result of a reduction in the depreciable base of assets. As a result of our recent ICG acquisition, we anticipate our depreciation expense will be higher in 2005 than we incurred in 2004.

Loss/Gain on Discharge of Debt. For the year ended December 31, 2003, we incurred a loss on the discharge of debt of $0.1 million, attributable to our repurchase of the remaining $2.1 million in carrying value of our 2004 Notes for $2.2 million in cash.

Other Income. For the year ended December 31, 2004, we reported a minimal amount of other income as compared to $1.4 million for the year ended December 31, 2003. Other income recognized during 2003 resulted from the reversal of a sales tax contingency reserve deemed no longer needed.

Interest Income. Interest income was $0.4 million for the year ended December 31, 2004, compared to $0.2 million for the year ended December 31, 2003. Interest income is derived primarily from the investment of cash and cash equivalents, investments available-for-sale and restricted cash and cash equivalents. The increase in interest income results from higher average cash and investments, primarily the result of additional cash we raised from the issuance of common stock in September 2003, as well as continued reductions to our operating losses.

Interest Expense. Gross interest expense for the year ended December 31, 2004 totaled $0.2 million, as compared to $0.5 million for the year ended December 31, 2003. Interest expense includes commitment fees and interest paid relating to our line of credit and interest on capital lease obligations. The decrease in interest expense is primarily related to a reduction in average borrowings under our line of credit and the fulfillment of capital lease obligations during 2004. We expect interest expense to increase during 2005 as a result of capital lease obligations assumed in the ICG acquisition in January 2005.

Loss from Continuing Operations. As a result of the above, we incurred losses from continuing operations of $6.3 million for the year ended December 31, 2004, and $18.8 million for the year ended December 31, 2003.

Net Loss. As a result of the above and income (loss) from discontinued operations, net loss was $5.4 million and $21.1 million for the years ended December 31, 2004 and 2003, respectively.

Year Ended December 31, 2003 vs. 2002

Operating Revenues. Total operating revenues increased to $148.2 million for the year ended December 31, 2003 as compared to $146.1 million for the year ended December 31, 2002. The 1% increase in revenue was primarily the result of an increase in the number of our business customers receiving service on one of our data products offset by a reduction in switched access revenue as well as a decline in residential average lines in service and the resulting lower revenue generated from our residential customers.

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

Cost of Operating Revenues. Cost of operating revenues (excluding depreciation and amortization) for the year ended December 31, 2003 was $75.4 million as compared to $84.7 million for the year ended December 31, 2002. The 11% or $9.3 million decrease in the cost of operating revenues is primarily due to:

•
A reduction in the recurring customer related expense of $5.0 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. This decrease was achieved through lower unit prices charged by the ILEC for our local loops, lower per-minute long-distance rates we have negotiated with our carriers, and the grooming of our network of unneeded capacity;

•
A reduction in the non-recurring (external charges incurred by us to install and disconnect customers) customer related expense of $1.9 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. These cost savings were achieved through utilizing more effective means of ordering services for our customers and installing a larger number of lines per order;

•
A reduction in our network cost of $2.4 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Cost savings in this area were achieved through grooming the network of unneeded capacity, routing traffic by a more cost effective means, and the effect of a capital project focused on replacing higher cost circuits with lower cost circuits.

Selling, General and Administrative. For the year ended December 31, 2003, selling, general and administrative expenses (excluding depreciation and amortization) totaled $77.6 million, a 29% or $31.5 million decrease compared to the $109.1 million for the year ended December 31, 2002. The decrease was primarily due to:

•
A reduction in salary, wages and benefit related expense of $18.7 million. This reduction in salary, wages and benefit expense was a result of reduction in headcount, operating improvement initiatives and comprehensive reshaping of the sales organization.

•	A $4.8 million reduction in consulting fees. For the year ending December 31, 2002 we incurred significant fees related to our recapitalization.
•	A $2.7 million reduction in bad debt expense as a result of higher credit standards for new customers, more effective collection efforts and resolution of disputes with our switched access carriers.
•	A $1.7 million reduction in property tax expense, as a result of lower valuations of our property in the revaluation of our property, plant and equipment in our fresh-start accounting.
•
A $0.5 million reduction in stock-based compensation expense. For the year ended December 31, 2003, we recorded $0.2 million in stock-based compensation expense compared to $0.7 million for the year ended December 31, 2002. Outstanding options at December 31, 2003 were granted subsequent to our emergence from bankruptcy and have been accounted for as fixed awards. The expense for the year ended December 31, 2003 related to options granted with an exercise price below the market price of our stock. The expense for the year ended December 31, 2002 related to in-the-money stock options granted in 1999, 2000, and 2001, the establishment of a $0.1 million reserve against an employee note receivable from a stockholder and $0.2 million of expense relating to the new stock option plan and the application of fixed plan accounting.

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

Due to certain factors, including, but not limited to, a significant long-term debt load, a downturn in economic conditions generally and the challenging economic environment for competitive telecommunications companies in particular, we determined that our cash flow from operations would be insufficient to both service our long-term indebtedness and operate our business in the long term. From September 2000 through February 2002, we significantly scaled back our operations, canceling more than 500 existing collocations, and canceling plans to enter the Northeast and Northwest Regions (representing more than 350 collocations).

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

During May 2001, we announced plans to close down operations in twelve of the markets we had recently opened, representing more than 180 collocations. We exited those markets over the period from June to September 2001 and recognized a network optimization charge of $209.1 million in the second quarter of 2001. Included in the charge is $126.8 million for the goodwill and customer base associated with the Primary Network business, which was eliminated as a result of the market closings, $65.1 million for property including collocations and switch sites, and $17.2 million for other costs associated with exiting these markets. This charge was reflected as a network optimization cost in our consolidated financial statements.

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

With respect to the network optimization charges, the total actual charges were based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from subleases, our ability to sell or re-deploy network equipment for growth in our existing network and other factors. With our emergence from the Chapter 11 proceedings, we were able to conclude settlements with several network carriers and numerous office landlords. As a result of these settlements, our future liabilities were dramatically reduced and we were subsequently able to reduce our network optimization accrual in 2002 by $6.4 million.

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

Loss/Gain on Discharge of Debt. For the year ended December 31, 2003, we recorded a loss on the discharge of debt of $0.1 million, attributable to our repurchase of the remaining $2.1 million in carrying value of our 2004 Notes for $2.2 million in cash, as compared to a gain on the discharge of debt of $350.3 million for the year ended December 31, 2002, attributable to the cancellation of our 2010 Notes and our repurchase of $49.2 million in carrying value of our 2004 Notes.

Other Income. During 2003, we reported other income of $1.4 million resulting from the reversal of a sales tax contingency reserve deemed to no longer be required.

Interest Income. Interest income was $0.2 million during the year ended December 31, 2003, compared to $4.2 million for the year ended December 31, 2002. The decrease was a result of a decline in our average cash and investments since the third quarter of 2002. Cash and investments were used to purchase capital equipment, retire our remaining 2004 Senior Secured Notes and fund operating losses.

Interest Expense. Gross interest expense for 2003 totaled $0.5 million, as compared to $22.0 million for 2002. Interest capitalized for the year ended December 31, 2002 was $1.4 million. As required by SOP 90-7, interest expense ceased to accrue on our 2010 Senior Notes upon filing our petition for relief under Chapter 11 of the Bankruptcy Code on April 8, 2002. Contractual interest was $33.5 million for the period from January 1, 2002 until July 30, 2002. The decrease in interest expense was primarily due to the retirement or discharge of substantially all of our debt. All of our 2010 Notes were eliminated in our reorganization and all of our 2004 Senior Secured Notes were repurchased by January 2003.

Loss from Continuing Operations. We incurred losses from continuing operations of $18.8 million for the year ended December 31, 2003, and $25.5 million for the year ended December 31, 2002.

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

Discontinued Operations

In January 2003, we announced a series of strategic and financial transactions to further strengthen us financially and focus our operations on our California, Nevada and Illinois markets. We brought geographic concentration to our business by selling our customers and assets in Florida, Georgia, Ohio, Michigan and Texas to other service providers (the “Asset Sales”).

In March 2003, we completed the sale of our assets in our Ohio and Michigan markets to LDMI Telecommunications, Inc. ("LDMI") pursuant to Asset Purchase Agreements dated as of February 6, 2003 and January 8, 2003. The purchase price for the assets in Ohio and Michigan was $3.3 million and $3.8 million, respectively. As of December 31, 2003, the total purchase price had been received. In addition, LDMI agreed to assume certain liabilities from us with respect to the Ohio and Michigan assets.

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

In April 2003, we completed the sale of our assets in our Florida and Georgia markets to Florida Digital Networks, Inc. (“FDN”), pursuant to an Asset Purchase Agreement dated as of January 8, 2003. The purchase price for the assets in Florida and Georgia was $12.4 million. In addition, FDN agreed to assume certain of our liabilities with respect to the Florida and Georgia assets. As of December 31, 2004, $10.9 million of the purchase price has been received and the remaining $1.5 million was being held in escrow. We received a disbursement of $1.0 million from escrow in March 2005 and we expect to receive the remaining $0.5 million, net of expenses chargeable to us, in the first or second quarter of 2005.

Each of the transactions described above involved transition services and/or management agreements that were sufficient to transfer the operations of these businesses. We were reimbursed for the cost of specific services provided on behalf of the buyer. For the year ended December 31, 2003, we recognized $3.7 million of reimbursements for transition services and management agreement fees. The amounts recognized from the transition services and management agreements have been included as an offset to the operating expenses component of income (loss) from discontinued operations in our consolidated statements of operations. We ceased providing transition services as of December 31, 2003.

As of December 31, 2004, we have recorded $1.5 million of receivables from the Asset Sales, transition services and management agreements and pending reimbursements for expenses paid on behalf of the buyers. These receivables have been included in other receivables in our consolidated balance sheets. No allowance for doubtful accounts for these receivables has been established as we expect to collect all of these receivables.

During the fourth quarter of 2002, our board of directors approved our commitment to divest these markets and engage in transactions to sell these markets to other providers. As a result of this decision, the operating revenue and expense of these markets were classified as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for all periods presented. The assets being disposed of were written down to their fair value, net of expected selling expenses. The write down and results of operations of the discontinued Florida, Georgia, Michigan, Ohio and Texas markets resulted in a charge to discontinued operations for all periods presented. Net sales and operating losses relating to these discontinued markets are as follows for the periods ended in 2004, 2003 and 2002 (in thousands):

				Predecessor
	Reorganized Mpower Holding			Mpower Holding
	2004	2003	2002	2002
Operating revenues	$4	$6,150	$36,284	$45,282
Operating (income) expenses (excluding depreciation and amortization shown separately below)	(584)	7,995	45,723	67,323
Depreciation and amortization	—	—	3,236	12,724
(Gain) loss on disposal	(320)	523	21,518	—
Income (loss) from discontinued operations	$908	$(2,368)	$(34,193)	$(34,765)

During 2004, we recorded $0.6 million of operating income from discontinued operations, primarily related to the reversal of sales and property tax liabilities resulting from the resolution of tax audits and ongoing estimates of audit exposure in other states, as well as the resolution of certain disputes with several carriers. During 2003, we recorded $8.0 million in operating expenses from discontinued operations, primarily related to the ongoing operation of the discontinued markets through the date of sale. Operating expense for the year ended December 31, 2003 included exit costs of $2.4 million, primarily related to facility and lease contract termination costs of $1.8 million and one-time severance termination benefits of $0.6 million.

For the year ended December 31, 2004, we recorded a gain on disposal of $0.3 million to account for an adjustment in the costs to sell the assets. For the year ended December 31, 2003, we recorded a loss on disposal of $0.5 million, which was comprised of a $1.2 million loss on disposal to account for the resolution of purchase price adjustments and additional costs to sell the assets, partially offset by a $0.7 million gain resulting from the reversal of pre-bankruptcy sales tax contingency due to a favorable resolution regarding this matter.

These amounts are reflected in income (loss) from discontinued operations in our consolidated statements of operations.

Application of Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, disputes with carriers, sales and property taxes payable, deferred income taxes and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition: We recognize operating revenues as services are rendered to customers in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” We recognize revenue from monthly recurring charges, enhanced features and usage in the period in which service is provided. Advance billings for services not yet provided are deferred and recognized as revenue in the period in which service is provided. Nonrefundable activation fees are also deferred and recognized as revenue over the expected term of the customer relationship.

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

Since March 2004, one of our ILEC customers, whom we charge for intrastate traffic, has disputed our bills. This dispute is over the method of measuring the traffic for which we are compensated. We continue to analyze and work with the customer to resolve the dispute. We have recognized revenue at the level of compensation that is consistent with what we consider to be a legally appropriate position and in accordance with SAB No. 104. If the dispute resolution process proves us to be incorrect, we estimate that our results from operations and cash flows would be negatively affected by up to $0.7 million.

Judgments in recognizing revenue may affect our results and cause our revenue to be difficult to predict. Any changes in recognizing revenue could cause our operating results to vary significantly.

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

Billing From Network Carriers: Various long distance carriers and incumbent carriers lease loop, transport and network facilities to us. The pricing of such facilities are governed by either a tariff or an interconnection agreement. These carriers bill us for our use of such facilities. From time to time, the carriers present inaccurate bills to us, which we dispute. As a result of such billing inaccuracies, we record an estimate of our liability based on our measurement of services received. As of December 31, 2004, we had $6.5 million of disputes with carriers. We have reserved $2.8 million against those disputed balances. Based on the nature and history of disputes with the carriers, we believe this amount to be adequate. Any significant changes as a result of the resolution of these disputes may require us to adjust our reserves in the future and would affect our operating results accordingly.

On September 23, 2004, the California Public Utilities Commission issued D. 04-09-063 (the “Decision”) adopting final monthly recurring loop rates of an ongoing case. The Decision requires SBC California, among other things, to retroactively adjust monthly recurring rates SBC California had billed us. SBC California had determined the amount of this adjustment was an additional billing to us of $2.7 million related to previous service. There continue to be appeals and alternate proposals related to resolution of the amount that will eventually be paid that have a wide range of estimates. Our judgment is the final amount will be substantially less than the original amount. If we were obligated to pay the $2.7 million, our results from operations would be negatively affected. We do not expect any final decision prior to third quarter 2005.

Sales and Property Taxes: We maintain reserves for estimated exposure for various sales and use taxes that taxing jurisdictions may claim as being owed due to interpretations of state and local regulations as well as for positions taken related to the underlying taxable base of capital expenditures made in past years by Mpower Lease Corporation, a wholly-owned subsidiary of Communications. Similarly, reserves are maintained for positions taken on the assessment basis used to pay certain property taxes to various state and local taxing jurisdictions. We continually review the facts and circumstances of each of these reserves in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, and believe that each reserve recorded is appropriate at December 31, 2004. Any significant results from audits, other triggering events, or the passage of time, may require us to adjust our reserves in the future and would affect our operating results at that time.

Deferred Income Taxes: We record deferred income tax assets and liabilities on our balance sheet related to events that impact our financial statements and income tax returns in different periods. To compute these deferred income tax balances, we first analyze the differences between the book basis and tax base of our assets and liabilities (referred to as “temporary differences”). These temporary differences are then multiplied by current tax rates to arrive at the balances for the deferred income tax assets and liabilities. If deferred income tax assets exceed deferred income tax liabilities, we must estimate whether those net deferred income tax asset amounts will be realized in the future. A valuation allowance is then provided for the net deferred income tax asset amounts that are not likely to be realized. At this time, our judgment is that it is more likely than not that no benefit from these deferred income tax assets will be recognized and therefore a full valuation allowance has been provided for against these net deferred income tax assets as of December 31, 2004. Future changes in this judgment could result in a material impact to our net income.

Impairment of Long-Lived Assets: We periodically evaluate the carrying value of our long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized where appropriate by writing down the asset’s carrying value to its fair value based on the present value of the estimated discounted cash flows of the asset or other relevant measures. We believe no impairment indicators were present during the years ended December 31, 2004 or 2003. Considerable management judgment is necessary to complete this analysis. Although we believe these estimates to be reasonable, actual results could vary significantly from these estimates and our estimates could change based on market conditions. Variances in results or estimates could result in changes to the carrying value of our assets including, but not limited to, recording an impairment loss for some of these assets in future periods.

Other: We do not have any off-balance sheet arrangements.

Effects of New Accounting Standards

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123(R) will cause unrecognized expense (based on the fair values determined for the pro forma footnote disclosure, adjusted for estimated forfeitures) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123(R) in our third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective or the modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R), while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123(R) and expect that the adoption of SFAS No. 123(R) will have a material impact on our statements of operations and earnings per share. We cannot yet estimate the effect of adopting SFAS No. 123(R) as we have not yet selected the method of adoption or an option-pricing model and we have not yet finalized estimates of our expected forfeitures.

Forward Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that certain statements contained in this report regarding our and/or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We wish to caution the reader these forward-looking statements are not historical facts and are only estimates or predictions. Actual results may differ materially from those projected as a result of factors described in “Risk Factors”. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information, or otherwise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not use interest rate derivative instruments to manage our exposure to interest rate changes. The interest rate under our line of credit floats with the prime rate and therefore we do have exposure to interest rate changes as a result of our line of credit agreement. As of December 31, 2004, we did not have any outstanding borrowings under the line of credit.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this Item was previously disclosed in Form 8-K dated July 17, 2002, and later amended by Form 8-K/A dated July 30, 2002.

Item 9A. Controls and Procedures

Disclosure Controls

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended, or the "Exchange Act"). Based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the Securities and Exchange Commission rules thereunder.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework". Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

The effectiveness of our or any system of controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Mpower Holding Corporation
Rochester, New York

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Mpower Holding Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph related to the preparation of the consolidated financial statements of prior periods in conformity with AICPA Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.”

Date: March 14, 2005	/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Rochester, New York

Item 9B. Other Information

On March 14, 2005, we and Continental Stock Transfer & Trust Company (the “Rights Agent”), the rights agent under our Rights Agreement (the “Rights Agreement”) dated July 10, 2003 between us and the Rights Agent, agreed and acknowledged an amendment to the Rights Agreement dated as of December 31, 2004, to provide that MCCC would not be deemed an “Acquiring Person” under the Rights Agreement until such time as MCCC became the beneficial owner of 17% or more of our common stock.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our executive officers and directors, and their respective ages as of March 7, 2005, are as follows:

Name	Age	Position
Rolla P. Huff	48	Chief Executive Officer and Chairman of the Board
Michael E. Cahr	64	Director
Anthony J. Cassara	50	Director
Peter H.O. Claudy	43	Director
Michael M. Earley	49	Director
Andrew D. Lipman	53	Director
Robert M. Pomeroy	42	Director
Richard L. Shorten, Jr.	37	Director
Joseph M. Wetzel	49	President and Chief Operating Officer
S. Gregory Clevenger	41	Executive Vice President and Chief Financial Officer
Russell I. Zuckerman	57	Senior Vice President, General Counsel and Corporate Secretary
James G. Dole	46	Senior Vice President, Strategic Implementation
James E. Ferguson	50	President, Sales and Marketing
Anthony M. Marion, Jr.	53	Vice President, Information Technology
Roger A. Pachuta	62	Senior Vice President, Network Services
Steven A. Reimer	49	Senior Vice President, Customer Operations
Michele D. Sadwick	38	Vice President, Customer Base Management
Russell A. Shipley	42	President, Wholesale Division
Michael J. Tschiderer	45	Senior Vice President of Finance, Controller and Treasurer

Rolla P. Huff currently serves as our chief executive officer and has been chairman of our board of directors since July 2001. Mr. Huff was elected to our board of directors pursuant to the terms of his employment agreement. In addition, the terms of our reorganization plan implemented upon the completion of our bankruptcy proceeding provides for our chief executive officer to serve on our board of directors. Mr. Huff’s current term as a director will expire in 2006. Mr. Huff was elected as our chief executive officer and president and as a member of our board of directors in November 1999. From March 1999 to September 1999, Mr. Huff served as president and chief operating officer of Frontier Corporation and served as executive vice president and chief financial officer of that corporation from May 1998 to March 1999. From July 1997 to May 1998, Mr. Huff was president of AT&T Wireless for the Central U.S. region and Mr. Huff served as senior vice president and chief financial officer of that company from 1995 to 1997. From 1994 to 1995, Mr. Huff was financial vice president of mergers and acquisitions for AT&T.

Michael E. Cahr has served on our board of directors since July 30, 2002. Mr. Cahr’s current term as a director will expire in 2005. Since April 1999, Mr. Cahr has been president and chief executive officer of Saxony Consultants. He also served as president of that company from 1980 to 1987. During the interim, from 1994 to March 1999, Mr. Cahr served as chairman, president and chief executive officer of Allscripts, a medication management solutions company. From 1987 to 1994, Mr. Cahr was venture group manager for Allstate Venture Capital. Mr. Cahr was president, chief executive officer and owner of Abbey Fishing Company from 1973 to 1980. From 1963 to 1973 Mr. Cahr held various positions at Sun Chemical Corporation. Mr. Cahr also serves as a director of Lifecell Corporation and PacificHealth Laboratories, Inc.

Anthony J. Cassara has served on our board of directors since May 2003. Mr. Cassara’s current term as a director will expire in 2006. Since January 2001, Mr. Cassara has been president of Cassara Management Group, Inc., a privately-held business consulting practice focusing on the telecommunications industry. Prior to founding this firm, Mr. Cassara was president of the carrier services division of Frontier Corporation from April 1996 to September 1999, and after Frontier was acquired by Global Crossing continued in that position until December 2000. During his sixteen years with Frontier and Global Crossing from 1984 until December 2000, Mr. Cassara held many executive positions in various domestic and international business units. Mr. Cassara also served as chief executive officer of Pangea, a telecommunications company, from February 2001 until June 2001. Mr. Cassara serves as a director of InSciTek Microsystems, Inc. American Communications Network Inc. and TeleGlobe International Holdings, Inc.

Peter H.O. Claudy was selected to serve on our board of directors in February 2005. Mr. Claudy's current term as a director will expire in 2007. Mr. Claudy was designated to serve on the board of directors by MCCC ICG Holdings, LLC ("MCCC") under the terms of an investor rights agreement entered into with MCCC and ICG Communications, Inc. ("ICG"). The investor rights agreement was entered into in connection with our purchase of ICG's customer base and certain network assets in California and an investment by MCCC in our common stock in January 2005. Mr. Claudy is a director of ICG and a member of the managing board of MCCC. Since 1991, Mr. Claudy has been employed by M/C Venture Partners, a venture capital firm specializing in communications and information technology companies. He currently serves as general partner. Mr. Claudy also serves on the boards of directors of Atlantis, Florida Digital Network and the New England Venture Capital Association, the latter of which he is also president.

Michael M. Earley has served on our board of directors since July 30, 2002. Mr. Earley’s current term as a director will expire in 2007. Mr. Earley has been an advisor to a number of businesses, acting in a variety of management roles since 1997. He has served as chief executive officer of Metropolitan Health Networks, Inc., a provider of healthcare and pharmacy services, since March 2003 and he was elected chairman of the board in September 2004. From January 2001 until March 2003, Mr. Earley was self-employed as a business advisor. During 2000 and 2001, Mr. Earley was a consultant to and acting chief executive officer of Collins Associates, an institutional money management firm. From 1998 to 1999, Mr. Earley served as principal and owner of Triton Group Management Inc, a business advisory concern. From 1994 to 1997, Mr. Earley served as president of Triton Group Ltd., a public diversified holding company. From 1991 to 1993, Mr. Earley was senior vice president, chief financial officer and director of Intermark, Inc. and Triton Group Ltd., during which time the two companies were restructured and consolidated through a pre-arranged Chapter 11 proceeding. From 1986 to 1990, Mr. Earley held the positions of chief financial officer of Triton Group Ltd. and vice president, corporate development for Triton Group Ltd. and Intermark, Inc. Mr. Earley was controller for International Robomation/Intelligence from 1983 to 1985 and an audit and tax member of the Ernst & Whinney accounting firm from 1978 to 1983.

Andrew D. Lipman was selected to serve on our board of directors in April 2004. Mr. Lipman’s current term as director will expire in 2006. Since 1988, Mr. Lipman has been a partner in the Washington, D.C. law firm of Swidler Berlin Shereff Friedman, where he heads the firm’s telecommunications practice. He is currently vice chairman of the firm. Mr. Lipman also served from 1988 until 1997 as senior vice president legal and regulatory affairs for MFS Communications, at the time, a large local competitive telecommunications carrier. Mr. Lipman also serves as director of NuSkin Corporation, TMNG, World Cell, and Last Mile.

Robert M. Pomeroy has served on our board of directors since July 30, 2002. Mr. Pomeroy’s current term as a director will expire in 2007. Since January 2004, Mr. Pomeroy has been the chief executive officer of Gotham Donutz LLC, an owner/operator of quick service restaurants. From August 2001 until January 2004, Mr. Pomeroy was a self employed financial consultant. From September 2000 to August 2001, Mr. Pomeroy was the chief financial officer of Graphnet, Inc., a multinational data communications carrier. From June 1999 to August 2000, Mr. Pomeroy was a vice president and equity research analyst for Goldman Sachs & Co. where he covered the telecommunications industry. Prior to Goldman Sachs, Mr. Pomeroy was a vice president and equity research analyst with Credit Suisse First Boston from May 1998 to June 1999. Additionally, Mr. Pomeroy is a certified public accountant with substantial auditing experience with multinational public accounting firms.

Richard L. Shorten, Jr. has served on our board of directors since July 30, 2002. Mr. Shorten’s current term as a director will expire in 2005. Since August 2000, Mr. Shorten has been the managing member of Silvermine Capital Resources, LLC, a specialty merchant bank focused in the telecommunications and technology sectors. From August 2001 until July 2004, he was a partner with Pacific Alliance Limited, LLC. Mr. Shorten has been a director and on the audit committee of First Avenue Networks, Inc., since November 2001 and is currently chairman of the board of directors of that company. As of September 2003, Mr. Shorten is also a director and member of the compensation and governance committees of AboveNet, Inc. (formerly MetroMedia Fibernet). Mr. Shorten is also a director of Stirling Technology Company since January 2005. From May 2000 to August 2001, Mr. Shorten was executive vice president and director of Graphnet, Inc. From December 1999 to April 2000, Mr. Shorten served as senior vice president of Data Services for Viatel Inc., following the company’s acquisition of Destia Communications, Inc. where he held the position of senior vice president from December 1997 to December 1999. Viatel filed for Chapter 11 bankruptcy protection in May 2001. Mr. Shorten was a corporate associate with the Cravath, Swaine and Moore law firm from 1992 to 1997.

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

Russell I. Zuckerman joined our company in January 2000 as director of national legal affairs and has served as our secretary since April 2000. Since December 2000, he has served as senior vice president, general counsel and secretary. Prior to December 2000, Mr. Zuckerman had been in private practice of law since 1973 with Underberg & Kessler, LLP, and served as managing partner and chairman of the firm’s litigation department.

James G. Dole joined our company as senior vice president of strategic implementation in February 2005. From September 2004 until February 2005, Mr. Dole worked for us as a consultant focusing on the acquisition and integration of our acquisition of ICG. Mr. Dole worked as an independent consultant providing services to both startups and established companies from January 2002 until February 2005. Mr. Dole served as senior vice president of global access management for Global Crossing North America from February 2000 until January 2002. Mr. Dole was chief financial officer of the business services division of Frontier Corporation from March 1999 until January 2000. Between 1986 and 1999, Mr. Dole held numerous management positions at Frontier, and its predecessor Rochester Telephone. From 1981 to 1986, Mr. Dole worked in various positions at Marine Midland Bank.

James E. Ferguson joined our company as president of sales and marketing in July 2003. Prior to joining our company, Mr. Ferguson held senior sales leadership positions with Frontier Corporation from September 1996 until September 1999, and then with Global Crossing after its acquisition of Frontier in September 1999 until July 2003 except during the period from August 2001 until June 2002, during which he served as executive vice president - sales for Myrient, a managed hosting company. During his seven years with Frontier and Global Crossing, Mr. Ferguson served as Frontier’s president of the western division and Global Crossing’s vice president of the west region, vice president of multi-national accounts and vice president of nextgen markets. Prior to Frontier/Global Crossing, Mr. Ferguson held sales management positions at Cable and Wireless, Sprint, Racal Skynetworks and GTE.

Anthony M. Marion, Jr. joined our company in June 2000 as vice president of operations support systems planning and development. Since February 2002, he has served as vice president, information technology. Prior to joining our company, Mr. Marion was the executive vice president and chief information officer for Concentrix Corporation, an integrated customer management services business, from September 1999 to June 2000. From March 1998 to September 1999, Mr. Marion was the director of information technology for CTGT Global where he was responsible for Maxcom Telecommunications, a startup competitive local exchange carrier (“CLEC”) in Mexico City, Mexico. Mr. Marion served as the director of applications maintenance management for Computer Task Group, an information technology services business, from September 1996 to March 1998. From 1991 through 1996, Mr. Marion held various technical management and director-level positions with ACC Corp, a telecommunications business, ultimately serving as the corporate vice president of information technology. Since 1973, Mr. Marion has held various progressive information technology and management positions in education, financial services, health care, telecommunications and consulting services.

Roger J. Pachuta joined our company as senior vice president of network services in February 2000. Prior to joining our company, Mr. Pachuta was vice president of network field operations and had various other network operations positions for AT&T Wireless from 1993 to 2000. From 1987 to 1992, Mr. Pachuta served as vice president of customer and network services for Ameritech Mobile Communications, first starting with that company in 1983. Beginning in 1970, Mr. Pachuta’s professional network experience included engineering and network operations positions at AT&T and Ohio Bell Telephone Company.

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

Russell A. Shipley joined our company in June 2003 as new technology officer. In February 2005, Mr. Shipley was named as president, wholesale division, a newly formed division started in conjunction with our acquisition of certain ICG assets in January 2005. Prior to joining our company, Mr. Shipley served as vice president of operations for Global Name Registry from September 2002 to June 2003. Mr. Shipley provided individual consulting services for startups and telecom investment firms from March 2002 to September 2002. Mr. Shipley served as senior vice president of global network transport operations for Global Crossing from January 2002 to March 2002, vice president of data engineering and operations from June 2000 to December 2001 and as vice president of network services from September 1999 until June 2000. Mr. Shipley joined Global Crossing in September 1999 when it acquired Frontier Corporation, where he had been vice president of network services since June 1999, and was vice president of network planning and development from September 1995 to May 1999. Mr. Shipley held numerous management positions between 1985 and 1994 for Rochester Telephone, the predecessor of Frontier.

Michael J. Tschiderer joined our company in May 2000 and as of February 2005 serves as our senior vice president of finance, controller and treasurer. He had previously served as our vice president of finance and controller from March 2001. He has served as treasurer since April 2003. Mr. Tschiderer served as our vice president, finance and administration from May 2000 to March 2001. Before joining us, Mr. Tschiderer had been a partner in the accounting firm of Bonadio & Co. in Rochester, New York from 1995 to April 2000. He is a certified public accountant in the state of New York.

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

Our board of directors has also determined that Robert M. Pomeroy has been designated as our “audit committee financial expert” and is independent within the meaning of the rules of the Securities and Exchange Commission.

Code of Ethics

We have adopted a Corporate Code of Conduct and Ethics (the "Code of Ethics") that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other directors, officers and employees of our company. The Code of Ethics is posted on our website (www.mpowercom.com) and is available in print free of charge to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: General Counsel, Mpower Holding Corporation, 175 Sully's Trail, Suite 300, Pittsford, New York 14534. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website.

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

Based solely on our review of the copies of such forms received by us with respect to transactions during 2004, or written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, executive officers and persons who own more than 10% of our equity securities have been complied with except for the following: Anthony Marion, Michele Sadwick, Russell Shipley and Michael Tschiderer each filed on June 10, 2004 a Form 4 to report options granted as of April 22, 2004.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table shows, for the fiscal years ended December 31, 2004, 2003 and 2002, the cash compensation paid by us, as well as certain other compensation paid or accrued for such year, for our chief executive officer and the four most highly compensated executive officers other than the chief executive officer employed by us as of December 31, 2004. This table also indicates the principal capacities in which they served during 2004.

Summary Compensation Table
		Annual Compensation			Long-Term
				Other Annual	Compensation	All Other
				Compensation	Awards	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($) (1)	Options (#)	($)
Rolla P. Huff,	2004	453,539	430,858(2)	—	562,800	—
Chairman and chief executive officer	2003	440,654	455,554(3)	—	824,100	—
	2002	509,692	624,097(4)	—	2,206,250	—

Joseph M. Wetzel,	2004	306,923	187,561(2)	—	281,250	—
President and chief operating officer	2003	300,000	191,231(3)	71,561(5)	202,500	—
	2002	263,462	344,537(4)	—	1,456,250	—

S. Gregory Clevenger,	2004	269,231	180,864(2)	—	281,250	—
Executive vice president and chief financial officer	2003	264,423	191,231(3)	—	335,625	—
	2002	236,748	157,037(4)	—	1,428,125	168,750(6)

James E. Ferguson,	2004	225,077	124,557(2)	—	150,000	—
President - sales and marketing (7)	2003	104,923	82,500(8)	—	350,000	—

Steven A. Reimer,	2004	204,615	120,619(2)	—	187,500	—
Senior vice president - customer operations	2003	200,000	127,487(3)	—	135,000	66,670(9)
	2002	200,000	95,000(4)	—	225,000	104,869(6)

(1)	The amounts of perquisites received by executive officers have not been disclosed unless they exceed the lesser of $50,000 or 10% of salary and bonus for a particular year.

(2)	Includes the cash component of the 2004 annual bonus paid in 2005.

(3)	Includes the cash component of the 2003 annual bonus paid in 2004.

(4)	Represents 2001 and 2002 annual bonuses, both paid in 2002.

(5)
Mr. Wetzel’s other annual compensation for 2003 includes perquisites received by him, which were comprised of approximately $51,000 related to the use of a townhouse in Las Vegas and approximately $21,000 of various other perquisites.

(6)	Represents retention payments paid in 2002.

(7)	Since Mr. Ferguson commenced employment with us in July 2003, the salary shown for him in 2003 is for the period from July 2003 through December 2003.

(8)	Represents third quarter and fourth quarter 2003 management bonus. The amount earned for the fourth quarter bonus was paid in 2004.

(9)	Represents retention payments paid in 2003.

Compensation Committee Interlocks and Insider Participation

Our compensation committee consists of Michael E. Cahr and Anthony J. Cassara. Neither of the members of the compensation committee ever served as officers or employees of our company.

Employment Agreements

Rolla P. Huff. Our employment agreement with Mr. Huff provides for a base salary of $536,000 per year and an annual bonus of up to the greater of (i) $536,000; or (ii) his base salary based on our achievement of certain annual targets to be established by our board of directors in conjunction with our annual operating budget or in the discretion of our board of directors. Mr. Huff is required to devote his full time and efforts to the business of our company during the term of his employment agreement, which expires on September 18, 2005. Mr. Huff's employment may be terminated by either us or Mr. Huff at any time. Mr. Huff has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. In the event Mr. Huff's employment ceases, Mr. Huff will be entitled to severance pay equal to the greater of (a) $1.5 million or (b) two times his base salary preceding his cessation of employment (or $536,000 if higher), and the highest bonus paid to him during any 12 month period between November 1, 1999 and the termination date, with payment to be made in a lump-sum.

Joseph M. Wetzel. Our employment agreement with Mr. Wetzel provides for a base salary of $318,000 per year and an annual bonus of up to 75% of his base salary based upon achieving established corporate, functional and individual goals. Mr. Wetzel is required to devote his full time and efforts to the business of our company during the term of his employment agreement. Mr. Wetzel's employment may be terminated by either us or Mr. Wetzel at any time. Mr. Wetzel has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. If Mr. Wetzel's employment is terminated by us without cause or due to a change of control or there is a material change in Mr. Wetzel's responsibilities or salary or a relocation of more than 35 miles from his present place of business, Mr. Wetzel will receive severance pay equal to two times the higher of his fixed salary immediately preceding the termination date or $300,000 and two times the highest bonus paid to him during any 12 month period between September 20, 2002 and the termination date, with payment to be made in a lump-sum.

S. Gregory Clevenger. Our employment agreement with Mr. Clevenger provides for a base salary of $300,000 per year and an annual bonus of up to 75% of the greater of (i) $300,000; or (ii) his base salary based upon achieving established corporate, functional and individual goals. Mr. Clevenger is required to devote his full time and efforts to the business of our company during the term of his employment agreement. Mr. Clevenger's employment may be terminated by either us or Mr. Clevenger at any time. Mr. Clevenger has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. If Mr. Clevenger's employment is terminated by us without cause or due to a change of control or there is a material change in Mr. Clevenger's responsibilities or salary or a relocation of more than 35 miles from his present place of business, Mr. Clevenger will receive severance pay equal to two times the higher of his fixed salary immediately preceding the termination date or $300,000 and two times the highest bonus paid to him during any 12 month period between April 25, 2002 and the termination date, with payment to be made in a lump-sum.

James E. Ferguson. Our employment agreement with Mr. Ferguson provides for a base salary of $220,000 per year and an annual bonus of up to 75% of his base salary based upon achieving established corporate, functional and individual goals. Mr. Ferguson is required to devote his full time and efforts to the business of our company during the term of his employment agreement. Mr. Ferguson's employment may be terminated by either us or Mr. Ferguson at any time. Mr. Ferguson has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. If Mr. Ferguson's employment is terminated by us without cause or by him for good reason, Mr. Ferguson will receive severance pay equal to his fixed salary immediately preceding the termination date over the 12 month period after the termination date.

Steven A. Reimer. Our retention and severance agreement with Mr. Reimer provides for a severance benefit of $150,000, if terminated by us without cause or voluntarily by the officer for good reason. Mr. Reimer has agreed not to participate in a competitive business during the severance period.

Option Grants in Last Fiscal Year

The table below sets forth information regarding all stock options granted in the 2004 fiscal year under our Stock Option Plans to those executive officers named in the Compensation Table above.

Name	Number of Securities Underlying Options Granted in 2004	% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Market Price or Fair Value on Date of Grant	Expiration Date	Potential Realized Assumed Annual Rates of Stock Price Appreciation (1)
						5%	10%
Rolla P. Huff	241,200	5.3%	$1.64	$1.64	01/15/14	$248,771	$630,434
Rolla P. Huff	321,600	7.1%	$1.25	$1.25	07/26/14	$252,816	$640,684
Joseph M. Wetzel	101,250	2.2%	$1.64	$1.64	01/15/14	$104,428	$264,641
Joseph M. Wetzel	180,000	4.0%	$1.25	$1.25	07/26/14	$141,501	$358,592
S. Gregory Clevenger	101,250	2.2%	$1.64	$1.64	01/15/14	$104,428	$264,641
S. Gregory Clevenger	180,000	4.0%	$1.25	$1.25	07/26/14	$141,501	$358,592
James E. Ferguson	150,000	3.3%	$1.25	$1.25	07/26/14	$117,918	$298,827
Steven A. Reimer	67,500	1.5%	$1.64	$1.64	01/15/14	$69,619	$176,427
Steven A. Reimer	120,000	2.6%	$1.25	$1.25	07/26/14	$94,334	$239,061

(1)
The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of our common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table shows aggregate exercises of options during 2004 and the values of options held as of December 31, 2004 by those executive officers named in the Compensation Table above.

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Unexercised Options December 31, 2004 Exercisable(E)/Unexercisable(U)		Value of Unexercised In-The-Money Options December 31, 2004 (1) Exercisable(E)/Unexercisable(U)
Rolla P. Huff	—	—	3,271,550(E	)	$4,544,764(E	)
Rolla P. Huff	—	—	321,600(U	)	$199,392(U	)
Joseph M. Wetzel	—	—	1,726,667(E	)	$2,483,926(E	)
Joseph M. Wetzel	—	—	213,333(U	)	$166,599(U	)
S. Gregory Clevenger	—	—	1,831,667(E	)	$2,679,563(E	)
S. Gregory Clevenger	—	—	213,333(U	)	$166,599(U	)
James E. Ferguson	—	—	116,667(E	)	$113,167(E	)
James E. Ferguson	—	—	383,333(U	)	$319,333(U	)
Steven A. Reimer	—	—	410,833(E	)	$410,658(E	)
Steven A. Reimer	—	—	136,667(U	)	$103,234(U	)

(1)	Amounts shown are based upon the closing sale price for our common stock on December 31, 2004, which was $1.87 per common share.

Director Compensation

Our outside directors will each receive quarterly payments, in advance, of $12,000, paid on January 1, April 1, July 1, and October 1, 2005, as compensation for their services as board members for 2005. During 2004, outside director Mr. Cassara received 100,000 non-qualified stock options, with one-third vesting on the grant date of March 12, 2004, one-third on March 12, 2005 and the remaining one-third on March 12, 2006. The options would become fully vested upon termination of the board member without cause or his resignation for good reason. The options were granted with an exercise price of $1.41 per common share, which was the market price of our stock on the date of grant. During 2004, outside director Mr. Lipman received 150,000 non-qualified stock options, with one-third vesting on April 22, 2005, one-third on April 22, 2006, and the remaining one-third on April 22, 2007. The options would become fully vested upon termination of the board member without cause or his resignation for good reason. The options were granted with an exercise price of $1.40 per common share, which was the market price of our stock on the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information known to us with respect to beneficial ownership of common stock as of March 7, 2005, by (A) each director, (B) each of the executive officers named in the Summary Compensation Table beginning on page 72, (C) all executive officers and directors as a group and (D) each person known by us to be a beneficial owner of more than 5% of our outstanding common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Ownership (2)
MCCC ICG Holdings LLC (3)	14,728,924	15.8%
Peter H.O. Claudy, director (4)	14,728,924	15.8%
Aspen Advisors, LLC (5)	10,010,200	10.9%
West Highland Capital, Inc. (6)	8,656,257	9.5%
Rolla P. Huff, chief executive officer and chairman of the board (7)	3,719,817	3.9%
S. Gregory Clevenger, executive vice president and chief financial officer (8)	2,008,561	2.2%
Joseph M. Wetzel, president and chief operating officer (9)	1,892,338	2.0%
Steven A. Reimer, senior vice president customer operations (10)	531,528	*
Michael E. Cahr, director (11)	325,000	*
Robert M. Pomeroy, director (12)	280,000	*
Michael M. Earley, director (13)	255,000	*
Richard L. Shorten, Jr., director (14)	255,000	*
Anthony J. Cassara, director (15)	216,667	*
James E. Ferguson, president sales and marketing (16)	210,084	*
Andrew D. Lipman, director (17)	50,000	*
All executive officers and directors as a group (19 persons) (4)(7)(8)(9)(10)(11)(12)(13)(14)(15)(16)(17)(18)	27,100,139	25.7%

* Less than 1% of total.

(1)
In accordance with the Securities and Exchange Commission's rules, each beneficial owner's holdings have been calculated assuming the full exercise of options held by the holder which are currently exercisable or which will become exercisable within 60 days after the date indicated and no exercise of options held by any other person.

(2)
Applicable percentage of ownership for each holder is based on 91,317,495 shares of common stock outstanding on March 7, 2005, plus any common stock equivalents and presently exercisable stock options held by each such holder, and options held by each such holder which will become exercisable within 60 days after March 10, 2005.

(3)
Information is based on a Schedule 13D filed with the Securities and Exchange Commission on January 7, 2005. Of these shares 12,740,030 are owned by ICG Communications, Inc. (“ICG”) and 1,988,894 of these shares are owned by MCCC ICG Holdings LLC (“MCCC”) which owns 100% of ICG. Also includes warrants to purchase 2,000,000 shares owned by MCCC. Based upon MCCC’s ownership of ICG, MCCC and ICG may be deemed to have shared power to direct the vote and shared power to direct the disposition of these securities.

(4)
As a member of the board of managers of MCCC and as a director of ICG, Mr. Claudy may be deemed to beneficially own the shares owned by ICG and MCCC. Mr. Claudy disclaims beneficial ownership of the shares of common stock and warrants held by ICG and MCCC except to the extent of any pecuniary interest therein.

(5)
Information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2005, by Aspen Partners, Aspen Capital LLC (general partner of Aspen Partners), Aspen Advisors LLC (investment advisor to Aspen Partners) and Nikos Hecht (managing member of Aspen Capital LLC and Aspen Advisors LLC). Aspen Partners LLC directly owns 6,603,946 shares (including 125,000 shares issuable upon exercise of presently exercisable warrants). Aspen Partners, Aspen Capital, Aspen Advisors and Hecht each share the power to vote and dispose of 6,603,946 shares. Aspen Advisors and Hecht share the power to vote and dispose of an additional 3,406,254 shares (including 75,000 shares issuable upon exercise of presently exercisable warrants) owned by private clients of Aspen Advisors. The address of Aspen Advisors and its affiliates is 152 West 57th Street, New York, New York 10019.

(6)
Information is based on a Schedule 13G filed with the Securities and Exchange Commission on January 10, 2005. West Highland Capital, Inc. (“WHC”) is a registered investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares owned by them. Lang H. Gerhard is the sole shareholder of WHC and the manager of Estero Partners, LLC (“Estero”). Gerhard, Estero and WHC are the general partners of West Highland Partners, LP, an investment limited partnership (“WHPLP”). Each of the foregoing is identified on the Schedule 13G as having shared dispositive power of the shares owned by WHC. WHC, Estero and Gerhard are identified in the Schedule 13G as a group, and WHPLP disclaims membership in the group. The Schedule 13G indicates that Estero and WHPLP each share the power to vote and dispose of 7,742,104 shares. The Schedule 13G indicates that WHC and Gerhard each share the power to vote and dispose of an additional 914,153 shares for a total of 8,656,257 shares. The address of West Highland Capital, Inc. is 300 Drake’s Landing Road, Suite 290, Greenbrae, CA 94904.

(7)
Mr. Huff’s ownership includes options to purchase 3,594,695 shares which are presently exercisable. Excludes 10,024 shares owned by Mr. Huff’s wife and minor children, with respect to which shares Mr. Huff disclaims beneficial ownership.

(8)	Mr. Clevenger’s ownership includes options to purchase 1,967,315 shares which are presently exercisable. Also includes 6,000 shares owned by Mr. Clevenger’s minor children.

(9)	Mr. Wetzel’s ownership includes options to purchase 1,867,337 shares which are presently exercisable.

(10)	Mr. Reimer’s ownership includes options to purchase 501,297 shares which are presently exercisable.

(11)	Mr. Cahr’s ownership includes options to purchase 255,000 shares which are presently exercisable.

(12)	Mr. Pomeroy’s ownership includes options to purchase 255,000 shares which are presently exercisable.

(13)	Mr. Earley’s ownership includes options to purchase 255,000 shares which are presently exercisable.

(14)	Mr. Shorten’s ownership includes options to purchase 255,000 shares which are presently exercisable.

(15)	Mr. Cassara’s ownership includes options to purchase 216,667 shares which are presently exercisable or which will become exercisable within 60 days after the date of this report.

(16)	Mr. Ferguson’s ownership includes options to purchase 210,084 shares which are presently exercisable.

(17)	Mr. Lipman’s ownership includes options to purchase 50,000 shares which are presently exercisable or which will become exercisable within 60 days after the date of this report.

(18)
Includes options to purchase 2,621,366 shares, which are held by executive officers not named above and which are presently exercisable or which will become exercisable within 60 days after the date of this report.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants or other rights to acquire equity securities under our equity compensation plans as of December 31, 2004:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	21,794,568	$0.94	5,260,052
Total	21,794,568	$0.94	5,260,052

Item 13. Certain Relationships and Related Transactions

On April 22, 2004, Andrew D. Lipman was appointed to serve on our board of directors. Mr. Lipman has been designated as a Class III director who will serve until the third annual meeting after November 12, 2003. Mr. Lipman is a partner and vice chairman of the Swidler Berlin Shereff Friedman law firm in Washington, D.C. We retained that law firm for legal regulatory counsel in 2004 and intend to do so in the future.

On January 1, 2005, we acquired ICG Communications, Inc.'s customer base and certain network assets in California pursuant to an asset purchase agreement, dated October 22, 2004 (the "Agreement"). Under the terms of the Agreement, we acquired ICG's California retail and wholesale customer segments, its state-wide self-healing SONET fiber network with fully survivable metropolitan fiber rings in six major metropolitan markets, which connect 128 on-net fiber-lit commercial buildings. We purchased these assets for $13.5 million in the form of (i) 10,740,030 shares of our common stock and (ii) warrants to purchase up to an additional 2,000,000 shares of our common stock. In connection with the acquisition, MCCC ICG Holdings, LLC purchased 1,988,894 shares of our common stock for an aggregate purchase price of $2.5 million on January 5, 2005. Our director Peter H.O. Claudy is a director of ICG and a member of the managing board of MCCC.

Mr. Claudy is also a director of an entity that is more than 10% owner of Florida Digital Networks, Inc. ("FDN"). In April 2003, we completed the sale of our assets in its Florida and Georgia markets to FDN. The purchase price for the assets in Florida and Georgia was $12.4 million. At December 31, 2004, we have recorded $1.5 million of receivables remaining from the sale to FDN, with the entire balance owed being held in escrow by a third party escrow agent. During 2004, we received approximately $0.5 million from FDN related to these receivables. During 2004, we received approximately $1.3 million from BellSouth that was due to FDN. All amounts received were promptly remitted to FDN in the normal course of business.

Mr. Claudy did not serve as a director of ours until after the completion of the ICG acquisition and the sale of assets to FDN.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP for the audit of our annual financial statements, the reviews of our financial statements included in our quarterly reports on Form 10-Q, services relating to the audit of our internal controls over financial reporting in connection with Section 404 of the Sarbanes-Oxley Act of 2002, as well as services that are normally provided by the accounting firm in connection with statutory and regulatory filings were approximately $0.5 million and $0.2 million for the years ended December 31, 2004 and 2003, respectively.

Audit-Related Fees

The aggregate fees billed by Deloitte & Touche LLP for assurance and related services that were reasonably related to the performance of the audit and reviews referred to above were minimal for the year ended December 31, 2004, and approximately $0.1 million for the year ended December 31, 2003.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning rendered by Deloitte & Touche LLP to us were minimal for the year ended December 31, 2004, and approximately $0.1 million for the year ended December 31, 2003. The 2004 and 2003 fees related to the preparation of our income tax returns and tax consulting.

All Other Fees

The aggregate fees billed for all other non-audit services rendered by Deloitte & Touche LLP to us were minimal for the years ended December 31, 2004 and 2003.

All non-audit services require an engagement letter to be signed prior to commencing any services. The engagement letter must detail the fee estimates and the scope of services to be provided. The current policy of our audit committee is that the audit committee must approve of the non-audit services in advance of the engagement and the audit committee’s responsibilities in this regard may not be delegated to management. No non-audit services were rendered that were not in compliance with this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

(1)	The response to this portion of Item 15 is submitted as a separate section of this report.

(2)	The response to this portion of Item 15 is submitted as a separate section of this report.

(3)	Filing of Exhibits:

Exhibit 3.4	—	Amendment of Rights Agreement and Certification of Compliance with Section 26 dated March 14, 2005, between Mpower Holding Corporation and Continental Stock Transfer & Trust Company.
Exhibit 10.35	—	First Amendment to Employment Agreement dated February 3, 2005, between Mpower Communications Corp. and Russell A. Shipley. (9)
Exhibit 10.36	—	Employment Agreement dated February 2, 2005, between Mpower Communications Corp. and Michael Tschiderer. (9)
Exhibit 10.37	—	Amendment to Retention and Severance Agreement dated January 25, 2005, between Mpower Communications Corp. and Steven Reimer. (9)
Exhibit 10.38	—	Amendment to Retention and Severance Agreement dated February 4, 2005, between Mpower Communications Corp. and Roger Pachuta. (9)
Exhibit 10.39	—	Employment Agreement dated February 15, 2005, between Mpower Communications Corp. and James Dole. (9)
Exhibit 10.40	—	Third Amendment to Lease dated February 10, 2005, between Mpower Communications Corp. and Vista Holdings, LLC.
Exhibit 10.41	—	Consulting Agreement dated February 18, 2005, between Mpower Communications Corp. and Cassara Management Group, Inc.
Exhibit 10.42	—	First Amendment to Employment Agreement dated July 28, 2004, between Mpower Communications Corp. and James Ferguson. (9)
Exhibit 23.1	—	Consent of Deloitte & Touche LLP
Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32	—	Section 1350 Certifications

(b)	The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

2.1
Findings of Fact, Conclusions of Law, and Order Under Section 1129 of the Bankruptcy Code and Rule 3020 of the Bankruptcy Rules Confirming Debtors’ First Amended Joint Plan of Reorganization, dated July 17, 2002. (1)

2.2	Debtors’ First Amended Joint Plan of Reorganization dated May 20, 2002. (1)
2.3	Debtors’ First Amended Disclosure Statement dated May 20, 2002. (1)
2.4	Amended and Restated Agreement and Plan of Merger among Mpower Communications Corp., Mpower Holding Corporation and Mpower Merger Company, Inc., dated as of April 12, 2001. (2)
2.5	Asset Purchase Agreement, dated as of January 8, 2003, between Mpower and LDMI Telecommunications, Inc. (3)
2.6	Amendment No. 1 to Asset Purchase Agreement, dated as of February 6, 2003, between Mpower and LDMI Telecommunications, Inc. (3)
2.7	Asset Contribution Agreement, effective as of December 31, 2002, between Mpower and Xspedius Equipment Leasing, LLC. (3)
2.8	Asset Purchase Agreement, dated as of January 8, 2003, between Mpower, Florida Digital Network, Inc. and Southern Digital Network, Inc. (3)
2.9	Acknowledgment and Amendment No. 1 to Asset Purchase Agreement, dated as of April 7, 2003, between Mpower, Florida Digital Network, Inc. and Southern Digital Network, Inc. (3)
2.10	Asset Purchase Agreement, dated as of February 6, 2003, between Mpower and LDMI Telecommunications, Inc. (3)
2.11	Asset Purchase Agreement dated October 22, 2004, by and among MCCC ICG Holdings, LLC, ICG Communications, Inc., Mpower Holding Corporation and Mpower Communications Corp. (17)
3.1	Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on July 30, 2002. (4)
3.2	Second Amended and Restated By-laws. (4)
3.3	Rights Agreement between Mpower Holding Corporation and Continental Stock Transfer & Trust Company as Rights Agent, including Certificate of Designation for the Series A Preferred Stock. (5)
3.4	Amendment of Rights Agreement and Certification of Compliance with Section 26 dated March 14, 2005, between Mpower Holding Corporation and Continental Stock Transfer & Trust Company.
4.1	See the Second Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 and the Second Amended and Restated By-laws filed as Exhibit 3.2.
4.2	Form of Registration Rights Agreement, to be entered into by Mpower Holding Corporation pursuant to the Final Plan. (4)
4.3
Voting Agreements and Term Sheet for Exchange of (I) Cash and Newco Common Stock for 13% Senior Notes due 2010 Issued by Mpower Holding Corporation and (II) Newco Common Stock for Series C and Series D Preferred Stock Issued by the Company. (6)

9.1	Investor Rights Agreement listed in Item 10.34 below.
10.1	Amendment To Employment/Stock Repurchase Agreement dated August 1, 2001, between Mpower Holding Corporation and Rolla P. Huff. (8) (9)
10.2	Amendment To Employment/Stock Repurchase Agreement dated September 20, 2002 between Mpower Communications Corp. and Rolla P. Huff. (9) (10)
10.3	Amendment to Employment Agreement dated September 18, 2002 between Mpower Communications Corp. and Joseph M. Wetzel. (9) (10)
10.4	Amendment to Employment Agreement dated September 20, 2002 between Mpower Communications Corp. and S. Gregory Clevenger. (9) (10)
10.5	Amended Employment Agreement dated September 20, 2002 between Mpower Communications Corp. and Russell I. Zuckerman. (9) (18)
10.6	Retention and Severance Agreement dated October 24, 2001 between Mpower Communications Corp. and Michele Sadwick. (9) (11)
10.7	Severance Agreement dated October 18, 2001 between Mpower Communications Corp. and Roger Pachuta. (9) (11)
10.8	Retention and Severance Agreement dated October 28, 2001 between Mpower Communications Corp. and Steve Reimer. (9) (11)
10.9	Employment Letter dated August 8, 2000 between Mpower Communications Corp. and Joseph M. Wetzel. (9) (13)
10.10	RFC Capital Corporation Receivables Sale Agreement dated as of January 23, 2003. (11)
10.11	Mpower Communications Corp. Employee Benefit Trust Agreement II. (9) (11)
10.12	Mpower Holding Corporation’s Directors and Officers Insurance Premium Trust Agreement dated November 15, 2002. (11)
10.13	Mpower Holding Corporation 2002 Stock Option Plan I. (7) (9)
10.14	Mpower Holding Corporation 2002 Stock Option Plan II. (7) (9)
10.15	Employment Agreement dated June 2, 2003 between Mpower Communications Corp. and Russell A. Shipley. (9) (14)
10.16	Employment Agreement dated June 18, 2003 between Mpower Communications Corp. and Jim Ferguson. (9) (14)
10.17	Form of Stock Purchase Agreement. (15)
10.18	Form of Registration Rights Agreement. (15)
10.19	Form of Warrant. (15)
10.20	Release Agreement dated September 24, 2003 between Mpower Holding Corporation and Pacific Alliance Limited, LLC. (16)
10.21	Employment/Stock Repurchase Agreement dated October 13, 1999, between Mpower Communications Corp. and Rolla P. Huff. (9) (12)
10.22	Employment Agreement dated April 25, 2002, between Mpower Communications Corp. and S. Gregory Clevenger. (9) (18)
10.23	Third Amendment to Employment Agreement dated March 19, 2003, between Mpower Communications Corp. and Rolla P. Huff. (9) (18)
10.24	Second Amendment to Employment Agreement dated March 19, 2003, between Mpower Communications Corp. and S. Gregory Clevenger. (9) (18)
10.25	Second Amendment to Employment Agreement dated March 19, 2003, between Mpower Communications Corp. and Joseph M. Wetzel. (9) (18)
10.26	Third Amendment to Employment Agreement dated June 2003 between Mpower Communications Corp. and S. Gregory Clevenger. (9) (18)
10.27	Third Amendment to Employment Agreement dated June 2003 between Mpower Communications Corp. and Joseph M. Wetzel. (9) (18)
10.28	Fourth Amendment to Employment Agreement dated December 31, 2003, between Mpower Communications Corp. and Joseph M. Wetzel. (9) (18)
10.29	Retention and Severance Agreement dated October 11, 2001, between Mpower Communications Corp. and Anthony M. Marion, Jr. (9) (18)
10.30	First Amendment to Employment Agreement dated March 19, 2003, between Mpower Communications Corp. and Russell I. Zuckerman. (9) (18)
10.31	Second Amendment to Employment Agreement dated June 2003 between Mpower Communications Corp. and Russell I. Zuckerman. (9) (18)
10.32	Employee Benefit Trust Agreement dated October 23, 2001, between HSBC Bank USA and Mpower Communications Corp. (9) (18)
10.33	Subscription Agreement dated January 1, 2005, between MCCC ICG Holdings LLC and Mpower Holding Corporation. (19)
10.34	Investor Rights Agreement dated January 1, 2005, by and among MCCC ICG Holdings LLC, ICG Communications, Inc. and Mpower Holding Corporation. (19)
10.35	First Amendment to Employment Agreement dated February 3, 2005, between Mpower Communications Corp. and Russell A. Shipley. (9)
10.36	Employment Agreement dated February 2, 2005, between Mpower Communications Corp. and Michael Tschiderer. (9)
10.37	Amendment to Retention and Severance Agreement dated January 25, 2005, between Mpower Communications Corp. and Steven Reimer. (9)
10.38	Amendment to Retention and Severance Agreement dated February 4, 2005, between Mpower Communications Corp. and Roger Pachuta. (9)
10.39	Employment Agreement dated February 15, 2005, between Mpower Communications Corp. and James Dole. (9)
10.40	Third Amendment to Lease dated February 10, 2005, between Mpower Communications Corp. and Vista Holdings, LLC.
10.41	Consulting Agreement dated February 18, 2005, between Mpower Communications Corp. and Cassara Management Group, Inc.
10.42	First Amendment to Employment Agreement dated July 28, 2004, between Mpower Communications Corp. and James Ferguson. (9)
21	Subsidiaries of the Registrant (6)
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

(1)	Incorporated by reference to Mpower Holding Corporation’s Current Report on Form 8-K filed with the Commission on July 30, 2002.

(2)	Incorporated by reference to Mpower Holding Corporation’s Amendment No. 1 to Registration Statement on Form S-4 filed with the Commission on April 13, 2001.

(3)	Incorporated by reference to Mpower Holding Corporation’s Current Report on Form 8-K filed with the Commission on April 22, 2003.

(4)	Incorporated by reference to Mpower Holding Corporation’s Registration Statement of Form 8-A filed with the Commission on July 30, 2002.

(5)	Incorporated by reference to Mpower Holding Corporation’s Current Report on Form 8-K filed with the Commission on July 16, 2003.

(6)	Incorporated by reference to Mpower Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

(7)	Incorporated by reference to Mpower Holding Corporation’s Registration Statement on Form S-8 filed with the Commission on June 19, 2003.

(8)	Incorporated by reference to Mpower Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(9)	Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(a) (3) of Form 10-K.

(10)	Incorporated by reference to Mpower Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11)	Incorporated by reference to Mpower Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

(12)	Incorporated by reference to Mpower Communications Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999.

(13)	Incorporated by reference to Mpower Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

(14)	Incorporated by reference to Mpower Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(15)	Incorporated by reference to Mpower Holding Corporation’s Current Report on Form 8-K filed with the Commission on September 30, 2003.

(16)	Incorporated by reference to Mpower Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(17)	Incorporated by reference to Mpower Holding Corporation’s Current Report on Form 8-K filed with the Commission on October 27, 2004.

(18)	Incorporated by reference to Mpower Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

(19)	Incorporated by reference to Mpower Holding Corporation’s Current Report on Form 8-K filed with the Commission on January 6, 2005.

(c)
Schedule II - Valuation and Qualifying Accounts and Reserves is included below. All other schedules have been omitted as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements or related notes thereto.

MPOWER HOLDING CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED
DECEMBER 31, 2004

		Additions
Description	Balance at Beginning of Year	Charged to costs and expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts	$2,292	$1,509	$2,426	$1,375
Accrued network optimization costs	$243	$—	$10	$233

MPOWER HOLDING CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED
DECEMBER 31, 2003

		Additions
Description	Balance at Beginning of Year	Charged to costs and expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts	$3,151	$4,743	$5,602	$2,292
Accrued network optimization costs	$1,480	$(591)	$646	$243

MPOWER HOLDING CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED
DECEMBER 31, 2002

		Additions
Description	Balance at Beginning of Year	Charged to costs and expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts	$4,330	$9,880	$11,059	$3,151
Accrued network optimization costs	$13,593	$12,610	$24,723	$1,480

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPOWER HOLDING CORPORATION

Date: March 14, 2005	/s/ ROLLA P. HUFF
Rolla P. Huff
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ ROLLA P. HUFF	/s/ S. GREGORY CLEVENGER
Rolla P. Huff	S. Gregory Clevenger
Chief Executive Officer and Chairman of the Board	Executive Vice President - Chief Financial Officer
March 14, 2005	March 14, 2005

/s/ MICHAEL J. TSCHIDERER	/s/ MICHAEL E. CAHR
Michael J. Tschiderer	Michael E. Cahr
Senior Vice President of Finance, Controller and Treasurer	Director
March 14, 2005	March 14, 2005

Anthony J. Cassara	Peter H.O. Claudy
Director	Director
March 14, 2005	March 14, 2005

/s/ MICHAEL M. EARLEY	/s/ ANDREW D. LIPMAN
Michael M. Earley	Andrew D. Lipman
Director	Director
March 14, 2005	March 14, 2005

/s/ ROBERT M. POMEROY
Robert M. Pomeroy	Richard L. Shorten, Jr.
Director	Director
March 14, 2005	March 14, 2005

MPOWER HOLDING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mpower Holding Corporation
Rochester, New York

We have audited the accompanying consolidated balance sheets of Mpower Holding Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for years ended December 31, 2004 and 2003 and for the period from July 31, 2002 to December 31, 2002 (Reorganized Company operations), for the period January 1, 2002 to July 30, 2002 (Predecessor Company operations). Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, on July 17, 2002, the Bankruptcy Court entered an order confirming the Company’s plan of reorganization which became effective after the close of business on July 30, 2002. Accordingly, the accompanying consolidated financial statements for the period from January 1, 2002 to July 30, 2002, and the period from July 31, 2002 to December 31, 2002, have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and the Reorganized Company as a new entity has assets, liabilities, and a capital structure with carrying values that are not comparable with prior periods.

In our opinion, the Reorganized Company consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of their operations and their cash flows for years ended December 31, 2004 and 2003 and for the period from July 31, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements present fairly in all material respects, the results of its operations and cash flows for the period January 1, 2002 to July 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Date: March 14, 2005	/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Rochester, New York

MPOWER HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PREFERRED AND COMMON SHARE AND COMMON SHARE AMOUNTS)

	December 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$27,327	$29,307
Investments available-for-sale	8,064	—
Accounts receivable, less allowance for doubtful accounts of $1,375 and $2,292 at December 31, 2004 and 2003, respectively	10,140	14,076
Other receivables	3,164	5,039
Prepaid expenses and other current assets	3,060	4,579
Total current assets	51,755	53,001
Property and equipment, net	33,012	33,762
Long-term restricted cash and cash equivalents	9,515	9,537
Long-term investments available-for-sale	2,041	—
Intangibles, net of accumulated amortization of $11,072 and $6,491 at December 31, 2004 and 2003, respectively	4,367	8,948
Other long-term assets	4,274	3,781
Total assets	$104,964	$109,029

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of capital lease obligations	$—	$256
Accounts payable	20,462	15,752
Accrued sales taxes payable	2,190	3,647
Accrued property taxes payable	1,457	2,818
Accrued bonus	2,508	2,388
Deferred revenue	5,059	4,696
Accrued other expenses	10,299	11,020
Total current liabilities	41,975	40,577
Long-term deferred revenue	1,833	2,211
Total liabilities	43,808	42,788
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 49,900,000 shares authorized but unissued at December 31, 2004 and 2003, respectively	—	—
Series A preferred stock, 100,000 shares authorized but unissued at December 31, 2004 and 2003, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 78,570,772 and 78,232,742 shares issued and outstanding at December 31, 2004 and 2003, respectively	79	78
Additional paid-in capital	104,054	103,735
Accumulated deficit	(42,977)	(37,572)
Total stockholders' equity	61,156	66,241
Total liabilities and stockholders' equity	$104,964	$109,029

See accompanying notes to consolidated financial statements.

MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT COMMON SHARE AND PER COMMON SHARE AMOUNTS)

	Reorganized	Reorganized	Reorganized	Predecessor
	Mpower	Mpower	Mpower	Mpower
	Holding	Holding	Holding	Holding
	Year Ended	Year Ended	July 31, 2002 to	January 1, 2002
	December 31,	December 31,	December 31,	to July 30,
	2004	2003	2002	2002
Operating revenues:
Telecommunication services	$151,010	$148,172	$62,815	$83,289
Operating expenses:
Cost of operating revenues (exclusive of depreciation and amortization shown separately below of $8,006 and $7,697 for the years ended December 31, 2004 and 2003, respectively, and $3,562 and $21,669 for the period July 31, 2002 to December 31, 2002 and for the period January 1, 2002 to July 30, 2002, respectively)	69,279	75,445	33,414	51,320
Selling, general and administrative (exclusive of depreciation and amortization shown separately below of $7,527 and $8,672 for the years ended December 31, 2004 and 2003, respectively, and $4,425 and $6,951 for the period July 31, 2002 to December 31, 2002 and for the period January 1, 2002 to July 30, 2002, respectively)	73,111	77,609	43,055	66,069
Reorganization expense	—	—	—	266,383
Network optimization cost	—	(954)	(6,390)	19,000
Gain on sale of assets, net	(388)	(534)	(90)	(91)
Depreciation and amortization	15,533	16,369	7,987	28,620
	157,535	167,935	77,976	431,301
Loss from operations	(6,525)	(19,763)	(15,161)	(348,012)
Other income (expense):
Interest income	430	199	963	3,237
Interest expense, net of amount capitalized (contractual interest was $33,470 from January 1, 2002 to July 30, 2002)	(248)	(526)	(2,539)	(18,065)
Other income	41	1,427	—	—
(Loss) gain on discharge of debt	—	(102)	35,030	315,310
(Loss) gain on sale of investments, net	(11)	—	(539)	4,326
(Loss) income from continuing operations	(6,313)	(18,765)	17,754	(43,204)
Discontinued operations:
Income (loss) from discontinued operations	908	(2,368)	(34,193)	(34,765)
Net loss	(5,405)	(21,133)	(16,439)	(77,969)
Accrued preferred stock dividend (contractual dividend was $8,782 from January 1, 2002 to July 30, 2002)	—	—	—	(3,974)
Net loss applicable to common stockholders	$(5,405)	$(21,133)	$(16,439)	$(81,943)

Basic and diluted (loss) income per common share applicable to common stockholders:
(Loss) income from continuing operations	$(0.08)	$(0.27)	$0.27	$(0.79)
Income (loss) from discontinued operations	0.01	(0.04)	(0.52)	(0.59)
Net loss	$(0.07)	$(0.31)	$(0.25)	$(1.38)
Basic weighted average common shares outstanding	78,438,470	68,515,811	64,999,025	59,461,374
Diluted weighted average common shares outstanding	78,438,470	68,515,811	65,247,708	59,461,374

See accompanying notes to consolidated financial statements.

MPOWER HOLDING CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (IN THOUSANDS, EXCEPT PREFERRED AND COMMON SHARE AMOUNTS)
	Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Notes Receivable From	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Stockholders	(Loss)	(Deficit)
Balance at January 1, 2002, Predecessor Mpower Holding	4,263,388	$202,830	59,488,843	$59	$712,334	$(826,615)	13,710	$(76)	$(973)	$7,793	$(107,478)
Cancellation of stockholders’ notes for common stock	—	—	(81,000)	—	(435)	—	—	—	435	—	—
Principal stockholder’s short swing profit	—	—	—	—	588	—	—	—	—	—	588
Stock-based compensation	—	—	—	—	342	—	—	—	100	—	442
Accrued preferred stock dividend	—	3,974	—	—	(3,974)	—	—	—	—	—	(3,974)
7.25% Series D convertible preferred stock converted to common stock	(50,000)	(2,425)	57,390	—	2,425	—	—	—	—	—	2,425
New common stock issued for exchange of 2010 Notes	—	—	55,250,000	55	74,150	—	—	—	—	—	74,205
Cancellation of preferred and common stock	(4,213,388)	(204,379)	(59,465,233)	(59)	191,267	—	(13,710)	76	—	—	191,284
New common stock issued for exchange of stock	—	—	9,749,025	10	13,085	—	—	—	—	—	13,095
Fresh-start accounting	—	—	—	—	(902,547)	904,584	—	—	438	(2,039)	436
Comprehensive loss:
Net loss	—	—	—	—	—	(77,969)	—	—	—	—	(77,969)
Unrealized loss on investments available-for-sale	—	—	—	—	—	—	—	—	—	(5,754)	(5,754)
Comprehensive Loss											(83,723)
Balance at July 30, 2002, Predecessor Mpower Holding	—	—	64,999,025	65	87,235	—	—	—	—	—	87,300
Stock-based compensation	—	—	—	—	276	—	—	—	—	—	276
Comprehensive loss:
Net loss	—	—	—	—	—	(16,439)	—	—	—	—	(16,439)
Comprehensive Loss											(16,439)
Balance at December 31, 2002, Reorganized Mpower Holding	—	—	64,999,025	65	87,511	(16,439)	—	—	—	—	71,137
Options exercised for common stock	—	—	292,976	—	64	—	—	—	—	—	64
Stock-based compensation	—	—	—	—	175	—	—	—	—	—	175
Private placement of common stock	—	—	12,940,741	13	15,985	—	—	—	—	—	15,998
Comprehensive loss:
Net loss	—	—	—	—	—	(21,133)	—	—	—	—	(21,133)
Comprehensive Loss											(21,133)
Balance at December 31, 2003, Reorganized Mpower Holding	—	—	78,232,742	78	103,735	(37,572)	—	—	—	—	66,241
Options exercised for common stock	—	—	338,030	1	80	—	—	—	—	—	81
Stock-based compensation	—	—	—	—	91	—	—	—	—	—	91
Agent selling expense - warrants	—	—	—	—	148	—	—	—	—	—	148
Comprehensive loss:
Net loss	—	—	—	—	—	(5,405)	—	—	—	—	(5,405)
Comprehensive Loss											(5,405)
Balance at December 31, 2004, Reorganized Mpower Holding	—	$—	78,570,772	$79	$104,054	$(42,977)	—	$—	$—	$—	$61,156

See accompanying notes to consolidated financial statements.

MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Reorganized	Reorganized	Reorganized	Predecessor
	Mpower	Mpower	Mpower	Mpower
	Holding	Holding	Holding	Holding
	Year Ended	Year Ended	July 31, 2002 to	January 1, 2002
	December 31,	December 31,	December 31,	to July 30,
	2004	2003	2002	2002
Cash flows from operating activities:
Net loss	$(5,405)	$(21,133)	$(16,439)	$(77,969)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,533	16,369	11,223	41,344
Bad debt expense	1,509	4,743	4,426	5,454
(Gain) loss on disposal of assets from discontinued operations	(320)	523	21,518	—
Loss (gain) on discharge of debt	—	102	(35,030)	(315,310)
Non-cash reorganization expense	—	—	—	244,669
Network optimization cost	—	(954)	(6,390)	19,000
Gain on sale of assets, net	(388)	(534)	(90)	(91)
Loss (gain) on sale of investments, net	11	—	539	(4,326)
Amortization of investment premiums	27	—	—	—
Amortization of debt discount	—	—	61	718
Amortization of deferred debt financing costs	—	131	84	608
Stock-based compensation expense	91	175	276	442
Agent selling expense - warrants	148	—	—	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2,427	(3,695)	(2,567)	(2,334)
Decrease (increase) in other receivables	3,492	(3,491)	—	—
Decrease (increase) in prepaid expenses and other current assets	1,427	1,327	2,176	(3,271)
Decrease (increase) in other long-term assets	617	6,987	980	(5,724)
(Decrease) increase in accounts payable	(75)	(5,346)	(12,792)	10,495
Decrease in sales taxes payable	(1,457)	(1,427)	(475)	(848)
Decrease in accrued network optimization costs	—	(646)	(3,552)	(3,707)
(Decrease) increase in accrued other expenses	(3,295)	(2,575)	(7,152)	9,816
Net cash provided by (used in) operating activities	14,342	(9,444)	(43,204)	(81,034)
Cash flows from investing activities:
Purchase of property and equipment, net of payables	(5,623)	(7,229)	(5,923)	(11,483)
Proceeds from sale of assets from continuing operations	407	872	383	185
Proceeds from sale of assets from discontinued operations	63	19,364	—	—
Costs associated with sale of assets from discontinued operations	—	(1,239)	—	—
Proceeds from sale of airplane	—	—	6,119	—
Purchase of investments available-for-sale, net	(10,505)	—	—	—
Sale of investments available-for-sale, net	362	—	52,155	105,550
Sale of restricted investments, net	114	4,002	1,361	3,614
Purchase of restricted investments, net	—	—	(4,000)	(1,902)
Net cash (used in) provided by investing activities	(15,182)	15,770	50,095	95,964
Cash flows from financing activities:
Proceeds from principal stockholder’s short swing profit	—	—	—	588
Repurchase of Senior Notes	—	(2,154)	(13,707)	—
Fees paid for repurchase of Senior Notes	—	—	(450)	—
Payments on other long-term debt and capital lease obligations	(256)	(1,569)	(2,513)	(4,116)
Costs associated with line of credit	—	(131)	—	—
Costs associated with planned acquisition	(965)	—	—	—
Costs associated with issuance of common stock	—	(1,472)	—	—
Proceeds from issuance of common stock	81	17,534	—	—
Net cash (used in) provided by financing activities	(1,140)	12,208	(16,670)	(3,528)
Net (decrease) increase in cash and cash equivalents	(1,980)	18,534	(9,779)	11,402
Cash and cash equivalents at beginning of period	29,307	10,773	20,552	9,150
Cash and cash equivalents at the end of period	$27,327	$29,307	$10,773	$20,552

Supplemental schedule of non-cash investing and financing activities:
Net payable related to costs associated with planned acquisition	$145	$—	$—	$—
Net proceeds receivable from sale of assets from discontinued operations	$—	$826	$—	$—
New common stock issued for exchange of Senior Notes	$—	$—	$—	$74,205
Cancellation of preferred and common stock	$—	$—	$—	$(13,095)
New common stock issued for exchange of preferred and common stock	$—	$—	$—	$13,095
Fresh-start accounting	$—	$—	$—	$436
Preferred stock converted to common stock	$—	$—	$—	$2,425
Preferred stock dividends accrued	$—	$—	$—	$3,974
Other disclosures:
Cash paid for interest, net of amounts capitalized	$117	$525	$3,054	$2,150

See accompanying notes to consolidated financial statements.

MPOWER HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

(1) Description of Business, Financial History and Significant Accounting Policies

Description of Business

The accompanying consolidated financial statements of Mpower Holding Corporation (“Holding"), a Delaware corporation, include the accounts of Holding and its wholly-owned subsidiary, Mpower Communications Corp. ("Communications") and other subsidiaries of Communications (collectively the “Company”). All intercompany balances and transactions have been eliminated.

The Company was one of the first facilities-based competitive local telephone companies founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. The Company offers local and long distance voice services as well as high-speed Internet access and voice over internet protocol (“VOIP”) telephony by way of a variety of broadband product and service offerings over its network of collocations and switches. The Company’s services have historically been offered through Communications primarily to small and medium-sized business customers in all of its markets and residential customers primarily in the Las Vegas, Nevada market. The Company’s markets include Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois.  The Company also bills a number of major local and long distance carriers for the costs of originating and terminating traffic on the Company’s network for the Company’s local service customers. The Company does not have any unbundled network element platform (“UNE-P”) revenues although it is actively pursuing opportunities to provide network-based alternatives to UNE-P carriers on a wholesale basis in light of recent regulatory changes.

On January 1, 2005, the Company acquired certain assets of ICG Communications, Inc. (“ICG”). The assets acquired include ICG’s customer base and certain network assets in California. See Note 18 for additional discussion of this acquisition.

As a result of the Chapter 11 reorganization occurring as of July 30, 2002, and discussed in Note 12, the financial results for the Company have been separately presented under the label “Predecessor Mpower Holding” for the period January 1, 2002 to July 30, 2002 and “Reorganized Mpower Holding” for periods after July 31, 2002.

As a result of the reorganization, the consolidated financial statements for periods following the effectiveness of the First Amended Joint Plan of Reorganization (the “Plan”), as modified by the Findings of Fact, Conclusions of Law, and Order Under Section 1129 of the Bankruptcy Code and Rule 3020 of the Bankruptcy Rules Confirming Debtors’ First Amended Joint Plan of Reorganization entered by the Bankruptcy Court on July 17, 2002, (the “Confirmation Order,” the Plan as modified by the Confirmation Order is referred to herein as the “Final Plan”) on July 30, 2002, will not be comparable to those before the effectiveness of the Final Plan.

Financial History

In May 1998, the Company completed its initial public offering of common stock, raising net proceeds of $63.0 million. From May 1999 to March 2000, the Company raised over $900 million of additional funds through debt and equity issuances to pursue an aggressive business plan to rapidly expand its business using Class 5 circuit switching technology, the same as used by Verizon, SBC (through its operating subsidiaries Pacific Bell and Ameritech), and other major telecommunication companies, in each of its markets and began deploying digital loop carriers in each collocation site. This business plan required significant up-front capital expenditures in each market as well as lower recurring margins in its early phase. In mid-2000, the capital markets became virtually inaccessible to early stage communications ventures. Consequently, in September 2000, the Company commenced a process to restructure its business, both operationally and financially.

From September 2000 through May 2001, the Company significantly scaled back its operations, canceling more than 500 existing collocations, and canceling plans to enter the Northeast and Northwest Regions (representing more than 350 collocations).

From February 2002 through July 2002, the Company undertook a comprehensive recapitalization through a Chapter 11 bankruptcy plan that eliminated $593.9 million in carrying value of long-term debt and preferred stock (as well as $65.3 million of associated annual interest and dividend costs) in exchange for cash and 98.5% of its common stock. See Note 12 for further discussion of the Chapter 11 proceedings.

From November 2002 to January 2003, the Company eliminated the remaining $51.3 million of carrying value of its long-term debt for cash payments, which released all of its network equipment from any remaining security interests, giving the Company the ability to pursue alternative financing and strategic transactions.

In January 2003, the Company entered into an agreement with RFC Capital Corporation, a wholly-owned subsidiary of Textron Financial Corporation, for a three-year funding credit facility of up to $7.5 million, secured only by certain of its accounts receivable.

In January 2003, the Company announced a series of strategic sale transactions to further strengthen itself financially and focus its operations on the California, Nevada and Illinois markets. The Company’s sale of customers and assets in Florida, Georgia, Ohio, Michigan and Texas to other service providers (the “Asset Sales”) brought more geographic concentration to its business. The Asset Sales in Ohio, Michigan and Texas were completed in March 2003. The Asset Sales in Georgia and Florida were completed in April 2003. The Asset Sales generated net proceeds to the Company of approximately $19.3 million, of which $1.5 million remained unpaid and held in escrow as of December 31, 2004. $1.0 million was subsequently received in March 2005 and the remainder, net of expenses, is expected to be received in the first or second quarter of 2005.

In September 2003, the Company raised net proceeds of approximately $16.0 million through a private placement of shares of its common stock and warrants to purchase additional shares of common stock.

As further described in Note 18, in October 2004, the Company entered into a definitive agreement to acquire ICG’s customer base and certain network assets in California. In January 2005, the Company purchased ICG California through the issuance of shares of its common stock, warrants to purchase additional shares of common stock and the assumption of certain capitalized leases. In connection with the acquisition, in January 2005, the Company raised net proceeds of approximately $2.5 million through a private placement of shares of its common stock.

Significant Accounting Policies

Revenue Recognition

The Company recognizes operating revenues as services are rendered to customers in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” The Company recognizes revenue from monthly recurring charges, enhanced features and usage in the period in which service is provided. Advance billings for services not yet provided are deferred and recognized as revenue in the period in which service is provided. Nonrefundable activation fees are also deferred and recognized as revenue over the expected term of the customer relationship. The Company recognizes revenue from switched access in the period in which service is provided, when the price is fixed, the earnings process is complete and the collectability is reasonably assured. As part of the revenue recognition process for switched access, the Company evaluates whether receivables are reasonably assured of collection based on certain factors, including past credit history, financial condition of the customer, industry norms, past payment history of the customer and the likelihood of billings being disputed by customers.

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

Cost of Operating Revenues

Cost of operating revenues include the cost of leasing copper loops from the incumbent local exchange carriers (“ILECs”), the cost to change over new customers onto the Company’s network, the cost of transporting voice and data traffic over the Company's network, long distance charges from service providers related to the traffic generated by the Company’s customers, the cost of leasing collocation space from the ILECs and the related utilities to operate the Company's equipment at those sites, the leased space related to the Company's switch sites and the related utilities needed to operate the Company’s switches and other related services. Cost of operating revenues does not include internal labor costs or an allocation of depreciation and amortization expense.

The Company leases its loop, transport and network facilities from various long distance carriers and ILEC’s. The pricing of such facilities are governed by either a tariff or an interconnection agreement. These carriers bill the Company for the use of such facilities and other services. From time to time, the carriers present inaccurate bills, which the Company disputes. As a result of such billing inaccuracies, the Company records an estimate of its liability based on its measurement of services received. As of December 31, 2004 and 2003, the Company had $6.5 million and $7.2 million, respectively, of disputes with carriers and reserved $2.8 million and $5.4 million, respectively, against those disputed balances.

Other Income

During 2003, the Company reported other income of $1.4 million resulting from the reversal of a sales tax contingency reserve deemed to no longer be needed.

Comprehensive Loss

The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting of comprehensive loss and its components. For the years ended December 31, 2004 and 2003 and the period July 31, 2002 to December 31, 2002, comprehensive loss consisted of net losses. For the period January 1, 2002 to July 30, 2002, comprehensive loss consisted of unrealized losses on investments in available-for-sale securities, as well as net losses. Comprehensive loss is presented in the consolidated statements of stockholders’ equity (deficit).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivables. The Company places its cash and cash equivalents in financial institutions considered by management to be high quality and limit the amount of credit exposure to any one institution. The Company has not experienced any losses in these accounts and believes that it is not exposed to any significant credit risk on cash balances.

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

Investments

The Company’s short-term and long-term investments consist of investment-grade debt securities which are recorded at fair value and classified as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities.”

During 2004, net unrealized holding gains and losses were not significant and accordingly the amortized cost of these investments approximated fair value as of December 31, 2004. For the period from January 1, 2002 to July 30, 2002 net unrealized holding gains and losses were reported in stockholders’ equity as a component of accumulated other comprehensive loss. Interest and amortization of premiums and discounts for available-for-sale securities were included in interest income, and gains and losses on available-for-sale investments sold were determined based on the specific identification method and included in other income. The Company does not hold these investments for speculative or trading purposes.

Investments available-for-sale as of December 31, 2004 were as follows (in thousands):

Fair Value
Short-term investments:
Auction rate securities	$6,150
Corporate bonds	1,396
U.S. government agency notes	518
Total short-term investments	$8,064

Long-term investments:
U.S. government agency notes	$1,032
Corporate bonds	1,009
Total long-term investments	$2,041

Proceeds from the sale of investments available-for-sale for the periods ended in 2004, 2003 and 2002 were as follows (in thousands):

				Predecessor
	Reorganized Mpower Holding			Mpower Holding
	2004	2003	2002	2002
Proceeds from the sale of investments available-for-sale	$362	$—	$52,155	$105,550

The realized gains and losses from sales of investments for the periods ended in 2004, 2003 and 2002 were as follows (in thousands):

				Predecessor
	Reorganized Mpower Holding			Mpower Holding
	2004	2003	2002	2002
Gross realized gains	$—	$—	$39	$4,326
Gross realized losses	(11)	—	(578)	—
Net realized (loss) gain	$(11)	$—	$(539)	$4,326

Restricted Cash and Cash Equivalents

In September 2001, the Company committed to pay up to $4.5 million during the period through December 31, 2002 for employee retention and incentive compensation bonuses, subject to the terms of the agreements with certain employees. In addition, the Company committed to pay up to $7.5 million in severance payments to certain employees in the event they are terminated involuntarily, without cause or voluntarily, with good cause. In November 2001, the Company established an irrevocable grantor trust, which was funded at a level sufficient to cover the maximum commitment for retention, incentive compensation and severance payments. For the years ended December 31, 2004 and 2003, the Company paid out $0.1 million and $2.1 million, respectively relating to these commitments.

In October 2002, the Company established and funded a second irrevocable grantor trust with $2.0 million, which was determined to be the amount sufficient to pay all severance benefit obligations pursuant to employment agreements for several of the Company’s executives and any other severance or retention agreements in effect that were not funded by the trust adopted by the Company in November 2001. In November 2002, the Company established a $2.0 million trust for the future purchase, if needed, of run-off insurance for the directors and officers.

The three trusts referred to above were all established prior to filing bankruptcy by the Company to reassure key employees and members of the board of directors that the Company’s obligations to pay retention, incentive compensation and severance benefit obligations could be met, no matter what the future financial condition of the Company. This was essential to the success of the Company’s business plan, in that without the retention of key employees and members of the board of directors, the ability to successfully carry out the Company’s business plan would be greatly hampered. Key employees and members of the board of directors needed the assurance that the severance and other compensation benefits they were relying on were funded and could be paid whatever the financial condition of the Company, and that they would be protected with run-off insurance in the event of a merger, acquisition or other event requiring such insurance coverage.

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

Restricted investments at December 31, 2002, also included $1.9 million of escrow funds related to disputed charges between SBC Telecommunications and the Company. In February 2003, a final settlement of the disputed charges was reached and $1.2 million was released and returned to the Company, while $0.7 million was released and paid to SBC Telecommunications.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of prepaid rent, prepaid insurance, prepaid maintenance agreements, deferred installation costs and the current portion of deposits held by vendors. Prepaid expenses are expensed on a straight-line basis over the corresponding life of the underlying agreements. Deferred installation costs are expensed on a straight-line basis over the estimated customer life, consistent with the corresponding revenue.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization. Direct and indirect costs of construction are capitalized, and include interest costs related to construction for the periods ended during 2002. There were no capitalized interest costs for 2004 or 2003. Capitalized interest costs for the period July 31, 2002 to December 31, 2002 was $0.1 million and $1.3 million for the period January 1, 2002 to July 30, 2002.

Depreciation is computed using the straight-line method over estimated useful lives beginning in the month an asset is placed into service. Estimated useful lives of property and equipment are as follows:

Buildings	39 years
Telecommunications and switching equipment	3-10 years
Computer hardware and software	3-5 years
Office equipment and other	3-10 years
Leasehold improvements	the lesser of the estimated useful lives or term of lease

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

Capitalized internal labor costs for the periods ended in 2004, 2003 and 2002 were as follows (in thousands):

				Predecessor
	Reorganized Mpower Holding			Mpower Holding
	2004	2003	2002	2002
Capitalized internal labor costs	$1,130	$1,330	$2,293	$3,956

Deferred Financing Costs

Deferred financing costs are amortized to interest expense over the life of the related financing using the effective interest method.

Goodwill and Other Intangibles

The Company accounts for goodwill and other intangibles under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill and other separately recognized intangible assets with indefinite lives will no longer be amortized, but will be subject to at least an annual assessment for impairment through the application of a fair-value-based test. Intangible assets that do have finite lives will continue to be amortized over their estimated useful lives. The Company had no goodwill recorded on the consolidated balance sheets as of December 31, 2004 and 2003.

Other Long-Term Assets

Other long-term assets consist primarily of direct acquisition costs related to ICG (See Note 18), the long-term portion of deferred installation costs and prepaid insurance, and deposits on operating leases. Direct acquisition costs represent direct costs incurred by the Company in the preparation for the ICG acquisition in January 2005 such as professional fees, and amounts payable under management services agreements and transition services agreements and will be considered in the Company’s purchase accounting. The deposits on operating leases are held for various periods of time by the respective lessors, and are expected to be returned to the Company per the specific conditions of the individual operating leases. Deferred installation costs are expensed on a straight-line basis over the estimated customer life, consistent with the corresponding revenue. Prepaid expenses are expensed on a straight-line basis over the corresponding life of the underlying agreements.

Income Taxes

The Company has applied the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income tax assets and liabilities for the consequences of temporary differences between amounts reported for financial reporting and income tax purposes, including net operating loss carryforwards. SFAS No. 109 requires recognition of a future tax benefit of net operating loss carryforwards and certain other temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2004 and 2003, the carrying value of certain financial instruments (accounts receivable, accounts payable and current portion of capital lease obligations) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

As of December 31, 2004 and 2003, the Company had no long-term debt.

Impairment of Long-Lived Assets

Property and equipment, finite lived intangible assets, and other long-lived assets are reviewed periodically for possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires management judgment with respect to changes in technology, the continued success of product and service offerings, and future volume, revenue and expense growth rates. The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment implications. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted, or another appropriate fair value methodology is utilized, to determine the estimated fair value of the asset and an impairment charge, if any, is recorded for the difference between the carrying value and the fair value of the asset.

Carrying values of indefinite lived intangible assets are reviewed at least annually, for possible impairment in accordance with SFAS No. 142. The Company’s impairment review is based on a discounted cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, and the selection of an appropriate discount rate. Management uses estimates based on expected trends in making these assumptions. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse, economic factors, unanticipated technological change or competitive activities, acts by governments and courts, may signal that an asset has become impaired.

No impairment charges were recorded on long-lived assets in 2004 or 2003.

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

Stock-Based Compensation

The Company measures the compensation cost of its stock option plan under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.

Had compensation cost for the employee stock options been determined consistent with SFAS No. 123, the Company’s results from operations would approximate the following pro forma amounts for the periods ended in 2004, 2003 and 2002 (in thousands, except per common share amounts):

	Reorganized Mpower Holding			Predecessor Mpower Holding
	2004	2003	2002	2002
Net loss applicable to common stockholders, as reported	$(5,405)	$(21,133)	$(16,439)	$(81,943)
Add: Stock-based compensation expense included in reported net loss, net of related income tax effects	91	175	276	442
Deduct: Total stock-based employee compensation expense to be determined under a fair value based method for all awards, net of related income tax effects	(3,853)	(4,603)	(1,260)	(4,101)
Pro forma net loss applicable to common stockholders	$(9,167)	$(25,561)	$(17,423)	$(85,602)
Basic and diluted net loss per common share applicable to common stockholders, as reported	$(0.07)	$(0.31)	$(0.25)	$(1.38)
Basic and diluted net loss per common share applicable to common stockholders, pro forma	$(0.12)	$(0.37)	$(0.27)	$(1.44)

Pro forma amounts for 2003 have been restated from amounts previously reported as a result of an error in the vesting periods utilized for disclosure purposes and adjustments made to properly reflect compensation expense under SFAS No. 123. For 2003, such adjustments increased the pro forma stock-based employee compensation expense determined under a fair value based method by $3.1 million and pro forma basic and diluted net loss per common share applicable to common stockholders by 4 cents.

The Company utilizes the Black-Scholes method for determining the fair value of its options for purposes of the pro forma disclosures required by SFAS No. 123. The assumptions used for the Black-Scholes method were reviewed during 2004. Based on the review and consideration of the Company’s current financial position subsequent to its emergence from bankruptcy and the disposal of certain markets, it was determined that the unadjusted historical stock prices used to calculate its expected volatility were no longer reflective of future performance. Based on the review, the Company changed its methodology of determining the expected volatility and modified its calculation to place more reliance on recent periods in order to provide a more accurate projection of the future expected volatility of the Company’s common stock.

For options granted during the year ended December 31, 2004, the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $0.67, using the following assumptions: dividend yield of 0%; expected option life of 6.0 years; risk free interest rate ranging from 3.05% to 4.14% and an expected volatility ranging from 56% to 201%.

For options granted during the year ended December 31, 2003, the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $0.51, using the following assumptions: dividend yield of 0%; expected option life of 6.0 years; risk free interest rate of 3.06% and an expected volatility of 200%.

For options granted during the period July 31, 2002 to December 31, 2002 (“Reorganized Mpower Holding”), the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $0.28, using the following assumptions: dividend yield of 0%; expected option life of 6.0 years; risk free interest rate of 3.33% and an expected volatility of 168%.

For options granted during the period January 1, 2002 to July 30, 2002 (“Predecessor Mpower Holding”), the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $0.26, using the following assumptions: dividend yield of 0%; expected option life of 6.0 years; risk free interest rate of 4.55% and an expected volatility of 223%.

Loss (Income) Per Common Share

SFAS No. 128, “Earnings Per Share,” requires the Company to calculate its income (loss) per common share based on basic and diluted income (loss) per common share. Basic earnings per common share excludes the effect of common stock equivalents and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and assumes the conversion of preferred stock using the “if converted” method.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123(R) will cause unrecognized expense (based on the fair values determined for the pro forma footnote disclosure, adjusted for estimated forfeitures) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123(R) in its third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective or the modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R), while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) will have a material impact on its statements of operations and earnings per share. The Company cannot yet estimate the effect of adopting SFAS No. 123(R) as it has not yet selected the method of adoption or an option-pricing model and it has not yet finalized estimates of its expected forfeitures.

(2) Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2004	2003
Buildings and property	$1,716	$1,716
Telecommunication and switching equipment	33,968	28,073
Leasehold improvements	6,892	6,689
Computer hardware and software	7,638	7,119
Office equipment and other	2,722	2,486
Assets held for future use	3,296	3,434
	56,232	49,517
Accumulated depreciation and amortization	(27,206)	(16,425)
	29,026	33,092
Construction in progress	3,986	670
Net property and equipment	$33,012	$33,762

Depreciation expense for the periods ended in 2004, 2003 and 2002 were as follows (in thousands):

				Predecessor
	Reorganized Mpower Holding			Mpower Holding
	2004	2003	2002	2002

Depreciation expense	$10,952	$11,787	$6,078	$28,620

Assets held for future use are directly related to the recovery of switch and collocation equipment from markets cancelled or exited during 2002 and 2001 which are expected to be re-deployed throughout the Company's remaining operating markets. These assets are continuing to be depreciated and the net book value at December 31, 2004 and 2003 was $1.4 million and $2.0 million, respectively.

As of December 31, 2004, construction in progress included incremental capital investments of $2.4 million in preparation for the integration of the assets acquired from ICG (Note 18).

(3) Intangible Assets

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

As discussed in Note 12, in connection with the Company’s adoption of fresh-start accounting, the Company’s customer relationships and trademark were determined to have a value of $20.8 million and $1.7 million, respectively. The customer relationships are amortized using the straight-line method over 3 years. The trademark was determined to have an indefinite life and is not being amortized.

In 2002, as a result of the Asset Sales discussed in Note 13, the Company charged $6.1 million of carrying value of customer relationships to the loss on disposal from discontinued operations.

Intangible assets consist of the following (in thousands):

	December 31,	December 31,
	2004	2003

Customer relationships	$13,745	$13,745
Less: accumulated amortization	(11,072)	(6,491)
	2,673	7,254
Trademark	1,694	1,694
Intangibles, net	$4,367	$8,948

Amortization expense related to customer relationships for the periods ended in 2004, 2003 and 2002 is as follows (in thousands):

				Predecessor
	Reorganized Mpower Holding			Mpower Holding
	2004	2003	2002	2002

Amortization expense	$4,581	$4,582	$1,909	$—

Estimated amortization expense for the year ending December 31, 2005 is $2,673. The customer relationships intangible asset will be fully amortized during 2005.

(4) Other Long-term Assets

Other long-term assets consist of the following (in thousands):

	December 31,	December 31,
	2004	2003

Direct acquisition costs	$1,110	$—
Deferred installation costs	1,101	1,383
Deposits on operating leases	1,095	1,501
Prepaid insurance	572	793
Other	396	104
Other long-term assets	$4,274	$3,781

(5) Line of Credit

During January 2003, the Company reached an agreement with a lending institution to provide the Company with a three-year revolving line of credit facility of up to $7.5 million, secured by certain customer accounts receivable. The agreement expires on January 24, 2006. This credit facility bears an interest rate equal to the prime lending rate plus two percent (2%) per annum. An annual purchase commitment fee of $0.1 million was recognized during 2004 and 2003 and was amortized to interest expense over the commitment period.

There were no borrowings under the credit facility during the year ended December 31, 2004. The maximum amount borrowed under the credit facility during the year ended December 31, 2003 was $7.5 million, and the effective average interest rate, including the commitment fee, during the period was 10.8%. At December 31, 2004 and 2003, the Company had $7.5 million in availability under this agreement. Interest expense relating to the borrowings was $0.2 million and $0.5 million for the years ended December 31, 2004 and 2003, respectively.

(6) Network Optimization Cost

The Company has recognized several charges related to the cancellation of certain markets.

In February 2002, the Company closed its operations in Charlotte, North Carolina and eliminated certain other non-performing sales offices. The Company also cancelled the implementation of a new billing system in February 2002. The Company recognized a network optimization charge of $19.0 million in the first quarter of 2002. Included in the charge was $12.5 million for the write down of its investment in software and assets for a new billing system, $3.7 million for property and equipment including collocations and switch sites, $0.2 million for the termination of employment of sales and information technology personnel and $2.6 million for other costs associated with exiting these markets.

Accrued network optimization cost details for 2002 activity were as follows (in thousands):

	Liability at January 1, 2002	Network Optimization Cost	Cash Paid/Asset Disposals	Liability at December 31, 2002
Disposal of assets	$3,613	$11,801	$15,414	$—
Employee termination costs	187	109	296	—
Other exit costs	9,793	700	9,013	1,480
	$13,593	$12,610	$24,723	$1,480

Accrued network optimization cost details for 2003 activity were as follows (in thousands):

	Liability at January 1, 2003	Network Optimization Cost	Cash Paid/Asset Disposals	Liability at December 31, 2003
Other exit costs	$1,480	$(591)	$646	$243
	$1,480	$(591)	$646	$243

Accrued network optimization cost details for 2004 activity were as follows (in thousands):

	Liability at January 1, 2004	Network Optimization Cost	Cash Paid/Asset Disposals	Liability at December 31, 2004
Other exit costs	$243	$—	$10	$233
	$243	$—	$10	$233

With respect to the network optimization charges, the total actual charges have been based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from subleases, the Company’s ability to sell or re-deploy network equipment for growth in its existing network and other factors. With the emergence from the Chapter 11 proceedings in 2002, the Company was able to conclude settlements with several network carriers and numerous office landlords. As a result of these settlements, the Company’s future liabilities were reduced and it was subsequently able to reduce its network optimization accrual in 2002 by $6.4 million. In addition, during 2003, the Company recognized a $1.0 million reduction to its network optimization costs primarily resulting from a final settlement with one of its network carriers, $0.6 million of which had been included as a component of accrued network optimization cost.

At December 31, 2004, the remaining balance of accrued network optimization cost primarily represents remaining lease commitments and has been included as a component of accrued other expenses in the consolidated balance sheet.

(7) Debt

The Company had no long-term borrowings at December 31, 2004. Long-term borrowings at December 31, 2003 consisted of the following (in thousands):

December 31,
2003
Capital lease obligations	$256
Less current portion	(256)
$—

In January 2003, the Company repurchased the remaining $2.1 million in carrying value of its 2004 Notes for $2.2 million in cash, and recognized a loss of $0.1 million on this transaction.

In November 2002, the Company repurchased $49.2 million in carrying value of its 2004 Notes for $14.2 million in cash. The Company recognized a gain of $35.0 million on this transaction.

Pursuant to the Company’s Plan of Reorganization, as discussed in Note 12, on July 30, 2002, the Company’s 2010 Notes were cancelled and the indenture governing the 2010 Notes was terminated resulting in a gain of $315.3 million on this transaction. Pursuant to the Final Plan, holders of the 2010 Notes prior to the emergence received 55,250,000 shares of the Reorganized Company’s common stock.

(8) Commitments and Contingent Liabilities

Lease Obligations and Purchase Commitments

The Company has entered into various operating lease agreements with expirations through 2011, for its switching facilities and offices (the “Operating Lease Obligations”). Rent expense from continuing operations for the periods ended in 2004, 2003 and 2002 was as follows (in thousands):

				Predecessor
	Reorganized Mpower Holding			Mpower Holding
	2004	2003	2002	2002

Rent expense	$4,977	$6,446	$2,488	$4,281

As provided in the asset sale agreements for discontinued markets, the purchasers of these assets assumed the liabilities associated with the markets acquired. However, the Company remains contingently liable for several of the obligations in these markets. The Company is guarantor of future lease obligations with expirations through 2015. The guarantees arose from the assignment of leases resulting from the Asset Sales as described in Note 13. The Company is fully liable for all obligations under the terms of the leases in the event that the Assignee fails to pay any sums due under the leases. The maximum potential amount of future payments the Company could be required to make under the guarantee is $9.6 million.

No payments have been made to date and none are expected to be required to be made in the future. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the fair value of these obligations is immaterial and accordingly no liability was recorded on the Company’s consolidated balance sheets at December 31, 2004 and 2003 related to these obligations.

The Company also has various agreements with certain carriers for transport, long distance and other network services (the “Circuit Lease Obligations”). At December 31, 2004, the Company's minimum commitment under these agreements is $16.1 million, which expires through March 2008. Circuit lease expenses for the periods ended in 2004, 2003 and 2002 are included in cost of operating revenues in the consolidated statements of operations.

In the ordinary course of business, the Company enters into purchase agreements with its vendors. As of December 31, 2004, the Company had total unfulfilled commitments with vendors of approximately $2.6 million.

As of December 31, 2004, the Company is obligated to make cash payments in connection with lease obligations and purchase commitments. All of these obligations require cash payments to be made by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and others require termination payments as part of any early termination. Included in the table below are future commitments in effect as of December 31, 2004 (in thousands):

	2005	2006	2007	2008	2009	Thereafter
Operating Lease Obligations	$3,880	$3,637	$3,522	$2,784	$2,183	$1,384
Circuit Lease Obligations	6,369	4,746	3,000	2,018	—	—
Purchase Commitments	2,646	—	—	—	—	—
Total	$12,895	$8,383	$6,522	$4,802	$2,183	$1,384

The lease obligations and purchase commitments described above do not include any amounts related to the January 2005 ICG transaction disclosed in Note 18.

Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business, including some claims that it has asserted against others, in which monetary damages are sought. The result of any current or future litigation is inherently unpredictable; however, the Company believes there is no litigation asserted or pending against it that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

On February 17, 2005, a class action lawsuit was commenced against the Company, alleging violations of California Labor Code Sections 2802 and 2804. The group of plaintiffs attempting to be formed and certified as a class would include the Company’s sales representatives in California for the past four years. The plaintiffs are seeking to recover what they claim to be unreimbursed expenses incurred in the performance of their duties, including additional mileage reimbursement. The action is pending in Superior Court of the State of California for the County of Los Angeles. The Company denies any liability, intends to vigorously defend the action, and believes that ultimate damages awarded, if any, will not have a material adverse effect on its financial position, results of operations or cash flows.

The Company is party to an equipment lease dispute that has resulted in claims being made against the Company and certain of its subsidiaries. On November 1, 2002, the plaintiff initiated the first of several actions against the subsidiary in the Circuit Court of St. Louis County, Missouri, and has also filed actions in the U.S. Bankruptcy Court for the District of Delaware for recovery of claimed damages. At December 31, 2004 and 2003, the Company has recorded a contingent liability reserve for this matter in “Accrued Other Expenses” on the consolidated balance sheets based on the amount of lease payments that were unpaid when the legal actions commenced. The Company denies any liability, intends to vigorously defend the action, and believes that ultimate damages awarded, if any, will not have a material adverse effect on its financial position, results of operations or cash flows.

Interconnection Agreements

In the ordinary course of business, the Company has negotiated interconnection agreements with SBC Corp. (with its California and Illinois subsidiaries), Sprint Nevada and Verizon California in each of the markets in which it operates which expired in 2004. While the parties negotiate new agreements, these agreements continue in full force and effect under the existing terms and conditions. These agreements specify the terms and conditions under which the Company leases unbundled network elements (“UNEs”) including type of UNE, price, delivery schedule, and maintenance and service levels. The Company has no minimum purchase obligations and pays for only those UNEs it orders and receives. While the Company has no performance requirements imposed upon it, the incumbent carriers must perform at specified levels (generally at a parity level with the same services provided to the incumbent's retail customers). To the extent the services of the local exchange carriers are used, the Company and its customers are subject to the quality of service, equipment failures and service interruptions of the local exchange carriers.

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

Sales Tax and Property Tax Reserves

The Company maintains reserves for estimated exposure for various sales and use taxes that taxing jurisdictions may claim as being owed due to interpretations of state and local regulations as well as for positions taken related to the underlying taxable base of capital expenditures made in the past by the Company. Similarly, reserves are maintained for positions taken on the assessment basis used to pay certain property taxes to various state and local taxing jurisdictions. The Company believes that all such reserves are appropriately recorded in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” at December 31, 2004 and 2003.

(9) Risks and Uncertainties

The Company’s services are subject to varying degrees of federal, state and local regulation. These regulations are subject to change by federal and state administrative agencies, judicial proceedings, and proposals that could change, in varying degrees, the manner in which the Company operates.  The Company cannot predict the outcome of these proceedings or their impact upon the Company’s industry generally or upon the Company specifically.

(10) Stockholders' Equity (Deficit)

Common Stock

During May 2004, the Securities and Exchange Commission declared the Company’s shelf registration statement on Form S-3 effective, registering $250 million of new securities, which could include shares of the Company’s common stock, preferred stock, warrants to purchase common stock, or debt securities. The filing of this shelf registration statement could facilitate the Company’s ability to raise capital, should the Company decide to do so, in the future. The amounts, prices and other terms of any new securities will be determined at the time of any particular transaction.

During January 2004, the Company adopted a warrant program under which up to 1,000,000 shares of the Company’s common stock are authorized for issuance. The shares issuable under the warrant program are covered by the Company’s shelf registration statement on Form S-3 filed in 2004. The intent of the warrant program is to make available to independent sales agents hired by the Company warrants to purchase shares of the Company’s common stock, with the number of warrants to be granted based on the increase in baseline sales performance achieved by these independent sales agents. For the year ended December 31, 2004, the Company issued warrants to purchase 260,430 shares of common stock through this program with a weighted average exercise price of $1.38 per common share. These warrants are exercisable at any time and expire three years from the issuance date. For the year ended December 31, 2004, $0.1 million of agent selling expense was recognized as a result of the issuance of these warrants. Agent selling expense is included as a component of selling, general and administrative expense in the consolidated statements of operations. The amount of expense recognized was determined using the Black-Scholes method to calculate fair market value, with the following assumptions; dividend yield of 0%; expected warrant life of 3 years; risk free interest rate ranging from 2.83% to 3.26% and an expected volatility ranging from 56% to 63%.

During September 2003, the Company raised approximately $16.0 million, net of selling costs, through the private placement of 12,940,741 shares of common stock at $1.35 per common share. The Company also issued warrants to the investors who participated in the private placement to purchase 2,588,148 shares of common stock at a price of $1.62 per common share in connection with the transaction. In addition, pursuant to an exclusive finders agreement between the Company and the Shemano Group, Inc. (“Shemano”), the Company issued warrants to Shemano and its affiliates to purchase 349,400 shares of common stock at a price of $1.62 per common share as partial consideration for services rendered in connection with the private placement. These warrants are exercisable at any time and expire five years from the issuance date. Additional warrants to purchase up to 83,856 shares of common stock will be issued to Shemano and its affiliates in the event the warrants held by the investors are exercised. The warrants were recorded in stockholders’ equity at fair market value using the Black-Scholes method to calculate the fair market value, with the following assumptions: divided yield of 0%; expected warrant life of 5 years; risk free interest rate of 3.18% and an expected volatility of 175%.

Pursuant to the Company’s Plan of Reorganization, as discussed in Note 12, on July 30, 2002, the authorized, issued and outstanding common stock, par value of $0.001 per common share (the “Old Common Stock”), was cancelled. As of the Effective Date, the Reorganized Company's certificate of incorporation, as amended and restated pursuant to the Final Plan, authorized 1,000,000,000 shares of common stock, $0.001 par value. Pursuant to the Final Plan, holders of the Old Common Stock prior to the emergence (the “Old Common Stockholders”) received 974,025 shares of the Reorganized Company’s common stock.

During 2002, a principal stockholder purchased and sold shares of the Company’s common stock, resulting in a short-swing profit under Section 16(b) of the Securities Exchange Act of 1934. The settlement agreement between the Company and the principal stockholder required that the Company be reimbursed for the short-swing profit in the amount of $0.6 million. In March 2002, the Company received $0.1 million of the settlement, and received the remaining $0.5 million in April 2002.

Preferred Stock

On July 10, 2003, the Company adopted a Stockholder Rights Plan (the “Rights Plan”). The Rights Plan is designed to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their shares.

Pursuant to the Rights Plan, preferred stock purchase rights were distributed as a dividend at the rate of one Right for each share of common stock held at the close of business on July 11, 2003. Each right entitles stockholders to buy one one-thousandth of a share of Series A Preferred Stock of the Company at an exercise price of $6.00. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock or commences a tender or exchange offer which, upon consummation, would result in such person or group being the beneficial owner of 15% or more of the Company's outstanding common stock. A description of the terms of the Rights are set forth in a Rights Agreement between the Company and Continental Stock Transfer & Trust Company as Rights Agent (the “Rights Agreement”).

If any person becomes the beneficial owner of 15% or more of the Company’s common stock, or if a holder of 15% or more of the Company’s common stock engages in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its common stock remains outstanding, then each Right not owned by such person (or certain related parties) will entitle its holder to purchase, at the Right’s then current exercise price, units of the Company’s Series A Preferred Stock (or in certain circumstances, Company common stock, cash, property or other securities of the Company) having a market value equal to twice the then current exercise price of the Right. In addition, if the Company is involved in a merger or other business combination transactions with another person after which its common stock does not remain outstanding, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right’s then current exercise price, shares of common stock of the ultimate parent of such other person having a market value equal to twice the then current exercise price of the Right.

The Company will generally be entitled to redeem the Rights at $0.0001 per Right at any time until the 10th business day following public announcement that a person or group has acquired 15% or more of the Company's common stock.

On March 14, 2005, the Company and Continental Stock Transfer & Trust Company (the “Rights Agent”), the rights agent under the Company’s Rights Agreement dated July 10, 2003 between the Company and the Rights Agent, agreed and acknowledged an amendment to the Rights Agreement dated as of December 31, 2004, to provide that MCCC ICG Holdings, LLC (“MCCC”) would not be deemed an “Acquiring Person” under the Rights Agreement until such time as MCCC became the beneficial owner of 17% or more of the Company’s common stock.

Pursuant to the Company's Plan of Reorganization, on July 30, 2002, the authorized Series E Preferred Stock was cancelled. As of the Effective Date, the Reorganized Company's certificate of incorporation, as amended and restated pursuant to the Final Plan, authorized 50,000,000 shares of preferred stock, $0.001 par value.

Redeemable Preferred Stock

Pursuant to the Company’s Plan of Reorganization, as discussed in Note 12, on July 30, 2002, the authorized, issued and outstanding Series C Preferred Stock and Series D Preferred Stock were cancelled. Pursuant to the Final Plan, holders of the Series C Preferred Stock and Series D Preferred Stock prior to the emergence (collectively, the "Preferred Stockholders") received 1,862,214 and 6,912,786 shares of the Reorganized Company’s common stock, respectively.

(11) Stock Option Plans

Pursuant to the Company’s Plan of Reorganization, as discussed in Note 12, the Company adopted the Mpower Holding Corporation Stock Option Plan I (the “Stock Option Plan I”) to provide for grants of options to purchase shares of common stock to employees and non-employee directors of the Company who are eligible to participate in the Stock Option Plan I. The Amended and Restated Mpower Holding Corporation Stock Option Plan (the “Old Option Plan”) was cancelled as of the effective date of the Company’s reorganization. Options granted under the Stock Option Plan I are non-qualified, have a term of ten years from the date of grant and are generally granted at a price equal to the fair market value of the Company’s common stock at the date of the grant. Employees of Reorganized Mpower received an initial grant of options under the Stock Option Plan I (the “New Options”) to replace their cancelled options, on a one-for-one basis. The New Options were subject to the same terms and conditions as the corresponding cancelled outstanding Employee Options, including such provisions as exercise price, termination of employment and vesting. The outstanding New Options vested over a three year period, with one third of the options vested September 29, 2002, 2003 and 2004. All of the New Options were considered to be a new grant of options from a new reporting entity, and have been accounted for as fixed awards. Options under Stock Option Plan I are also available for the Company’s incentive bonus plan and retention purposes. Options granted for incentive bonuses vest immediately upon grant, whereas options granted for retention purposes vest evenly over three years. As of December 31, 2004, the Company has reserved 7,222,222 shares of common stock for issuance pursuant to options granted or to be granted under the Stock Option Plan I.

In December 2002, the Company adopted the Mpower Holding Corporation Stock Option Plan II (“Stock Option Plan II”) to provide for grants to employees of options to purchase shares of common stock. Options granted under the Stock Option Plan II are non-qualified, have a term of ten years and are granted at a price equal to the fair market value of the Company’s common stock at the date of grant. Options were granted for special retention arrangements under Stock Option Plan II and vest one-third immediately upon grant, one-third after one year and the remaining one-third vesting after two years. Options were also granted under Stock Option Plan II during 2003 for a salary reduction program in which options were granted in exchange for a reduction in salary. These options vested over a six-month period. Generally, all other options were granted for general retention purposes and vest evenly over three years. Options under Stock Option Plan II are also available for the Company’s incentive bonus plan and retention purposes. Options granted for incentive bonuses vest immediately upon grant, whereas options granted for retention purposes generally vest evenly over three years. All of the options granted under the Stock Option Plan II would fully vest upon the employee’s termination without cause or a resignation with good cause and upon a change of control unrelated to any equity investment in the Company. All of the options issued under this plan have been accounted for as fixed awards. As of December 31, 2004, the Company has reserved 16,442,000 shares of common stock for issuance pursuant to options granted or to be granted under the Stock Option Plan II.

Stock option transactions during the periods ended in 2004, 2003 and 2002 are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2002	6,235,651	$1.84
Granted	257,696	$0.45
Exercised	—	$—
Cancelled	(6,493,347)	$1.78
Outstanding at July 30, 2002	—	$—
Granted	11,509,644	$0.52
Exercised	—	$—
Cancelled	(405,812)	$1.42
Outstanding at December 31, 2002	11,103,832	$0.49
Granted	4,608,981	$1.05
Exercised	(292,976)	$0.22
Cancelled	(815,921)	$1.03
Outstanding at December 31, 2003	14,603,916	$0.64
Granted	4,529,939	$1.43
Exercised	(338,030)	$0.24
Cancelled	(199,235)	$1.40
Outstanding at December 31, 2004	18,596,590	$0.83

Exercisable at December 31, 2002	3,997,935	$0.71
Exercisable at December 31, 2003	10,324,577	$0.71
Exercisable at December 31, 2004	14,505,115	$0.71

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

Range of Exercise Price	Shares Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$0.03 to $6.90	18,437,981	8.2 years	$0.75	14,347,944	$0.61
$6.91 to $13.80	141,599	5.4 years	$8.74	140,161	$8.74
$13.81 to $20.70	13,560	4.9 years	$16.47	13,560	$16.47
$20.71 to $27.60	1,200	5.9 years	$22.67	1,200	$22.67
$27.61 to $41.40	1,500	5.2 years	$38.04	1,500	$38.04
$41.41 to $47.67	750	3.0 years	$46.83	750	$46.83
$0.03 to $47.67	18,596,590	8.2 years	$0.83	14,505,115	$0.71

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its option plans and has elected to adopt the “disclosure-only” provision of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock Based Compensation - Transition and Disclosure.” Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for stock options issued with an exercise price below fair market value. For the years ended December 31, 2004 and 2003, the Company recognized stock-based compensation expense of $0.1 million and $0.2 million, respectively, related to in-the-money options granted in 2002 under the Stock Option Plan I. During the period from July 31, 2002 to December 31, 2002, the Company recognized stock-based compensation expense of $0.2 million related to in-the-money options granted under the Stock Option Plan I and $0.1 million related to the establishment of a reserve against an employee note receivable from a stockholder. During the period from January 1, 2002 through July 30, 2002 the Company recognized stock-based compensation expense of $0.4 million related to in-the-money options granted in 1999, 2000 and 2001. Stock-based compensation expense is included as a component of selling, general and administrative expense in the consolidated statements of operations.

(12) Emergence from Chapter 11 Proceedings

On April 8, 2002, the Company, Communications and Mpower Lease Corporation (“Mpower LeaseCorp”), a wholly-owned subsidiary of Communications (collectively, the “Debtors”), each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On July 17, 2002, the Bankruptcy Court confirmed the Final Plan. Also, on July 17, 2002, the Bankruptcy Court dismissed the Chapter 11 case of Mpower LeaseCorp, effective as of July 30, 2002. The general unsecured creditors of the Company, except for the holders of the Company’s 13% Senior Notes due 2010 (the “2010 Notes”) and lessors of certain Company real estate leases, were unaffected by the Chapter 11 proceedings and the Plan.

During the period from April 8, 2002 to July 30, 2002, the Debtors operated as “debtors-in-possession.” The consolidated financial statements during the period from April 8, 2002 to July 30, 2002, the effective date of the Plan, were prepared in accordance with the provisions of Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The Debtors adopted the provisions of SOP 90-7 upon commencement of the Bankruptcy Court proceedings. The consolidated statement of operations for the period January 1, 2002 to July 30, 2002 discloses expenses related to the Chapter 11 proceedings as reorganization expenses. Interest expense on the 2010 Notes and the preferred stock dividends on the Series C Preferred Stock and Series D Preferred Stock ceased to accrue after filing by the Debtors on April 8, 2002. Interest and dividends ceased by operation of law.

Upon emergence from bankruptcy, on July 30, 2002, the Company implemented fresh-start accounting under the provisions of SOP 90-7. The Company determined the estimated reorganization equity value or fair value of the Reorganized Company to be $87.3 million. The Company’s reorganization equity value was determined utilizing several valuation methods including revenue multiples, net property, plant and equipment multiples of comparable companies, and a discounted cash flow analysis based on the Company’s business plan. Reorganization equity value was calculated as the total enterprise value less the Company’s remaining debt and capital lease obligations. The specifics of these total enterprise value factors are as follows:

Relevant industry information

•
Comparable data for other companies in the Company’s operating sector was used for valuation purposes. The enterprise value of these entities (using stock prices at May 15, 2002) was viewed as a multiple of 2001 revenue, 2002 revenue and net property and equipment at March 31, 2002.

•
Selected precedent transaction analysis for other companies in the Company’s operating sector were analyzed and also used in the valuation. Revenue streams, existing enterprise values and the impact of new capital raised in each of these transactions was considered.

Discounted cash flow of projected operations

For this factor, the Company’s projected operating results for the period of 2002 through 2006 were used as well as extrapolating through 2008. Discount rates ranging from 40% to 44% were then applied. Projected results for 2002 through 2006 (discounted using the above rates) were extrapolated using multiples ranging from 5 to 7 times. A tax rate of 38% was assumed.

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

Reorganization expense: Reorganization expense is comprised of charges that were realized or incurred by the Company as a result of reorganization under Chapter 11 of the Bankruptcy Code. Reorganization expense for the period January 1, 2002 to July 30, 2002 consisted of the following (in thousands):

Consent fee	$19,025
Fresh-start fair market value adjustments	244,669
Professional fees	2,689
$266,383

During the periods July 31, 2002 to December 31, 2002 and January 1, 2002 to July 30, 2002, selling, general and administrative expenses included $3.7 million and $2.5 million, respectively, of professional fees associated with our recapitalization plan which have been excluded from reorganization expense in accordance with SOP 90-7.

(13) Discontinued Operations

In January 2003, the Company announced a series of strategic transactions to further strengthen the Company financially and focus its operations on its California, Nevada and Illinois markets. The Company has brought geographic concentration to its business by selling its customers and assets in Florida, Georgia, Ohio, Michigan and Texas to other service providers.

In March 2003, the Company completed the sale of the assets in its Ohio and Michigan markets to LDMI Telecommunications, Inc. ("LDMI"), pursuant to Asset Purchase Agreements dated as of February 6, 2003 and January 8, 2003. The purchase price for the assets in Ohio and Michigan was $3.3 million and $3.8 million, respectively. As of December 31, 2003, the total purchase price had been received. In addition, LDMI agreed to assume certain liabilities of the Company with respect to the Ohio and Michigan assets.

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

In April 2003, the Company completed the sale of the assets in its Florida and Georgia markets to Florida Digital Networks, Inc. (“FDN”), pursuant to an Asset Purchase Agreement dated as of January 8, 2003. The purchase price for the assets in Florida and Georgia was $12.4 million. In addition, FDN agreed to assume certain liabilities of the Company with respect to the Florida and Georgia assets. As of December 31, 2004, $10.9 million of the purchase price has been received and the remaining $1.5 million was being held in escrow. The Company received a disbursement of $1.0 million from escrow in March 2005 and the Company expects to receive the remaining $0.5 million, net of expenses chargeable to the Company, in the first or second quarter of 2005.

Each of the transactions described above involved transition services and/or management agreements that were sufficient to transfer the operations of these businesses. The Company was reimbursed for the cost of specific services provided on behalf of the buyer. For the year ended December 31, 2003, the Company recognized $3.7 million of reimbursements for transition services and management agreement fees. The amounts recognized from the transition services and management agreements have been included as an offset to the operating expenses component of income (loss) from discontinued operations in the consolidated statements of operations. The Company ceased providing transition services as of December 31, 2003.

As of December 31, 2004, the Company has recorded $1.5 million of receivables from the Asset Sales, transition services and management agreements and pending reimbursements for expenses paid on behalf of the buyers. These receivables have been included in other receivables in the consolidated balance sheets. No allowance for doubtful accounts for these receivables has been established as the Company expects to collect all Asset Sales receivables.

During the fourth quarter of 2002, the Company’s board of directors approved the Company’s commitment to divest these markets and engage in transactions to sell these markets to other providers. As a result of this decision, the operating revenue and expense of these markets were classified as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for all periods presented. The assets being disposed of were written down in 2002 to their fair value, net of expected selling expenses. The write down and results of operations of the discontinued Florida, Georgia, Ohio, Michigan and Texas markets resulted in a charge to discontinued operations for all periods presented. Net sales and operating losses relating to these discontinued markets are as follows for the periods ended in 2004, 2003 and 2002 (in thousands):

				Predecessor
	Reorganized Mpower Holding			Mpower Holding
	2004	2003	2002	2002
Operating revenues	$4	$6,150	$36,284	$45,282
Operating (income) expenses (excluding depreciation and amortization shown separately below)	(584)	7,995	45,723	67,323
Depreciation and amortization	—	—	3,236	12,724
(Gain) loss on disposal	(320)	523	21,518	—
Income (loss) from discontinued operations	$908	$(2,368)	$(34,193)	$(34,765)

During 2004, the Company recorded $0.6 million of operating income from discontinued operations, primarily related to the reversal of sales and property tax liabilities resulting from the resolution of tax audits and ongoing estimates of audit exposure in other states, as well as the resolution of certain disputes with several carriers. During 2003, the Company recorded $8.0 million in operating expenses from discontinued operations, primarily related to the ongoing operation of the discontinued markets through the date of sale. Operating expenses for the year ended December 31, 2003, included exit costs of $2.4 million, primarily comprised of facility and lease contract termination costs of $1.8 million and one-time severance termination benefits of $0.6 million.

For the year ended December 31, 2004, the Company recorded a gain on disposal of $0.3 million to account for an adjustment in the costs to sell the assets. For the year ended December 31, 2003, the Company recorded a loss on disposal of $0.5 million, which was comprised of a $1.2 million loss on disposal to account for the resolution of purchase price adjustments and additional costs to sell the assets, partially offset by a $0.7 million gain resulting from the reversal of pre-bankruptcy sales tax contingency due to a favorable resolution regarding this matter.

These amounts are reflected in income (loss) from discontinued operations in the Company’s consolidated statements of operations.

(14) Loss Per Common Share

SFAS No. 128, "Earnings Per Share," requires the Company to calculate its income (loss) per common share based on basic and diluted income (loss) per common share, as defined. Basic and diluted loss per common share for the years ended December 31, 2004 and 2003, basic income (loss) per common share for the period from July 31, 2002 to December 31, 2002 and basic and diluted loss per common share for the period from January 1, 2002 to July 30, 2002 were computed by dividing the income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per common share for the period from July 31, 2002 to December 31, 2002 was computed by dividing the income (loss) applicable to common stockholders by the weighted average number of shares of common stock and potential common stock outstanding during the period. The inclusion of potential common stock in this calculation did not result in a change to the basic income (loss) per common share amounts.

The Company had options and warrants to purchase common shares, and redeemable preferred stock which was convertible into common shares, outstanding for the periods ended during 2004, 2003 and 2002, that were not included in the calculation of diluted loss per common share because the effect would be antidilutive, as follows:

	Reorganized Mpower Holding			Predecessor Mpower Holding
	2004	2003	2002	2002
Options and warrants	21,794,568	17,541,464	10,855,149	6,750,789
Redeemable preferred stock	—	—	—	5,275,931

(15) Income Taxes

The Company has had no current federal or state income tax expense in any period presented in the accompanying consolidated statements of operations. Any state taxes paid have been properly recorded as part of selling, general, and administrative expenses. Any deferred income tax expense has been offset by a valuation allowance.

A reconciliation of income taxes computed at the federal statutory rate to income tax expense recorded in the Company’s consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Federal benefit at statutory rate	$(1,892)	$(7,397)	$(33,043)
Change in valuation allowance, net of state tax and rate changes	435	5,759	31,952
Amortization expense for customer relationships	1,604	1,604	1,012
Other	(147)	34	79
Income tax expense	$—	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	December 31,	December 31,
	2004	2003
Deferred income tax asset:
Net operating loss carryforward	$42,186	$40,212
Other	5,293	9,036
	47,479	49,248
Less: valuation allowance	(45,075)	(44,640)
Net deferred income tax asset	2,404	4,608

Deferred income tax liability:
Depreciation and amortization	(1,092)	(3,482)
Other	(1,312)	(1,126)
Net deferred income tax liability	(2,404)	(4,608)
Net deferred income taxes	$—	$—

Realization of the Company’s deferred income tax assets is dependent upon the future earnings of the Company, the timing and amount of which are uncertain. Accordingly, the Company’s net deferred income tax assets have been fully offset by a valuation allowance.

As of December 31, 2004, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $112.0 million, which will expire at various times through 2024, if not utilized. Because the Company was a debtor in bankruptcy at the time that it realized cancellation of indebtedness (“COD”) income, it was not required to include $315.3 million of COD income in its 2002 federal taxable income. Instead, the Company was required to reduce its federal NOL carryforwards by the amount of the excluded COD income.

As a result of the implementation of the Plan in 2002, the Company has determined that it experienced an ownership change under Section 382 of the Internal Revenue Code. An ownership change generally occurs when certain persons or groups increase their aggregate ownership percentage in a corporation’s stock by more than 50 percentage points during a measurement period. As a result of this ownership change, Section 382 will apply to limit the Company’s ability to utilize any remaining NOLs generated before the ownership change as well as certain subsequently recognized “built-in losses” and deductions existing as of the date of the ownership change to $4.4 million per year. The Company’s ability to utilize new NOLs arising after the ownership change will not be affected by the Section 382 ownership change that resulted from implementation of the Plan. Of the $112.0 million NOLs existing at December 31, 2004, $78.7 million are subject to the Section 382 limit and $33.3 million are not.

 (16) 401(k) Plan

The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code (“IRC”). The 401(k) Plan covers substantially all employees that meet certain service requirements. Under the 401(k) Plan, eligible employees may voluntarily contribute a percentage of their compensation, subject to limits under the IRC. The 401(k) Plan provides for discretionary matching contributions by the Company which were as follows for the periods ended in 2004, 2003 and 2002 (in thousands):

				Predecessor
	Reorganized Mpower Holding			Mpower Holding
	2004	2003	2002	2002

401(k) contributions	$59	$184	$209	$169

(17) Related Party Transactions

On April 22, 2004, Andrew D. Lipman was appointed to serve on the Company’s board of directors. Mr. Lipman has been designated as a Class III director who will serve until the third annual meeting after November 12, 2003. Mr. Lipman is a partner and vice chairman of the Swidler Berlin Shereff Friedman law firm in Washington, D.C. The Company retained that law firm for legal regulatory counsel in 2004 and intends to do so in the future.

On January 1, 2005, the Company acquired ICG Communications, Inc.’s customer base and certain network assets in California pursuant to an Asset Purchase Agreement, dated October 22, 2004 (the “Agreement”). Under the terms of the Agreement, the Company acquired ICG’s California retail and wholesale customer segments, its statewide self-healing SONET fiber network with fully survivable metropolitan fiber rings in six major metropolitan markets, and 128 on-net fiber-lit commercial buildings. The Company purchased these assets for $13.5 million in the form of (i) 10,740,030 shares of its common stock and (ii) warrants to purchase up to 2,000,000 shares of its common stock. In connection with the acquisition, MCCC purchased 1,988,894 shares of the Company’s common stock for an aggregate purchase price of $2.5 million on January 5, 2005. Mpower Director Peter H.O. Claudy is a director of ICG and a member of the managing board of MCCC.

Mr. Claudy is also a director of an entity that is more than 10% owner of Florida Digital Networks, Inc. (“FDN”). In April 2003, the Company completed the sale of its assets in its Florida and Georgia markets to FDN. The purchase price for the assets in Florida and Georgia was $12.4 million. At December 31, 2004, the Company has recorded $1.5 million of receivables remaining from the sale of FDN, with the entire balance owed being held in escrow by a third party escrow agent. During 2004, the Company received approximately $0.5 million from FDN related to these receivables. During 2004, the Company received approximately $1.3 million from BellSouth that was due to FDN. All amounts received were promptly remitted to FDN in the normal course of business.

Mr. Claudy did not serve as a director of the Company until after the completion of the ICG acquisition and the sale of assets to FDN.

(18) Subsequent Events

On October 22, 2004, the Company entered into a definitive agreement to acquire certain assets from Denver-based ICG Communications, Inc. ("ICG").

Under the terms of the agreement, on January 1, 2005, the Company acquired ICG’s retail and wholesale customers in California; a 1,412 route mile state-wide fiber ring connecting San Jose, San Francisco, Oakland, Sacramento, Stockton, Fresno, Bakersfield, San Diego, Anaheim and Los Angeles; and 915 route miles of metropolitan fiber rings in San Jose, San Francisco, Oakland, Sacramento, San Diego and Los Angeles which connect 128 commercial buildings (“ICG California”).

The ICG transaction described above involved a management services agreement and a transition services agreement that maintained the continuity of the ICG operations in California and prepared for the transfer of required business functions to the Company. Under the management services agreement, the Company is to reimburse ICG for the cost of specific services provided by ICG on the Company’s behalf. For the year ended December 31, 2004, the Company recognized direct acquisition costs of $0.7 million for services and fees incurred under the management service agreement. The ICG definitive agreement also provides that the operating results of the California operations acquired accrued to the benefit of the Company between the date the definitive agreement was signed (October 22, 2004) and final closing (January 1, 2005). The California operations generated operating income of $0.3 million during the period which has been recorded as an offset to the gross direct acquisition costs incurred under the management services agreement. The Company has recorded additional direct acquisition costs during 2004 of $0.7 million primarily for legal and consulting fees incurred in connection with the ICG acquisition. The $1.1 million of net direct acquisition costs described above have been included in the Company’s accompanying consolidated balance sheets in other long-term assets at December 31, 2004 and will be considered in the Company’s purchase accounting calculations in the first quarter of 2005. Commencing on the transaction closing date, January 1, 2005, certain services will be provided by ICG to the Company under a transition services agreement. Such services are expected to be provided through approximately June 30, 2005 and will be included in the Company’s operating results commencing January 1, 2005.

The Company purchased these assets for (i) $13.5 million in the form of 10,740,030 shares of the Company’s common stock and (ii) warrants to purchase another 2,000,000 shares of the Company’s common stock with a strike price of $1.383 per share. These shares and warrants were issued to ICG, a privately held company recently acquired by Columbia Capital and M/C Venture Partners. The Company also assumed certain of ICG’s capitalized leases in California, including its long-term leases for its fiber network. These leases have an approximate value of $24 million. MCCC received one seat on the Company’s board of directors as a result of this transaction.

In connection with the acquisition, in January 2005, Columbia Capital and M/C Venture Partners, through their ownership of MCCC ICG Holdings, LLC, invested $2.5 million in cash for an additional 1,988,894 shares of the Company’s common stock on January 5, 2005.

(19) Operating Segments

Reportable Segments

At December 31, 2004, the Company operates its business as one segment. The Company manages its business as a consolidated entity managed at a national level. The Company’s products and services have similar network operations, back-office support and technology requirements and are sold through similar sales channels to a similar targeted customer base. Therefore, the Company manages these services as a single segment that are sold in geographic areas, or markets, within the United States, or that are sold to customers with a presence across geographical markets. The Company regularly evaluates the makeup of its business to determine whether more than a single segment exists as its business evolves and develops.

Products and Services

The Company classifies its products and services revenues offered by Communications into plain old telephone service (“POTS”), T1 based products and services, long distance and other usage, and switched access (dollars in thousands):

				Predecessor
	Reorganized Mpower Holding			Mpower Holding
	2004	2003	2002	2002
Plain old telephone service	$75,717	$82,695	$37,124	$48,917
T1 based products and services	45,005	32,119	9,015	7,992
Long distance and other usage	14,925	14,748	5,483	7,805
Switched access	15,363	18,610	11,193	18,575
Total operating revenue	$151,010	$148,172	$62,815	$83,289

(20) Supplemental Quarterly Financial Data (Unaudited) (in thousands except per common share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2004:
Operating revenues	$37,153	$38,496	$37,593	$37,768
Loss from continuing operations	(504)	(1,397)	(1,854)	(2,558)
Net loss	(263)	(1,404)	(1,346)	(2,392)
Basic and diluted loss per common share:
Loss from continuing operations	(0.01)	(0.02)	(0.02)	(0.03)
Net loss	(0.00)	(0.02)	(0.02)	(0.03)

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Year Ended December 31, 2003:
Operating revenues	$36,738	$37,758	$36,797		$36,879
Loss from continuing operations	(11,169)	(4,756)	(2,111)	(1)	(729)	(2)
Net loss	(15,150)	(4,743)	(1,189)		(51)
Basic and diluted loss per common share:
Loss from continuing operations	(0.17)	(0.07)	(0.03)		(0.01)
Net loss	(0.23)	(0.07)	(0.02)		(0.00)

(1)	Includes reversal of a network optimization charge of $1.0 million (See Note 6)

(2)	Includes a $1.4 million gain from the reversal of sales tax (See Note 1)