Form 10-Q
period 2005-03-31
MPOWER HOLDING CORP
filed 2005-05-10
CIK 1117042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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
YES ☒ NO ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES ☒ NO ☐

The number of shares outstanding of the issuer's common stock, as of May 3, 2005:

Common stock (par value $0.001 per common share)....91,431,807 shares outstanding

MPOWER HOLDING CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

MPOWER HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PREFERRED AND COMMON SHARE AND PER COMMON SHARE AMOUNTS)
(UNAUDITED)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$27,631	$27,327
Investments available-for-sale	9,874	8,064
Accounts receivable, less allowance for doubtful accounts of $1,387 and $1,375 at March 31, 2005 and December 31, 2004, respectively	13,247	10,140
Other receivables	5,061	3,164
Prepaid expenses and other current assets	3,124	3,060
Total current assets	58,937	51,755
Property and equipment, net	61,524	33,012
Long-term restricted cash and cash equivalents	9,545	9,515
Long-term investments available-for-sale	260	2,041
Goodwill	5,301	—
Intangibles, net of accumulated amortization of $12,499 and $11,072 at March 31, 2005 and December 31, 2004, respectively	6,360	4,367
Other long-term assets	3,062	4,274
Total assets	$144,989	$104,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of capital lease obligations	$378	$—
Accounts payable	17,530	20,462
Accrued sales tax payable	2,536	2,190
Accrued bonus	741	2,508
Deferred revenue	6,491	5,059
Accrued other expenses	14,008	11,756
Total current liabilities	41,684	41,975
Long-term capital lease obligations	19,031	—
Other long-term liabilities	2,177	1,833
Total liabilities	62,892	43,808
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 49,900,000 shares authorized but unissued at March 31, 2005 and December 31, 2004	—	—
Series A preferred stock, 100,000 shares authorized but unissued at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 91,427,745 and 78,570,772 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	91	79
Additional paid-in capital	121,138	104,054
Accumulated deficit	(39,132)	(42,977)
Total stockholders’ equity	82,097	61,156
Total liabilities and stockholders’ equity	$144,989	$104,964

See accompanying condensed notes to unaudited interim consolidated financial statements.

MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT COMMON SHARE AND PER COMMON SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,
	2005	2004
Operating revenues:
Telecommunication services	$47,726	$37,153
Operating expenses:
Cost of operating revenues (exclusive of depreciation and amortization shown separately below of $3,512 and $1,939 for the three months ended March 31, 2005 and 2004, respectively)	21,835	16,388
Selling, general and administrative (exclusive of depreciation and amortization shown separately below of $2,089 and $1,962 for the three months ended March 31, 2005 and 2004, respectively)	22,730	17,588
Gain on sale of assets, net	(9)	(198)
Depreciation and amortization	5,601	3,901
	50,157	37,679
Loss from operations	(2,431)	(526)
Other income (expense):
Interest income	183	88
Interest expense	(1,167)	(66)
Other income	7,292	—
Income (loss) from continuing operations	3,877	(504)
Discontinued operations:
(Loss) income from discontinued operations	(32)	241
Net income (loss)	$3,845	$(263)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.01)
(Loss) income from discontinued operations	—	0.01
Net income (loss)	$0.04	$—

Basic weighted average common shares outstanding	91,331,930	78,321,851

Diluted weighted average common shares outstanding	102,111,366	78,321,851

See accompanying condensed notes to unaudited interim consolidated financial statements.

MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income (loss)	$3,845	$(263)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,601	3,901
Gain on disposal of assets from discontinued operations	—	(50)
Gain on sale of assets, net	(9)	(198)
Bad debt expense	451	457
Amortization of investment premiums	37	—
Stock-based compensation expense	—	39
Agent selling expense - warrants	122	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,028)	1,423
(Increase) decrease in other receivables	(4,276)	1,008
(Increase) decrease in prepaid expenses and other current assets	(9)	1,528
Decrease (increase) in other long-term assets	80	(282)
Increase (decrease) in accounts payable	467	(4,596)
Decrease in accrued sales tax payable	(159)	(69)
Decrease in accrued other expenses	(1,172)	(2,505)
Net cash provided by operating activities	2,950	393
Cash flows from investing activities:
Purchase of property and equipment, net of payables	(4,333)	(667)
Proceeds from sale of assets from continuing operations	13	205
Receipt of escrowed amounts from sale of assets from discontinued operations	1,000	—
Purchase of investments available-for-sale, net	(566)	—
Sale of investments available-for-sale, net	500	—
Sale of restricted investments	—	130
Purchase of restricted investments, net	(30)	—
Net cash used in investing activities	(3,416)	(332)
Cash flows from financing activities:
Costs associated with issuance of common stock	(10)	—
Net proceeds under management agreement with acquired business	85	—
Payments on capital lease obligations	(1,837)	(101)
Proceeds from issuance of common stock	2,532	27
Net cash provided by (used in) financing activities	770	(74)
Net increase (decrease) in cash and cash equivalents	304	(13)
Cash and cash equivalents at beginning of period	27,327	29,307
Cash and cash equivalents at end of period	$27,631	$29,294
Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired in business acquisition	$40,629	$—
Liabilities assumed in business acquisition	$(24,696)	$—
Common stock issued in business acquisition	$13,533	$—
Warrants issued in business acquisition	$1,246	$—
Accrued costs associated with business acquisition	$274	$—
Property and equipment purchased under capital leases	$64	$—
Supplemental cash flow information:
Cash paid for interest	$21	$33

See accompanying condensed notes to unaudited interim consolidated financial statements.

MPOWER HOLDING CORPORATION
CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Mpower Holding Corporation (“Holding”), a Delaware corporation, include the accounts of Holding and its wholly-owned subsidiary, Mpower Communications Corp. (“Communications”) and other subsidiaries of Communications (collectively the “Company”). All intercompany balances and transactions have been eliminated.

The Company was one of the first facilities-based competitive local telephone companies founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. The Company offers local and long distance voice services as well as high-speed Internet access and voice over internet protocol (“VOIP”) telephony by way of a variety of broadband product and service offerings over its network of collocations, switches and fiber network. The Company’s services have historically been offered through Communications primarily to small and medium-sized business customers in all of its markets and residential customers primarily in the Las Vegas, Nevada market. The Company’s markets include Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois. The Company also bills a number of major local and long distance carriers for the costs of originating and terminating traffic on the Company’s network for the Company’s local service customers. The Company does not have any unbundled network element platform (“UNE-P”) revenues although it is actively pursuing opportunities to provide network-based alternatives to UNE-P carriers on a wholesale basis in light of recent regulatory changes.

On January 1, 2005, the Company acquired certain assets and assumed certain liabilities of ICG Communications, Inc. (“ICG”). The assets acquired include ICG’s customer base and certain network assets in California. See Note 3 for additional discussion of this acquisition.

These condensed consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

The consolidated balance sheet at December 31, 2004 was derived from the audited consolidated financial statements of the Company.

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

The results of operations for the three months ended March 31, 2005 and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for other interim periods or for the year ending December 31, 2005.

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

Effects of New Accounting Standards

Share-Based Payment

In April 2005, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” was deferred and will now be effective beginning with the first fiscal year that begins after June 15, 2005, with early adoption encouraged. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. At this time the Company cannot yet estimate the effect of adopting SFAS No. 123(R) as it has not yet selected the period of adoption, the method of adoption or an option-pricing model and it has not yet finalized estimates of its expected forfeitures.

(2) STOCK OPTION PLAN

The Company measures the compensation cost of its stock option plan under the provisions of APB Opinion No. 25, as permitted under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity awarded.

Had compensation cost for the employee stock options been determined consistent with SFAS No. 123, the Company’s results from operations would approximate the following pro forma amounts for the three months ended March 31, 2005 and 2004 (in thousands, except per common share amounts):
	Three Months Ended
	March 31,	March 31,
	2005	2004
Net income (loss), as reported	$3,845	$(263)
Add: Stock-based compensation expense included in reported net income (loss), net of related income tax effects	—	39
Deduct: Total stock-based compensation expense to be determined under a fair value based method for all awards, net of related income tax effects	(2,052)	(2,307)
Pro forma net income (loss)	$1,793	$(2,531)

Basic and diluted net income (loss) per common share, as reported	$0.04	$—
Basic and diluted net income (loss) per common share, pro forma	$0.02	$(0.03)

Pro forma amounts for the three months ended March 31, 2004 have been restated from figures previously reported as a result of an error in the vesting periods utilized for disclosure purposes and adjustments made to properly reflect compensation expense under SFAS No. 123. For the three months ended March 31, 2004, such adjustments increased the pro forma stock-based compensation expense determined under a fair value based method by $1.5 million and pro forma basic and diluted net loss per common share by 2 cents.

(3) ACQUISITION

On January 1, 2005, the Company completed the acquisition of Denver-based ICG’s retail and wholesale customers in California; a 1,412 route mile state-wide fiber ring and 915 route miles of metropolitan fiber rings which connect 128 commercial buildings across major cities in California (“ICG California”), along with certain network assets and assumed certain liabilities related to those assets (the “Business”) pursuant to an Asset Purchase Agreement (“Agreement”), dated October 22, 2004 by and among MCCC ICG Holdings, LLC (“MCCC”), ICG and the Company. MCCC is a joint venture between Columbia Capital and M/C Venture Partners. ICG is a nationwide communications provider focused on delivering data and voice services to corporate customers, Internet service providers and telecommunication carriers using a network that it owned and operated. It was a publicly held company until October 18, 2004 when it became a private entity through a merger transaction. As a result of this merger, MCCC owns 100% of the voting stock of ICG.

The Company purchased these assets for $15.9 million, comprised of (i) $13.5 million in the form of 10,740,030 shares of the Company’s common stock, (ii) $1.2 million in the form of warrants to purchase another 2,000,000 shares of the Company’s common stock dated January 1, 2005 exercisable on or prior to the fifth anniversary of the date of issuance at an exercise price of $1.383 per share and (iii) $1.2 million of direct acquisition costs. The Company also assumed certain of ICG’s capitalized leases in California, including its long-term leases for its fiber network, which had a preliminary value of $21.2 million as of January 1, 2005. The $13.5 million value of 10,740,030 shares of common stock was determined using a stock price of $1.26. The fair value of the warrants was determined using the Black Scholes method, with the following assumptions; dividend yield of 0%; expected warrant life of 5 years; risk free interest rate of 3.35% and an expected volatility of 57%.

MCCC received one seat on the Company’s board of directors as a result of this transaction. In connection with the acquisition, Columbia Capital and M/C Venture Partners, through their ownership of MCCC, invested $2.5 million in cash for an additional 1,988,894 shares of the Company’s common stock on January 5, 2005.

The ICG transaction described above involved a management services agreement and a transition services agreement that maintained the continuity of the ICG operations in California and prepared for the transfer of required business functions to the Company. Under the management services agreement, the Company is to reimburse ICG for the cost of specific services provided by ICG on the Company’s behalf. As of March 31, 2005, the Company recognized direct acquisition costs of $0.5 million for services and fees incurred under the management services agreement. The agreement also provided that the operating results of ICG’s California operations accrued to the benefit of the Company between the date the definitive agreement was signed (October 22, 2004) and final closing (January 1, 2005). ICG’s California operations generated operating income of $0.3 million, which has been recorded as an offset to the gross direct acquisition costs the Company incurred under the management services agreement. The Company has recorded additional direct acquisition costs of $1.0 million primarily for legal and consulting fees incurred in connection with the ICG California acquisition. The $1.2 million of net direct acquisition costs described above has been included as a component of the purchase price in accordance with SFAS No. 141, “Business Combinations.”

Commencing on the transaction closing date, January 1, 2005, certain services are being provided by ICG to the Company under a transition services agreement. Such services are expected to continue through the second quarter of 2005 and the cost incurred for such services is included in the Company’s results of operations. For the three months ended March 31, 2005, the Company incurred $0.8 million of expense, under the transition services agreement, primarily related to billing, collections, provisioning, call center and network support services performed by ICG on the Company’s behalf, which are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

At March 31, 2005, approximately $4.5 million of cash has been received by ICG from customer payments on behalf of the Company, which amounts are to be remitted to the Company under the terms of the transition services agreement. This amount is recorded on the accompanying consolidated balance sheets in other receivables and is expected to be received by the Company in the second quarter of 2005, net of amounts due to ICG under the transition services agreement and other operating expenses paid on behalf of the Company by ICG.

The Company retained independent appraisers to assist in determining the fair value of the assets acquired and liabilities assumed as required under SFAS No. 141, “Business Combinations.” The final valuation is expected to be completed in the second quarter of 2005. At March 31, 2005, certain components of the valuation are preliminary and represent management’s best estimate of current values, which are subject to revision due to changes in estimates of fair value.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of January 1, 2005 (in thousands):

Assets Acquired
Accounts receivable	$1,526
Other receivables	301
Prepaid expenses	55
Property and equipment	29,771
Goodwill	5,301
Other intangibles	3,420
Other long-term assets	255
Total assets acquired	40,629

Liabilities Assumed
Current maturities of capital lease obligations	2,077
Deferred revenue	1,526
Accrued other expenses	1,652
Long-term capital lease obligations	19,105
Asset retirement obligations	336
Total liabilities assumed	24,696

Total purchase price	$15,933

Commencing on January 1, 2005, the results of operations for the Business have been included as part of the accompanying consolidated financial statements of the Company. The following unaudited pro forma financial information represents the combined results of operations for the Company and ICG California for the three months ended March 31, 2004, assuming that the ICG California acquisition had occurred as of January 1, 2004, after giving effect to certain adjustments including depreciation and amortization expense, interest expense and the issuance of common stock and warrants. These pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the results that may occur in the future or that would have occurred had the acquisition occurred during the prior year (in thousands, except share and per common share data):

March 31,
2004
(pro forma)
Operating revenue	$50,490
Net loss	$(3,938)
Basic and diluted net loss per common share	$(0.04)

Basic and diluted weighted average common shares outstanding	88,943,859

(4) INVESTMENTS

The Company’s short-term and long-term investments consist of investment-grade debt securities which are recorded at fair value and classified as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Interest and amortization of premiums for available-for-sale securities have been included in interest income for the three months ended March 31, 2005. The Company recorded proceeds from the sale of investments available-for-sale of $0.5 million for the three months ended March 31, 2005. The Company does not hold these investments for speculative or trading purposes. As of March 31, 2005 no securities were impaired under the provisions of Emerging Issues Task Force (”EITF”) 03-1.

The fair value of investments available-for-sale as of March 31, 2005 and December 31, 2004 were as follows (in thousands):

	March 31,	December 31,
	2005	2004
Short-term investments:
Auction rate securities	$6,200	$6,150
Corporate bonds	2,136	1,396
U.S. government agency notes	1,538	518
Total short-term investments	$9,874	$8,064

Long-term investments:
U.S. government agency notes	$—	$1,032
Corporate bonds	260	1,009
Total long-term investments	$260	$2,041

(5) PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2005	2004
Buildings and property	$1,716	$1,716
Telecommunication and switching equipment	53,007	33,968
Leasehold improvements	6,993	6,892
Fiber optic network	12,033	—
Computer hardware and software	8,424	7,638
Office equipment and other	2,832	2,722
Assets held for future use	3,716	3,296
	88,721	56,232
Accumulated depreciation and amortization	(31,326)	(27,206)
	57,395	29,026
Construction in progress	4,129	3,986
Net property and equipment	$61,524	$33,012

Included in the table is $29.8 million of property and equipment acquired as a result of the ICG California acquisition, discussed in Note 3. Depreciation expense for the three months ended March 31, 2005 and 2004 was $4.2 million and $2.8 million, respectively.

Assets held for future use are directly related to the recovery of switch and collocation equipment from markets cancelled or exited, primarily during 2002 and 2001, which are expected to be re-deployed throughout the Company's remaining operating markets. These assets are continuing to be depreciated and the net book value at March 31, 2005 and December 31, 2004 was $1.5 million and $1.4 million, respectively.

(6) GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its goodwill and intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill and other separately recognized intangible assets with indefinite lives will no longer be amortized, but will be subject to at least an annual assessment for impairment through the application of a fair-value-based test. Intangible assets that do have finite lives will continue to be amortized over their estimated useful lives.

Intangible assets consist of the following (in thousands):
	March 31, 2005	December 31, 2004
Customer relationships	$16,745	$13,745
Internally developed software	300	—
Licensing agreement	120	—
Less: accumulated amortization	(12,499)	(11,072)
	4,666	2,673
Trademark	1,694	1,694
Intangibles, net	$6,360	$4,367

Included in the table above is $3.4 million of intangible assets acquired as a result of the ICG California acquisition, as discussed in Note 3. Of that total amount, approximately $3.0 million was assigned to customer relationships, which have an estimated useful life of 3 years. Of the remainder, $0.3 million was assigned to software and $0.1 million was assigned to a licensing agreement, which have estimated useful lives of 3 years and 5 years, respectively.

Goodwill of $5.3 million also resulted from the ICG California acquisition as discussed in Note 3, and was preliminarily determined based on purchase accounting standards as the excess of purchase price over the fair value of assets acquired and liabilities assumed.

Amortization expense related to customer relationships, software and the licensing agreement for the three months ended March 31, 2005 and 2004 was $1.4 million and $1.1 million, respectively. The trademark was determined to have an indefinite life and is not subject to amortization.

Estimated amortization expense for each of the next five years ending December 31, consists of the following (in thousands):

2005	$2,370
2006	1,124
2007	1,124
2008	24
2009	24
$4,666

(7) LINE OF CREDIT

The Company’s agreement with a lending institution provides the Company with a revolving line of credit facility of up to $7.5 million, secured by certain customer accounts receivable. The agreement expires on January 24, 2006. This credit facility bears an interest rate equal to the prime lending rate plus two percent (2%) per annum. At March 31, 2005, the Company had $7.5 million in availability under this agreement. Interest expense related to the line of credit (consisting of the allocable portion of the annual commitment fee) was $0.1 million in each of the three months ended March 31, 2005 and 2004. The Company has not borrowed under the line of credit during 2005 and has no outstanding balance as of March 31, 2005.

(8) CAPITAL LEASE OBLIGATIONS

Capital lease obligations consist of the following (in thousands):

March 31,
2005
Capital lease obligations	$19,409
Less current portion	(378)
$19,031

Pursuant to the acquisition of ICG California in January 2005, discussed in Note 3, the Company assumed certain capital leases of ICG, including its long-term leases for its fiber network, which had an estimated value of $21.2 million as of January 1, 2005. The capital lease obligations have terms that range from 2 to 16 years. Maturities of remaining capital lease obligations for each of the next five years ending December 31, are as follows (in thousands):

2005	$254
2006	295
2007	325
2008	389
2009	448
Thereafter	17,698
$19,409

(9) ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

The telecommunications and data equipment the Company has acquired from ICG is located in various leased facilities. In some cases, the Company has contractual obligations to remove the assets associated with these lease agreements upon termination of the agreements. SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred. Accordingly, as part of the opening balance sheet for the ICG California acquisition, the Company has recorded a liability and asset for the present value of the estimated future exit costs associated with the related asset retirement obligations. The liability was established by calculating the present value of the asset retirement obligation using a discount rate over a period which is representative of the estimated useful life of the related assets. Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense.

The following table is a reconciliation of the beginning and ending asset retirement obligations (in thousands):

Balance as of December 31, 2004	$—
Recognition of liability at January 1, 2005	336
Accretion	15
Balance as of March 31, 2005	$351

The asset retirement obligations and associated asset are estimated based on several assumptions. If information becomes known that is different than the assumptions in use, revisions will be made using the more precise information. If actual results differ from the assumptions used, the amount of the obligations will differ, perhaps significantly, from the amounts reflected in the accompanying consolidated financial statements.

(10) COMMITMENTS AND CONTINGENCIES

Lease Obligations and Purchase Commitments

In the ordinary course of business, the Company enters into purchase agreements with its vendors. As of March 31, 2005, the Company had total unfulfilled commitments with vendors of $4.4 million. The Company also has various agreements with certain carriers for transport, long distance and other network services. At March 31, 2005, the Company’s minimum commitment under these agreements is $20.6 million, which expire through December 2026.

On January 1, 2005, the Company experienced significant changes in its real estate lease obligations. In connection with the acquisition of ICG California, discussed in Note 3, the Company assumed an additional $10.2 million of operating lease obligations, which expire through March 2010.

Additionally, on February 10, 2005, the Company entered into an amendment to its Las Vegas, Nevada switch site lease. In consideration for the Company’s agreement to accelerate the expiration date of the lease to an earlier date, the landlord paid the Company $7.7 million in cash and agreed to $0.3 million in rent abatement from February 1, 2005 through the lease expiration at June 30, 2006. The cash was received in February 2005. This $8.0 million settlement, net of $0.8 million of estimated costs to exit the facility, has been included in other income in the consolidated statement of operations for the three months ended March 31, 2005. The impact of this early termination of the existing lease reduced the Company’s lease obligations by approximately $0.9 million and changed the lease expiration date from August 2011 to June 2006. The Company entered into a lease for a new switch site with a third party during the second quarter 2005. Over the next four to five quarters, the Company expects to use all or a significant portion of the $7.7 million one-time payment to purchase and install a new switch in the Las Vegas market and to cover exit costs related to the existing switch site.

Included in the table below are obligations for continuing operations as of March 31, 2005 (in thousands):

	2005	2006	2007	2008	2009	Thereafter
Operating lease obligations	$5,622	$7,294	$6,251	$4,366	$3,236	$1,839
Circuit lease obligations	5,592	5,771	3,816	1,861	426	3,098
Purchase commitments	4,356	—	—	—	—	—
Total	$15,570	$13,065	$10,067	$6,227	$3,662	$4,937

As provided in the asset sale agreements for the Company’s discontinued markets, the purchasers of these assets assumed the liabilities associated with the markets acquired. However, the Company remains contingently liable for several of the obligations in these markets. The Company is guarantor of future lease obligations with expirations through 2015. The guarantees arose from the assignment of leases resulting from the asset sales. The Company is fully liable for all obligations under the terms of the leases in the event that the assignee fails to pay any sums due under the lease. The remaining maximum potential amount of future payments the Company could be required to make under the guarantees is $9.1 million. No payments have been made to date and none are expected to be required to be made in the future. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” the fair value of these obligations is limited and accordingly no liability was recorded on the Company’s consolidated balance sheet at March 31, 2005 or December 31, 2004.

The Company’s services are subject to varying degrees of federal, state and local regulation. These regulations are currently subject to change by federal and state administrative agencies, judicial proceedings, and proposals that could change, in varying degrees, the manner in which the Company operates. The Company cannot predict the outcome of these proceedings or their impact upon the Company’s industry generally or upon the Company specifically.

Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business, including some claims asserted by the Company against others, in which monetary damages are sought. The result of any current or future litigation is inherently unpredictable; however, management believes there is no litigation pending or asserted against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

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

The Company is party to an equipment lease dispute that has resulted in claims being made against the Company and certain of its subsidiaries. On November 1, 2002, the plaintiff initiated the first of several actions against the subsidiary in the Circuit Court of St. Louis County, Missouri, and has also filed actions in the U.S. Bankruptcy Court for the District of Delaware for recovery of claimed damages. At March 31, 2005, the Company has recorded a contingent liability reserve for this matter in accrued other expenses on the consolidated balance sheets based on the amount of lease payments that were unpaid when the legal actions commenced. The Company denies any liability, intends to vigorously defend the action, and believes that ultimate damages awarded, if any, will not have a material adverse effect on its financial position, results of operations or cash flows.

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

Sales Tax and Property Tax Reserves

The Company maintains reserves for estimated exposure for various sales and use taxes that taxing jurisdictions may claim as being owed due to interpretations of state and local regulations as well as for positions taken related to the underlying taxable base of capital expenditures made in the past by the Company. Similarly, reserves are maintained for positions taken on the assessment basis used to pay certain property taxes to various state and local taxing jurisdictions. The Company believes that all such reserves are appropriately recorded in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” at March 31, 2005.

(11) STOCKHOLDERS’ EQUITY

The Company maintains a warrant program which makes available to independent sales agents hired by the Company warrants to purchase shares of the Company’s common stock, with the number of warrants to be granted based on the increase in baseline sales performance achieved by these independent sales agents. For the three months ended March 31, 2005, the Company issued warrants to purchase 198,785 shares of common stock through this program with a weighted average exercise price of $1.55 per common share. These warrants are exercisable at any time and expire three years from the issuance date. For the three months ended March 31, 2005, $0.1 million of agent selling expense was recognized as a result of the issuance of these warrants. Agent selling expense is included as a component of selling, general and administrative expenses in the consolidated statements of operations. The amount of expense recognized was determined using the Black-Scholes method to calculate fair market value, with the following assumptions; dividend yield of 0%; expected warrant life of 3 years; risk free interest rate ranging from 2.85% to 3.91% and an expected volatility ranging from 54% to 57%. No warrants were issued during the three months ended March 31, 2004.

During May 2005, the Company filed with the Securities and Exchange Commission a registration statement on Form S-3 for the benefit of ICG and MCCC as the selling stockholders under the registration statement. The selling stockholders are offering the shares of the Company’s common stock registered by the prospectus. The registration statement includes (A) 1,988,894 shares of common stock issued pursuant to the terms of a Subscription Agreement, dated as of January 1, 2005, by and between the Company and MCCC, (B) 10,740,030 shares of common stock issued pursuant to the terms of an asset purchase agreement, dated as of October 22, 2004, by and among the Company, MCCC and ICG and (C) 2,000,000 shares of common stock issuable upon exercise of warrants issued pursuant to the asset purchase agreement. The Company will not receive any of the proceeds from the sale of the common shares pursuant to the registration statement.

(12) DISCONTINUED OPERATIONS

As of March 31, 2005, the Company has recorded $0.5 million of receivables related to asset sales from discontinued markets. These receivables have been included in other receivables in the consolidated balance sheets and the majority of the balance owed is being held in escrow by a third party escrow agent. No allowance for doubtful accounts for these receivables has been established as the Company expects to collect all asset sales receivables. The Company received a disbursement of $1.0 million from escrow in March 2005 and expects to receive the remaining $0.5 million, net of expenses chargeable to the Company, in the second quarter of 2005.

The operating revenues and expenses of the Company’s discontinued markets have been classified as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for all periods presented. (Loss) income related to these discontinued markets was as follows for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended
	March 31,	March 31,
	2005	2004
Operating expenses (income)	$32	$(191)
Gain on disposal of assets	—	(50)
(Loss) income from discontinued operations	$(32)	$241

(13) INCOME (LOSS) PER COMMON SHARE

SFAS No 128, "Earnings Per Share," requires the Company to calculate its income (loss) per common share based on basic and diluted income (loss) per common share, as defined. Basic income (loss) per common share for the three months ended March 31, 2005 and 2004, was computed by dividing the income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per common share for the three months ended March 31, 2005 and 2004, was computed by dividing the income applicable to common stockholders by the weighted average number of shares of common stock and potential common stock outstanding during the period. The inclusion of potential common stock in this calculation for the quarter ended March 31, 2005 did not result in a change to the basic income (loss) per common share amounts.

As of March 31, 2005, the Company had 1,402,206 options and warrants which were convertible into common shares outstanding that were not included in the calculation of diluted income per common share as the exercise prices were greater than the average market price of the Company’s common stock during the quarter. For the three months ended March 31, 2004, the Company incurred a loss from continuing operations and, as a result, all 18,829,783 outstanding options and warrants were antidilutive and not included in the calculation of diluted loss per common share.

The following table summarizes the calculation of basic and diluted income (loss) per common share (in thousands, except common share and per common share amounts):
	Three Months Ended
	March 31,	March 31,
	2005	2004
Basic income (loss) per common share
Income (loss) from continuing operations	$3,877	$(504)
(Loss) income from discontinued operations	(32)	241
Net income (loss)	$3,845	$(263)

Weighted average common shares outstanding	91,331,930	78,321,851

Basic income (loss) per common share	$0.04	$(0.01)
Basic income from discontinued operations per common share	—	0.01
Basic net income (loss) per common share	$0.04	$—

Diluted income (loss) per common share
Income (loss) from continuing operations	$3,877	$(504)
(Loss) income from discontinued operations	(32)	241
Net income (loss)	$3,845	$(263)

Weighted average common shares outstanding - basic	91,331,930	78,321,851
Dilutive effect of warrants and options - treasury stock method	10,779,436	—
Common shares and common share equivalents	102,111,366	78,321,851

Diluted income (loss) from continuing operations per common share	$0.04	$(0.01)
Diluted income from discontinued operations per common share	—	0.01
Diluted net income (loss) per common share	$0.04	$—

(14) OPERATING SEGMENTS

Reportable Segments

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

Products and Services

The Company classifies its products and services offered by Communications into various revenue categories as shown in the following table (in thousands):

	Three Months Ended
	March 31,	March 31,
	2005	2004
Plain old telephone service/DSL	$21,216	$21,926
T1 based products and services	13,659	7,360
Private lines	4,343	—
Long distance and other usage	4,838	3,484
Switched access	3,670	4,383
Total operating revenue	$47,726	$37,153

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following Management's Discussion and Analysis ("MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements, the accompanying condensed financial notes ("Notes") appearing elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2004. The overview provides our perspective on the individual sections of MD&A, which include the following:

Executive Summary - an executive review of our performance for the three months ended March 31, 2005.

Company Overview - a general description of our business, the services we offer, the markets we serve, and our January 1, 2005 acquisition of certain assets from ICG Communications, Inc. (“ICG”).

Liquidity and Capital Resources - an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of balance sheet and cash flow items affecting liquidity.

Results from Continuing Operations - an analysis of our results of operations for the three months ended March 31, 2005 and 2004, including a review of the material items and known trends and uncertainties.

Discontinued Operations - an analysis of our discontinued operations for the three months ended March 31, 2005.

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

Executive Summary

This is the first quarter that we have consolidated our acquisition of ICG’s California assets and assumption of certain liabilities (“ICG California”) into our financial results. Some of the key areas of our progress during the quarter include:

•
With the acquisition of ICG California, our total revenue increased over 28% from the year ago quarter, and customer revenue increased over 34%. Our pre-ICG California revenue increased more than 6% over the year ago quarter. The acquired ICG California contributed a total of $8.3 million of revenue for the quarter ended March 31, 2005, of which $7.7 million was core customer revenue and $0.6 million was switched access revenue.

•
Our switched access revenue for the quarter was $3.7 million, more than 29% higher than the quarter ending December 31, 2004, but approximately 16% lower than the quarter ended March 31, 2004. Switched access revenue was 7.7% of total revenue in this quarter versus 7.5% last quarter and 11.8% in the first quarter of 2004.

•
Business line churn increased slightly this quarter to an average of 1.9% per month versus 1.7% per month during the fourth quarter 2004, while average monthly residential line churn improved to 3.3% per month this quarter versus 3.5% per month during fourth quarter 2004. The increase in business line churn was due to relatively higher churn rates in the ICG California customer base, which we expected to happen and we expect to continue to happen for the next few quarters.

•
Cost of operating revenues (excluding depreciation and amortization) for the first quarter totaled $21.8 million, approximately 27% higher than last quarter and 33% higher than the first quarter of last year. As we continue to integrate ICG California with our business and remove redundant costs, we expect to see improvement in our costs going forward. This increase is reflective of the ICG California incremental business and various events described below.

•
We have reached an agreement in principle to resolve our switched access dispute (along with a variety of other miscellaneous disputes related to cost of operating revenues) with one of the incumbent local exchange carriers (“ILEC”) with whom we compete. Based on this resolution, we expect there should be fewer disputes as to billings to and from this ILEC in the future. The resolution resulted in a $0.3 million reduction in cost of operating revenues (excluding depreciation and amortization) in this quarter.

•
We reached a settlement with another one of the major ILECs with whom we compete for substantially all of our outstanding cost of operating revenues/vendor disputes, including resolution of the $2.7 million that we were required to pay as a result of a decision by the California Public Utility Commission that allowed this ILEC to make loop rate increases for DS0s retroactive back to April 2002. This net settlement with this ILEC has resulted in a net $0.2 million reduction in cost of operating revenues (excluding depreciation and amortization) in the quarter ended March 31, 2005.

•	During first quarter 2005, we recognized a $0.3 million credit from another ILEC for a billing error they had made.

•
Our reported selling, general and administrative expenses (excluding depreciation and amortization) for the quarter were $22.7 million, an increase of almost 16% versus last quarter and almost 29% higher than the first quarter of last year. This increase is primarily reflective of the additional recurring costs attributable to the ICG California business we acquired.

•
Our net income for the quarter was $3.8 million versus a net loss of $2.4 million last quarter and a loss of $0.3 million in the first quarter of last year. Our net income was positively impacted in the quarter ended March 31, 2005 by other income of $7.2 million related to a negotiated $7.7 million one-time payment we received in February 2005 from a casino operator in Las Vegas in consideration for our agreement to vacate our existing switch site by June 30, 2006 so that they can build a new casino on the site. The positive impact on net income from this transaction will not be recurring. Over the next four to five quarters, we expect to use all or a significant portion of the $7.7 million one-time payment to purchase and construct a new switch at a new location and expect to transfer our customer network in Las Vegas to that switch by the second quarter of 2006.

•
We ended the first quarter 2005 with $37.8 million of unrestricted cash and cash equivalents and both short and long-term investments available-for-sale versus $37.4 million at December 31, 2004. Our current assets plus long-term investments available-for-sale less current liabilities increased by $5.7 million due to the $7.7 million cash payment received from the Las Vegas casino operator as described above and other changes in working capital accounts.

•
During the quarter ended March 31, 2005, we achieved substantial increases in sales and installations from our agent and telemarketing channels. Our business continues to evolve with a bias towards alternate channels of distribution and larger customers.

•
Our pre-ICG California business reflected a 6% decrease in business plain old telephone service (“POTS”) lines in the quarter ended March 31, 2005 versus the quarter ended March 31, 2004, but experienced a 47% increase in the same time periods in ending customer T-1 loops, which yield significantly higher margins. We expect that trend to continue.

Highlights from our ICG California integration:

•
We have received consents to transfer existing customer contracts from ICG to us, covering 94% of ICG California’s revenue. We are seeking consents from the remaining customers, but continue to bill and collect from these customers through ICG under a service agreement in the interim.

•	We have integrated ICG California’s circuit billing and inventory records into our systems.

•	We have completed integrating ICG California’s network operating center (“NOC”) systems into ours, and now monitor network elements and trouble tickets for much of the ICG California operations.

•	We will take over customer billing effective with our June 1, 2005 billing cycle.

•	We expect to transfer the ICG business to our switches starting in June 2005 and completion of the transfer in the quarter ending September 30, 2005.

•	We have created a wholesale organization that is actively working with our newly acquired customers.

Our business strategy is focusing on the following areas:

•
First, we intend to own the network elements we use, and own them as close to our customers as practical. Owning switching and collocation equipment, voice over internet protocol (“VOIP”) technology, and fiber has allowed us to create more of a fixed cost network that gives us the ability to generate more operating cash flow out of incremental revenue from our network. Owning a deep dense network also allows us to control our network quality and to reduce the risk associated with regulatory changes affecting our costs and the delivering and provisioning of our services.

We have built a wireless broadband capability in Las Vegas. We will use this capability to give us more flexibility in providing services to our customers without using the ILEC. By giving ourselves the ability to reach our customers with a wireless broadband connection that is connected to the other elements of our network, we may be able to move toward a business strategy that makes it possible for us to operate more independently from the ILEC. We believe this technology may be an important part of our future.

•	The second element of our strategy is to always focus on growing operating cash flow.

•
The third element of our strategy is to actively manage our risk profile. We seek to do that by controlling and fixing the cost of as much of our network as practical and by actively managing our balance sheet risk.

•
The final key element of our current strategy is to add revenue streams on our network by having products that can serve small, medium, and large customers through multiple distribution channels. We currently sell through a direct sales channel (which includes a growing telemarketing capability), a wholesale channel, an agent channel, and co-marketing agreements. If we can continue to create and augment new distribution channels, we expect to become less dependent on our direct sales force headcount. We also seek to add revenue on our network through acquisitions that we continue to evaluate.

These four key strategies shape how we run our business and how we intend to continue to grow value for our shareholders.

Company Overview

We were one of the first facilities-based competitive local telephone companies founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. Today, we offer local and long distance voice services as well as high-speed Internet access and IP telephony by way of a variety of broadband product and service offerings over our own network of collocations, switches and fiber network. On January 1, 2005 we acquired certain assets of ICG in California. The assets acquired include ICG’s customer base and certain network assets in California, including a 1,412 route mile state-wide fiber ring and 915 miles of metropolitan fiber rings that connect 128 commercial buildings. All of our services are offered through our wholly-owned subsidiary, Mpower Communications Corp. (“Communications”) primarily to small and medium-sized business customers in all of our markets and residential customers primarily in the Las Vegas market. Our markets include Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois.

As a facilities-based provider, we own and control a substantial amount of our network infrastructure. Our network reaches across 297 central office collocation sites. In April 2004, we began selling T1 services to customers using facilities that do not directly connect to these collocation sites. We refer to this as “off-network.” Having off-network facilities increases the number of our potential customers. With the addition of the ICG California assets in January 2005, we have added a statewide SONET-based fiber network to our deep collocation and switching infrastructure, which allows us to offer new products such as private line, accelerates our speed-to-market with IP Centrex capabilities, including VOIP, positions us as a strong player in the wholesale market, and reduces our reliance on the ILECs.

As of May 2005, we have approximately 820 employees, including approximately 40 employees who joined us from ICG. We have established working relationships with Verizon, Sprint, and SBC (including its operating subsidiaries PacBell and Ameritech).

Our business is to deliver integrated voice and broadband data solutions. Our emphasis is on providing small and medium-sized and now larger size business customers, as well as wholesale customers, with a full suite of communications services and features, integrated on one bill, with the convenience of a single source provider. By using our existing equipment and interconnection agreements with incumbent carriers and network capabilities, we are able to offer fully integrated and channelized voice and data product and service offerings over a T1 connection. In order to serve the largest portion of our target audience, our combined voice and data network allows us to deliver services in several combinations over the most favorable technology: basic phone service on the traditional phone network, SDSL service, integrated T1 voice and data service, or data-only T1 connectivity. Our service offerings have been increased through the acquisition of ICG California, providing us with the ability to be a wholesale provider to large interexchange carriers (“IXCs”), competitive local exchange carriers (“CLECs”), and internet service providers (“ISPs”). We have established a dedicated wholesale channel to focus on the unique needs of this customer base. With access to our facilities-based distributed network architecture and broad range of products and services, we offer wholesale customers opportunities to enhance or expand their business models.

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

ICG California Acquisition

On January 1, 2005 we completed the acquisition of certain assets and assumption of certain liabilities of ICG in California. The assets acquired include ICG’s customer base and certain network assets in California, including a 1,412 route mile state-wide fiber ring connecting major cities in California. We expect to fully integrate the ICG California assets with our business throughout 2005.

We purchased these assets for $15.9 million, comprised of (i) $13.5 million in the form of 10,740,030 shares of our common stock, (ii) $1.2 million in the form of warrants to purchase another 2,000,000 shares of our common stock dated January 1, 2005 exercisable on or prior to the fifth anniversary of the date of issuance at an exercise price of $1.383 per share and (iii) $1.2 million of direct acquisition costs. We also assumed certain of ICG’s capitalized leases in California, including its long-term leases for its fiber network. These leases had a preliminary value of $21.2 million. The $13.5 million value of 10,740,030 shares of common stock was determined using a stock price of $1.26. The fair value of the warrants was determined using the Black Scholes method, with the following assumptions; dividend yield of 0%; expected warrant life of 5 years; risk free interest rate of 3.35% and an expected volatility of 57%.

Upon completion of the ICG California acquisition, consideration was paid and we took title to that business. We have retained independent appraisers to assist us in determining the fair value of the assets and liabilities acquired as required under SFAS No. 141, “Business Combinations.” The final valuation is expected to be completed in the second quarter of 2005. At March 31, 2005, certain components of the valuation are preliminary and represent management’s best estimate of current values, which are subject to revision due to changes in estimates of fair value.

The following are the estimated fair value of assets acquired and liabilities assumed as of the closing date (in millions):
Assets Acquired
Accounts receivable	$1.5
Other receivables	0.3
Prepaid expenses	0.1
Property and equipment, net	29.8
Goodwill	5.3
Other intangibles	3.4
Other long-term assets	0.2
Total assets acquired	$40.6

Liabilities Assumed
Current maturities of capital lease obligations	$2.1
Deferred revenue	1.5
Accrued other expenses	1.7
Long-term capital lease obligations	19.1
Asset retirement obligations	0.3
Total liabilities assumed	24.7

Total purchase price	$15.9

The assets of ICG California consist primarily of:

•	Certain switching and routing equipment, located both in current ICG California facilities and in facilities operated by one or more incumbent local exchange carriers;

•	Customer and sales agreements that constitute a majority of ICG California’s voice and data revenues;

•	Lit fiber capacity originally purchased by ICG as well as leased fiber network capacity which are both expansive of our current network.

Of the $3.4 million of acquired other intangible assets, approximately $3.0 million was assigned to the ICG California’s customer base, which has an estimated useful life of 3 years. Approximately $0.3 million was assigned to ICG California’s acquired software that has an estimated useful life of 3 years and approximately $0.1 million was assigned to a licensing agreement with a useful life of 5 years. Additionally, $5.3 million of the acquired intangible assets were assigned to goodwill.

The ICG transaction described above involved a management services agreement and a transition services agreement that maintained the continuity of the ICG operations in California and prepared for the transfer of required business functions to us. Under the management services agreement, we are required to reimburse ICG for the cost of specific services provided by ICG on our behalf. As of March 31, 2005, we recognized direct acquisition costs of $0.5 million for services and fees incurred under the management services agreement. The agreement also provided that the operating results of the ICG California operations accrued to our benefit between the date the definitive agreement was signed (October 22, 2004) and final closing (January 1, 2005). ICG California’s operations generated operating income of $0.3 million during that period, which has been recorded as an offset to the gross direct acquisition costs we incurred under the management services agreement. We have recorded additional direct acquisition costs of $1.0 million primarily for legal and consulting fees incurred in connection with the ICG California acquisition. The $1.2 million of net direct acquisition costs described above has been included as a component of the purchase price in accordance with SFAS No. 141, “Business Combinations.”

Commencing on the transaction closing date, January 1, 2005, certain services are being provided by ICG to us under a transition services agreement. Such services are expected to continue through the end of the second quarter of 2005 and the cost incurred for such services is included in our results of operations. For the three months ended March 31, 2005, we incurred $0.8 million of expense, under the transition services agreement, primarily related to billing, collections, provisioning, call center and network support services performed by ICG on our behalf, which are included in selling, general and administrative expenses in our consolidated statements of operations.

At March 31, 2005, approximately $4.5 million of cash has been received by ICG from customer payments on our behalf, which amounts are to be remitted to us under the terms of the transition services agreement. This amount is recorded on the accompanying consolidated balance sheet in other receivables and we expect to receive this amount in the second quarter of 2005, net of amounts due to ICG under the transition services agreement and other operating expenses paid on our behalf by ICG.

Liquidity and Capital Resources

We had incurred negative cash flows from operating activities through the year ended December 31, 2003. We believe that we now have sufficient resources and liquidity to fund our planned operations. We have completed, and continue to pursue, several initiatives intended to increase liquidity and better position us to compete under current conditions and anticipated changes in the telecommunications sector.

On February 10, 2005, we entered into an amendment to the lease with our landlord for our switch site in Las Vegas, Nevada. Under the amendment, our landlord agreed to pay us the sum of $7.7 million of cash and $0.3 million in rent abatement in consideration for our agreeing to terminate our lease early and vacate the switch site by June 30, 2006. In addition, in the event we need to supply fiber optic cable to our new location, the landlord has agreed to reimburse us for the actual costs incurred up to $0.5 million. We intend to expend all or a significant portion of the $7.7 million to purchase equipment and construct a new switch at a new lease site in Las Vegas, Nevada, so that the new switch will be operational prior to closing the old switch and vacating the existing premises. We received $7.7 million of cash in February 2005 related to this agreement with the remainder ($0.3 million) to be recognized by abating our rent obligations from February 1, 2005 through June 30, 2006. We expect that most of the cash expenditures associated with this relocation will be completed by December 31, 2005. A substantial portion of these expenditures will be capital expenditures and these expenditures are in addition to our previously forecasted non-ICG California related capital expenditures.

Developing and maintaining our network and business has required and will continue to require us to incur capital expenditures primarily consisting of the costs of purchasing network and customer premise equipment and maintaining our operations support system. Cash outlays for capital expenditures for the three months ended March 31, 2005 were $4.3 million, which is exclusive of capitalized labor of $0.3 million for the three months ended March 31, 2005. Our current estimate of capital expenditures for 2005 is between $17.0 and $21.0 million and for 2006 our estimate is between $11.0 and $13.0 million.

As of March 31, 2005, we had $37.8 million in unrestricted cash and cash equivalents and short and long-term investments available-for-sale. Our March 31, 2005 cash balance included the $7.7 million payment received from the Las Vegas lease amendment discussed above. We believe that our cash balances, when combined with our cash flow from operations will generate enough liquidity to fully fund our operations and our capital expenditures on a continuing basis. Based on our current business plan, we do not expect to draw from our $7.5 million line of credit during the remainder of 2005. Our investments available-for-sale consist of auction rate securities, government agency notes, and corporate bonds. All investments are made in accordance with our Investment Policy and Guidelines approved by our board of directors.

Cash Flow Discussion

In summary, our cash flows for the three months ended March 31, 2005, were as follows (in thousands):

Three Months Ended March 31, 2005
Net cash provided by operating activities	$2,950
Net cash used in investing activities	$(3,416)
Net cash provided by financing activities	$770

The above summary of cash flows includes cash and cash equivalents.

At March 31, 2005, cash, cash equivalents and short and long-term investments available-for-sale were $37.8 million. This balance has the following components (in thousands):

Cash and cash equivalents	$27,631
Investments available-for-sale	9,874
Long-term investments available-for-sale	260
Total at March 31, 2005	$37,765

Cash Flows from Operating Activities and Investing Activities

Our cash flows from operating and investing activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Net cash provided by operating activities	$2,950	$393

Cash flows from investing activities:
Purchases of property and equipment, net of payables	$(4,333)	$(667)
Proceeds from sale of assets from continuing operations	13	205
Receipt of escrowed amounts from sale of assets from discontinued operations	1,000	—
Purchase of investments available-for-sale	(566)	—
Sale of investments available-for-sale	500	—
Sale of restricted investments	—	130
Purchase of restricted investments	(30)	—
Net cash used in investing activities	$(3,416)	$(332)

Operating Activities: Cash flows from operating activities increased by $2.6 million for 2005 compared to 2004. The increase is primarily a result of the receipt of the $7.7 million payment as part of the Las Vegas switch site lease amendment, offset by an increase in accounts receivable due to the increased revenue generated from adding the ICG California customers, a timing delay in the remittance of certain customer receivables payments collected by ICG on our behalf, reduced by certain costs paid by ICG that we must remit to them, and a reduction in trade payables owed to certain ILECs. We expect to fully collect and pay all amounts due to ICG in the second quarter of 2005. The Las Vegas switch site lease amendment and related impact on cash will not be recurring.

Investing Activities: For the three months ended March 31, 2005 we used $3.4 million in cash for investing activities compared to $0.3 million for the three months ended March 31, 2004. The cash used in 2005 primarily represents the investment of $4.3 million in capital expenditures, partially offset by $1.0 million of funds received from escrowed amounts related to previous asset sales from discontinued operations.

Cash Flows from Financing Activities
	Three Months Ended March 31,
	2005	2004
Cash flows from financing activities:
Costs associated with issuance of common stock	$(10)	$—
Net proceeds under management agreement with acquired business	85	—
Payments on capital lease obligations	(1,837)	(101)
Proceeds from the issuance of common stock	2,532	27
Net cash provided by (used in) financing activities	$770	$(74)

Financing Activities: For the three months ended March 31, 2005, we were provided $0.8 million of cash from financing activities. The cash provided in 2005 primarily represents the proceeds from the issuance of common stock to MCCC ICG Holdings, LLC (“MCCC”) in connection with the acquisition of ICG California, offset by cash paid on capital lease obligations. As a result of the ICG California acquisition, we have assumed $21.2 million of capital lease obligations.

Commitments and Contingencies

In the ordinary course of business, we enter into purchase agreements with our vendors. As of March 31, 2005, we had total unfulfilled commitments with vendors of $4.4 million. We also have various agreements with certain carriers for transport, long distance and other network services. At March 31, 2005, our minimum commitment under these agreements is $20.6 million, which expire through December 2026.

On January 1, 2005 we experienced significant changes in our real estate lease obligations. With the acquisition of ICG California, we assumed an additional $10.2 million of operating lease obligations, which expire through March 2010.

Additionally, on February 10, 2005 we entered into an amendment to our Las Vegas, Nevada switch site lease as previously discussed. In consideration for our agreement to accelerate the expiration date of the lease to an earlier date, the landlord paid us $7.7 million in cash and agreed to $0.3 million in rent abatement from February 1, 2005 through the lease expiration at June 30, 2006. The cash was received in February 2005. This $8.0 million settlement, net of $0.8 million of estimated costs to exit the facility, has been included in other income in our consolidated statement of operations for the three months ended March 31, 2005. The impact of this early termination reduced our lease obligations by approximately $0.9 million and changed our lease expiration date from August 2011 to June 2006. We entered into a lease for a new switch site with a third party during the second quarter 2005. Over the next four to five quarters, we expect to use all or a significant portion of the $7.7 million one-time payment to purchase and install a new switch in the Las Vegas market and to cover exit costs related to the existing switch site.

Pursuant to the acquisition of ICG California in January 2005, we assumed certain capital leases of ICG, including its long-term leases for its fiber network, which had an estimated value of $21.2 million as of January 1, 2005.  The capital lease obligations have terms that range from 2 to 16 years.

Included in the table below are obligations for continuing operations as of March 31, 2005 (in thousands):

	2005	2006	2007	2008	2009	Thereafter
Operating lease obligations	$5,622	$7,294	$6,251	$4,366	$3,236	$1,839
Circuit lease obligations	5,592	5,771	3,816	1,861	426	3,098
Purchase commitments	4,356	—	—	—	—	—
Capital lease obligations	254	295	325	389	448	17,698
Total	$15,824	$13,360	$10,392	$6,616	$4,110	$22,635

As provided in the asset sale agreements for the discontinued markets, the purchasers of these assets assumed the liabilities associated with the markets acquired. However, we remain contingently liable for several of the obligations in these markets. We are guarantor of future lease obligations with expirations through 2015. The guarantees arose from the assignment of leases associated with the asset sales. We are fully liable for all obligations under the terms of the leases in the event that the assignee fails to pay any sums due under the lease. The remaining maximum potential amount of future payments we could be required to make under the guarantees is $9.1 million. No payments have been made to date and none are expected to be required to be made in the future. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” the fair value of these obligations is limited and accordingly no liability was recorded on our consolidated balance sheet at March 31, 2005 or December 31, 2004.

Results from Continuing Operations

Analysis of Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,		Three Months Ended March 31,		Percentage Change Increase/ (Decrease)
	2005	% of Revenue	2004	% of Revenue	2005 vs. 2004
Operating revenues
Core customer trade revenue	$44.0	92%	$32.8	88%	34%
Switched access revenue	3.7	8%	4.4	12%	(16)%
Total revenue	$47.7	100%	$37.2	100%	28%
Cost of operating revenues (1)	21.8	46%	16.4	44%	33%
Selling, general and administrative expenses (2)	22.7	47%	17.6	47%	29%
Other operating expenses	5.6	12%	3.7	10%	51%
Loss from operations	(2.4)	*	(0.5)	*	380%
Other income (expense):
Interest income	0.2	*	0.1	*	100%
Interest expense	(1.2)	*	(0.1)	*	*
Other income	7.2	*	—	*	*
Income (loss) from continuing operations	3.8	8%	(0.5)	*	*
Discontinued operations:
(Loss) income from discontinued operations	—	*	0.2	*	*
Net income (loss)	$3.8	8%	$(0.3)	*	14%

*	Calculation is not meaningful.

(1)	Exclusive of depreciation and amortization shown separately on our consolidated financial statements of $3,512 and $1,939 for the three months ended March 31, 2005 and 2004, respectively.

(2)	Exclusive of depreciation and amortization shown separately on our consolidated financial statements of $2,089 and $1,962 for the three months ended March 31, 2005 and 2004, respectively.

Quarterly Comparison - March 31, 2005 vs. March 31, 2004

Comparison of Financial Results

Our operational results for the three months ended March 31, 2005 are discussed below. As the acquisition of the ICG California business closed on January 1, 2005, results of operations are included for the three months ended March 31, 2005, but not for three months ended March 31, 2004. In parts of our analysis we have included some insight into how our pre-ICG California business performed in the three months ended March 31, 2005. As we more fully integrate this acquired business in future quarters, only consolidated results will be reported.

Results from discontinued operations have been excluded from this comparison.

Operating Revenues. Total revenue for the three months ended March 31, 2005 increased to $47.7 million from $37.2 million in the same period of 2004, a 28% increase. The three month financial results for 2005 include approximately $8.3 million of revenue from the ICG California business. Without the revenue from the ICG California business, our 2005 revenue for the three months ended March 31, 2005 increased to $39.4 million from 2004 results of $37.2 million. The 28% increase in total revenue was due to:
•
An increase of $6.0 million in our higher-end integrated voice and data services revenue principally resulting from an increase of average lines in service of about 1,900 T1 lines and approximately 460 trunk lines in our pre-ICG California business. ICG California revenue related to our higher-end integrated voice and date services revenue contributed approximately $2.4 million of the $6.0 million increase in revenue;

•	An increase of $4.3 million in our private line revenue as a result of our ICG California acquisition;
•
An increase of $0.9 million in our toll revenue primarily due to a 45% increase in minutes of use in our business prior to considering the ICG California acquisition. $0.4 million of the $0.9 million increase in toll revenue relates to ICG California acquired revenue stream for toll services;

•
An increase of $0.5 million in our other revenue due to a $0.4 million increase in directory assistance revenue in our business, prior to considering the ICG California acquisition. This increase is a result of a rate increase for directory assistance in the quarter ended March 31, 2005. $0.1 million of the $0.5 million increase in revenue relates to other revenues generated from the ICG California business.

These increases were offset by:

•
A net decrease in plain old telephone service (“POTS”) revenue of $0.5 million, driven by an $0.8 million decrease in our pre-ICG California revenue stream due to approximately 15,000 fewer POTS billable lines during the quarter ended March 31, 2005 versus the quarter ended March 31, 2004. ICG California acquired POTS revenue was approximately $0.3 million in the quarter ended March 31, 2005;

•
A net decrease of $0.7 million in switched access revenues driven by a $1.0 million decrease in our pre-ICG California intralata toll revenue during the quarter ended March 31, 2005 versus the quarter ended March 31, 2004 resulting from an agreement with one of the incumbent carriers with whom we compete regarding the types of intralata toll traffic that can be billed and a decrease of $0.3 million primarily the result of the step-down in FCC mandated rates. Our ICG California switched access revenue was approximately $0.6 million for the quarter ended March 31, 2005.

We estimate revenue for the year ending December 31, 2005 will be between $200 and $208 million and 2006 revenue will be between $220 and $230 million.

Cost of Operating Revenues. Cost of operating revenue (excluding depreciation and amortization which is stated separately) for the quarter ended March 31, 2005 was $21.8 million as compared to $16.4 million for the quarter ended March 31, 2004. The 33% or $5.4 million increase was primarily due to:
•	An increase in our POTS loop expense of $0.6 million resulting from an 11% increase in rates for the loops charged by SBC in California.
•
An increase in our customer T1 expense of $1.9 million, which is a result of 35% growth in the number of lines in service. $0.9 million of the increase in cost is related to the ICG California acquired customer T1 lines. Customer T1 expense will fluctuate in relationship to the variations in revenue related to this expense. For 2005 we anticipate this expense will continue to increase.

•
An increase of $1.2 million for network access expense. Of this increase, $0.5 million was for our core network access lines resulting from the additional higher capacity based backbone circuits needed to support the ICG California fiber network. $0.7 million of the increase in the quarter ended March 31, 2005 is the result of the acquired ICG California access lines.

•	An increase of $1.6 million in space rental for network hub costs associated with the acquisition of the ICG California’s network to support the fiber optic network and private line customers.
•
Resolution of disputes with two of our major ILECs and a credit for a billing error from a third ILEC resulted in a reduction in cost of operating revenues for the quarter ended March 31, 2005 of $0.8 million.

Selling, General and Administrative. For the quarter ended March 31, 2005, selling, general and administrative expenses (excluding depreciation and amortization which is stated separately) totaled $22.7 million, a 29% or $5.1 million increase from the $17.6 million for the quarter ended March 31, 2004. The increase is primarily due to:
•
A $2.0 million increase in salary, wages and benefit related expenses. This is primarily the result of an increase in average headcount from approximately 730 employees for the three months ended March 31, 2004 to approximately 800 employees for the three months ended March 31, 2005, due to the growth of our business and the impact of the ICG California acquisition.

•
Additional expenses of $0.9 million for incremental transition expenses related to the integration of assets as a result of the ICG California acquisition. We completed the acquisition of ICG’s California retail and wholesale customers and statewide fiber network on January 1, 2005, and expect to incur additional incremental transition expenses during the second and third quarters of 2005.

•
Additional expenses of $0.8 million pursuant to our transition services agreement with ICG in which certain services related to the acquired operations to ICG California are performed for us by ICG primarily related to billing, collections, provisioning, call center and network support. As these transition services are expected to continue to be provided through the second quarter of 2005, we anticipate incurring additional expenses.

•	A $0.6 million increase in agent commissions as a result of significant revenue growth within the independent agent channel.

Gain on Sale of Assets. Gain on sale of assets was minimal for the quarters ended March 31, 2005 and 2004.

Depreciation and Amortization. For the quarters ended March 31, 2005 and 2004, depreciation and amortization were $5.6 million and $3.9 million, respectively. The additional depreciation and amortization was primarily attributable to the $29.8 million of property and equipment and $3.4 million of intangibles acquired from ICG.

Loss from Operations. Our loss from operations was $2.4 million for the quarter ended March 31, 2005 as compared to $0.5 million for the quarter ended March 31, 2004.

Other Income. We recorded $7.3 million of other income for the quarter ended March 31, 2005. Other income was primarily comprised of $7.2 million related to early termination of our Las Vegas, Nevada switch site lease, net of exit expenses. We expect to apply the cash received ($7.7 million) to the construction of a replacement switch site in Las Vegas during 2005. We did not recognize any other income for the quarter ended March 31, 2004.

Interest Income. Interest income was $0.2 million for the quarter ended March 31, 2005 as compared to $0.1 million for the quarter ended March 31, 2004. Interest income is derived primarily from the investment of cash and cash equivalents, investments available-for-sale, and restricted cash and cash equivalents.

Interest Expense. Gross interest expense was $1.2 million and $0.1 million for the quarters ended March 31, 2005 and 2004, respectively. Interest expense includes commitment fees and interest paid relating to our line of credit and interest on capital lease commitments. The increase is primarily a result of our assumption of capital leases in the ICG California acquisition.

Income (Loss) from Continuing Operations. Primarily as a result of the other income, we generated net income from continuing operations of $3.8 million for the quarter ended March 31, 2005, compared to a net loss from continuing operations of $0.5 million for the quarter ended March 31, 2004.

Net Income (Loss). As a result of the above and (loss) income from discontinued operations, net income was $3.8 million for the quarter ended March 31, 2005 compared to a net loss of $0.3 million for the quarter ended March 31, 2004.

Discontinued Operations

As of March 31, 2005, we have recorded $0.5 million of receivables related to asset sales from discontinued markets. These receivables have been included in other receivables in the consolidated balance sheets and the majority of the balance owed is being held in escrow by a third party escrow agent. No allowance for doubtful accounts for these receivables has been established as we expect to collect all receivables related to our asset sales. We ceased providing transition services as of December 31, 2003. We received a disbursement of $1.0 million from escrow in March 2005 and we expect to receive the remaining $0.5 million, net of expenses chargeable to us, in the second quarter of 2005.

The operating revenues and expenses of our discontinued markets have been classified as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for all periods presented. Loss (income) related to these discontinued markets was as follows for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended
	March 31,	March 31,
	2005	2004
Operating expenses (income)	$32	$(191)
Gain on disposal of assets	—	(50)
(Loss) income from discontinued operations	$(32)	$241

Application of Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying condensed notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in our notes to consolidated financial statements included in our Form 10-K for the year ended December 31, 2004. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates for us include: (i) revenue recognition on services, (ii) allowance for doubtful accounts, (iii) billing from network carriers, (iv) sales and property taxes, (v) deferred income taxes, and (vi) impairment of long-lived assets. For additional discussion of our critical accounting estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2004.

As a result of our recent acquisition of ICG California, we now consider the following a part of our application of critical accounting estimates:

Business Combinations

We account for acquisitions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations”. Accordingly, when a business combination occurs, we allocate the cost of the acquired enterprise to the estimated fair value of the assets acquired and liabilities assumed. Any excess of cost over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. Direct costs of the acquisition are included in the cost of the acquired enterprise, while indirect and general expenses such as salaries and overhead costs are expensed as incurred. Costs of issuing equity securities in connection with business combinations are deducted from the amount of additional paid-in-capital resulting from the issuance.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill is evaluated for impairment at least annually. Other intangible assets consist of customer relationships, internally developed software, trademark and licensing agreements. Customer relationships and internally developed software are amortized using the straight-line method over the estimated useful lives of three years. The trademark was determined to have an indefinite life and is not subject to amortization, but is reviewed at least annually for impairment. License agreements are amortized over their estimated useful lives of five years.

Effects of New Accounting Standards

Share-Based Payment

In April 2005, the effective date of SFAS No. 123 (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” was deferred and will now be effective beginning with the first fiscal year that begins after June 15, 2005, with early adoption encouraged. SFAS No. 123(R) requires all share-based payments to employees, including grants to employee stock options, to be recognized in the financial statements based on their fair values. At this time we cannot yet estimate the effect of adopting SFAS No. 123(R) as we have not yet selected the period of adoption, the method of adoption or an option-pricing model and we have not yet finalized estimates of our expected forfeitures.

Forward Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution the reader that certain statements contained in this report regarding our and/or management’s intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We wish to caution the reader these forward-looking statements are not historical facts and are only estimates or predictions. Actual results, including projections with respect to our future operating performance, may differ materially from those projected as a result of risks and uncertainties including, but not limited to, our ability to retain ICG California customers and increase revenues from the acquired ICG California business, our ability to effectively integrate the ICG California business into our operations, unexpected costs of integrating the ICG California business into our operations, future sales growth, changes in federal or state telecommunications regulations, market acceptance of our product and service offerings, the liquidity of our common stock, our ability to secure adequate financing or equity capital to fund our operations and network expansion, our ability to manage growth and maintain a high level of customer service, the performance of our network and equipment, our ability to enter into strategic alliances or transactions, the cooperation of incumbent local exchange carriers in provisioning lines and interconnecting our equipment, regulatory approval processes, the effect of regulatory decisions on our access charges and operating costs, changes in technology, price competition and other market conditions and risks detailed from time to time in our filings with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use interest rate derivative instruments to manage our exposure to interest rate changes. The interest rate under our line of credit floats with the prime rate and therefore we do have exposure to interest rate changes as a result of our line of credit agreement. As of March 31, 2005, we did not have any outstanding borrowings under the line of credit.

As a result of the ICG acquisition in January 2005, we acquired certain capital leases that have fixed interest rates and as a result we do not have exposure to interest rate changes for those obligations.

Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”). Based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.

(b)
Changes in internal control. There were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation and governmental proceedings in the ordinary course of our business, including some claims that we have asserted against others, in which monetary damages are sought. The result of current or future litigation is inherently unpredictable; however, we do not believe any asserted or pending litigation or governmental proceedings will have a material adverse effect on our financial position, results of operations or cash flows. A description of pending litigation and governmental proceedings is contained in our annual report on Form 10-K for the year ended December 31, 2004. The following updates the discussion in the Form 10-K for developments that have occurred since January 1, 2005.

California

Subsequent to the September 2004 UNE Reexamination which increased the UNE rates that Southwestern Bell Corporation (“SBC”) California may charge competitive local telephone companies, the California Public Utilities Commission (“CPUC”) analyzed the rates further. As a result, on March 22, 2005, the CPUC revised the UNE rates downward by approximately 2%. We do not believe that the revised rates will have a material adverse effect on our business, financial condition or results of operations.

Illinois

Subsequent to the May 2004 UNE rate increase, the Illinois Commerce Commission (“ICC”) opened a proceeding (“Imputation Docket”) to analyze whether the UNE rates charged by SBC Illinois to competitive local telephone companies are competitively fair in light of the rates SBC charges its retail customers. A decision from the ICC is expected by June 30, 2005.

Triennial Review Remand

On February 4, 2005, the FCC issued an Order on Remand (“TRRO”) announcing that it modified the unbundling obligations for ILECs. The FCC clarified and modified the impairment standard adopted in its earlier Triennial Review Order (“TRO”). The revised standard removes under certain circumstances an ILEC’s unbundling obligations with regard to local loops, dedicated transport, and local switching. The removal of local switching as a UNE will not affect us as we own our own switch sites and do not rely on the ILEC. The impairment findings for loops and transport vary based upon the capacity of the loop and availability of competitive alternatives to the ILEC. Based upon the FCC loop and transport criteria, relatively few of our loops and transport will be affected. In response to an FCC request, the ILECs have identified the specific wire centers that they contend will be affected. However, until the supporting data has been analyzed by competitive carriers and state regulatory bodies, a definitive list of wire centers cannot be known with certainty. Also, currently, the FCC is reviewing a Petition to Reconsider and the D.C. Circuit is reviewing an appeal of the TRRO. Therefore, we cannot predict the degree to which the new rules regarding loops and transport will affect us. Regardless of the outcome, we expect to be able to continue to purchase some network elements from competitive local telephone companies at market rates (e.g., transport which is used to connect parts of our network and some high capacity loops). At present, it is not possible to predict how future rates will compare to the current TELRIC rates but it is possible the new rules could adversely affect our cost of doing business by increasing the cost of purchasing or leasing network facilities. The Triennial Review Remand Order will have a significant impact on telecommunications competition, but it is not possible at this time to predict the full extent of its impact upon us or our competition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2005, we acquired ICG Communications, Inc.’s (“ICG”) customer base and certain network assets in California pursuant to an Asset Purchase Agreement, dated October 22, 2004 (the “Agreement”). A portion of the purchase price for these assets was (i) 10,740,030 shares of our common stock (the “Shares”) and (ii) warrants to purchase 2,000,000 shares of our common stock (the “Warrants”). The Warrants are exercisable on or prior to the fifth anniversary of the date of issuance at a strike price of $1.383 per share. The Shares and Warrants were issued to ICG. The issuance of shares of our common stock and warrants to ICG is exempt from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

2.1	Asset Purchase Agreement, dated October 22, 2004, by and among MCCC ICG Holdings, LLC, ICG Communications, Inc., Mpower Holding Corporation and Mpower Communications Corp. (1)
3.1	Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on July 30, 2002. (2)
3.2	Second Amended and Restated By-laws. (2)
3.3	Rights Agreement between Mpower Holding Corporation and Continental Stock Transfer & Trust Company as Rights Agent. (3)
3.4	Certificate of Designation for the Series A Preferred Stock. (4)
3.5	Amendment of Rights Agreement and Certification of Compliance with Section 26 dated March 14, 2005, between Mpower Holding Corporation and Continental Stock Transfer & Trust Company. (5)
4.1	See the Second Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 and the Second Amended and Restated By-laws filed as Exhibit 3.2.
10.1	Subscription Agreement dated January 1, 2005, between MCCC ICG Holdings LLC and Mpower Holding Corporation. (6)
10.2	Investor Rights Agreement dated January 1, 2005, by and among MCCC ICG Holdings LLC, ICG Communications, Inc. and Mpower Holding Corporation. (6)
10.3	First Amendment to Employment Agreement dated February 3, 2005, between Mpower Communications Corp. and Russell A. Shipley. (5)
10.4	Employment Agreement dated February 2, 2005, between Mpower Communications Corp. and Michael Tschiderer. (5)
10.5	Amendment to Retention and Severance Agreement dated January 25, 2005, between Mpower Communications Corp. and Steven Reimer. (5)
10.6	Amendment to Retention and Severance Agreement dated February 4, 2005, between Mpower Communications Corp. and Roger Pachuta. (5)
10.7	Employment Agreement dated February 15, 2005 between Mpower Communications Corp. and James Dole. (5)
10.8	Third Amendment to Lease dated February 10, 2005, between Mpower Communications Corp. and Vista Holdings, LLC. (5)
10.9	Consulting Agreement dated February 18, 2005, between Mpower Communications Corp. and Cassara Management Group, Inc. (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on October 27, 2004.

(2)	Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on July 30, 2002.

(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-K (file No. 000-32941) filed with the Commission on July 16, 2003.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Commission on July 16, 2003.

(5)	Incorporated by reference to Mpower Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

(6)	Incorporated by reference to Mpower Holding Corporation’s Current Report on Form 8-K filed with the Commission on January 6, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPOWER HOLDING CORPORATION

Date: May 10, 2005	By:	/s/ Rolla P. Huff
Rolla P. Huff
Chief Executive Officer and Chairman of the Board

Date: May 10, 2005	By:	/s/ S. Gregory Clevenger
S. Gregory Clevenger
Executive Vice President - Chief Financial Officer