Form 10-Q
period 2005-06-30
MPOWER HOLDING CORP
filed 2005-08-09
CIK 1117042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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
YES ☒ NO ☐

The number of shares outstanding of the issuer's common stock, as of August 3, 2005:

Common stock (par value $0.001 per common share)....91,476,078 shares outstanding

MPOWER HOLDING CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

MPOWER HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PREFERRED AND COMMON SHARE AMOUNTS)
(UNAUDITED)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$22,299	$27,327
Investments available-for-sale	9,841	8,064
Accounts receivable, less allowance for doubtful accounts of $1,651 and $1,375 at June 30, 2005 and December 31, 2004, respectively	12,518	10,140
Other receivables	2,770	3,164
Prepaid expenses and other current assets	3,144	3,060
Total current assets	50,572	51,755
Property and equipment, net	64,315	33,012
Long-term restricted cash and cash equivalents	9,530	9,515
Long-term investments available-for-sale	260	2,041
Goodwill	8,798	—
Intangibles, net of accumulated amortization of $13,866 and $11,072 at June 30, 2005 and December 31, 2004, respectively	4,669	4,367
Other long-term assets	4,623	4,274
Total assets	$142,767	$104,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of capital lease obligations	$749	$—
Accounts payable	13,160	20,462
Accrued sales tax payable	2,436	2,190
Accrued bonus	777	2,508
Deferred revenue	5,197	5,059
Accrued other expenses	16,406	11,756
Total current liabilities	38,725	41,975
Long-term capital lease obligations	23,353	—
Other long-term liabilities	2,244	1,833
Total liabilities	64,322	43,808
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 49,900,000 shares authorized but unissued at June 30, 2005 and December 31, 2004	—	—
Series A preferred stock, 100,000 shares authorized but unissued at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 91,463,484 and 78,570,772 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	91	79
Additional paid-in capital	121,785	104,054
Accumulated deficit	(43,431)	(42,977)
Total stockholders’ equity	78,445	61,156
Total liabilities and stockholders’ equity	$142,767	$104,964

See accompanying condensed notes to unaudited interim consolidated financial statements.

MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT COMMON SHARE AND PER COMMON SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues:
Telecommunication services	$47,262	$38,496	$94,988	$75,649
Operating expenses:
Cost of operating revenues (exclusive of depreciation and amortization shown separately below of $4,077 and $1,964 for the three months ended June 30, 2005 and 2004, respectively, and $7,589 and $3,902 for the six months ended June 30, 2005 and 2004, respectively)	22,120	17,740	43,955	34,128
Selling, general and administrative (exclusive of depreciation and amortization shown separately below of $1,913 and $1,915 for the three months ended June 30, 2005 and 2004, respectively, and $4,002 and $3,878 for the six months ended June 30, 2005 and 2004, respectively)	22,971	18,251	45,701	35,839
Gain on sale of assets, net	(37)	(62)	(46)	(260)
Depreciation and amortization	5,990	3,879	11,591	7,780
	51,044	39,808	101,201	77,487
Loss from operations	(3,782)	(1,312)	(6,213)	(1,838)
Other income (expense):
Interest income	238	77	421	165
Interest expense	(764)	(67)	(1,931)	(133)
Other income (expense)	12	(95)	7,304	(95)
Loss from continuing operations	(4,296)	(1,397)	(419)	(1,901)
Discontinued operations:
(Loss) income from discontinued operations	(3)	(7)	(35)	234
Net loss	$(4,299)	$(1,404)	$(454)	$(1,667)

Basic and diluted (loss) income per common share:
Loss from continuing operations	$(0.05)	$(0.02)	$(0.00)	$(0.02)
(Loss) income from discontinued operations	(0.00)	(0.00)	(0.00)	0.00
Net loss	$(0.05)	$(0.02)	$(0.00)	$(0.02)

Basic and diluted weighted average common shares outstanding	91,441,361	78,417,485	91,386,947	78,369,668

See accompanying condensed notes to unaudited interim consolidated financial statements.

MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net loss	$(454)	$(1,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,591	7,780
Gain on disposal of assets from discontinued operations	—	(50)
Gain on sale of assets, net	(46)	(260)
Bad debt expense	1,052	737
Amortization of investment premiums	71	—
Stock-based compensation expense	—	78
Agent selling expense - warrants	212	41
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,876)	1,727
(Increase) decrease in other receivables	(2,025)	2,527
(Increase) decrease in prepaid expenses and other current assets	(24)	2,137
Increase in other long-term assets	(23)	(328)
Decrease in accounts payable	(4,064)	(5,760)
Decrease in accrued sales tax payable	(358)	(44)
Decrease in accrued other expenses	(1,096)	(2,657)
Net cash provided by operating activities	2,960	4,261
Cash flows from investing activities:
Purchase of property and equipment, net of payables	(7,789)	(1,979)
Deposits on future purchase commitments	(1,349)	—
Proceeds from sale of assets from continuing operations	103	265
Receipt of escrowed amounts from sale of assets from discontinued operations	1,000	500
Purchase of investments available-for-sale, net	(1,067)	—
Sale of investments available-for-sale, net	1,000	—
(Purchase) sale of restricted investments, net	(15)	147
Net cash used in investing activities	(8,117)	(1,067)
Cash flows from financing activities:
Costs associated with line of credit	(262)	—
Costs associated with issuance of common stock	(10)	—
Costs under management agreement with acquired business	(187)	—
Payments on capital lease obligations	(1,964)	(190)
Proceeds from issuance of common stock	2,552	45
Net cash provided by (used in) financing activities	129	(145)
Net (decrease) increase in cash and cash equivalents	(5,028)	3,049
Cash and cash equivalents at beginning of period	27,327	29,307
Cash and cash equivalents at end of period	$22,299	$32,356

MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(IN THOUSANDS)
(UNAUDITED)

Six Months Ended	Six Months Ended
June 30, 2005	June 30, 2004

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired in business acquisition	$46,291	$—
Liabilities assumed in business acquisition	$(29,735)	$—
Common stock issued in business acquisition	$14,070	$—
Warrants issued in business acquisition	$1,246	$—
Accrued costs associated with business acquisition	$88	$—
Property and equipment purchased under capital leases	$64	$—
Net payable related to purchase of property and equipment	$2,444	$749
Supplemental cash flow information:
Cash paid for interest	$131	$68

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

The consolidated balance sheet at December 31, 2004 included herein was derived from the audited consolidated financial statements of the Company.

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

The results of operations for the three and six months ended June 30, 2005 and cash flows for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for other interim periods or for the year ending December 31, 2005.

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation.

Effects of New Accounting Standards

Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143, " which clarifies the term "conditional asset retirement obligation" used in FASB No. 143 "Accounting for Asset Retirement Obligations" and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to adopt FIN 47 no later than December 31, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its consolidated results of operations and financial condition.

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

Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). SFAS No. 154 requires that all voluntary changes in accounting principles be recognized as a retroactive restatement of all periods presented except when retroactive restatement is impracticable. In addition, SFAS No. 154 also requires that a change in depreciation method be accounted for as a change in accounting estimate that is affected by a change in accounting principle, which would be accounted for in the period of change if the change affects that period and also in future periods if the change affects both the period of change and future periods. SFAS No. 154 further eliminates paragraph 4 of APB 20, which specifies that APB 20 does not apply to changes made to comply with new pronouncements. This Statement will require that any change in an accounting principle made as a result of adopting a new pronouncement be reported following the same guidance as that for voluntary changes in accounting principles unless the new pronouncement's transition provisions require another method. SFAS No. 154 is effective for years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 will have a material impact on its consolidated results of operations and financial condition.

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

Had compensation cost for the employee stock options been determined consistent with SFAS No. 123, the Company’s results from operations would approximate the following pro forma amounts for the three and six months ended June 30, 2005 and 2004 (in thousands, except per common share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net loss, as reported	$(4,299)	$(1,404)	$(454)	$(1,667)
Add: Stock-based compensation expense included in reported net loss, net of related income tax effects	—	39	—	78
Deduct: Total stock-based compensation expense to be determined under a fair value based method for all awards, net of related income tax effects	(463)	(451)	(2,516)	(2,757)
Pro forma net loss	$(4,762)	$(1,816)	$(2,970)	$(4,346)

Basic and diluted net loss per common share, as reported	$(0.05)	$(0.02)	$(0.00)	$(0.02)
Basic and diluted net loss per common share, pro forma	$(0.05)	$(0.02)	$(0.03)	$(0.06)

Pro forma amounts for the three and six months ended June 30, 2004 have been restated from figures previously reported as a result of an error in the vesting periods utilized for disclosure purposes and adjustments made to properly reflect compensation expense under SFAS No. 123. For the three months ended June 30, 2004, such adjustments decreased the pro forma stock-based compensation expense determined under a fair value based method by $0.5 million and pro forma basic and diluted net loss per common share by $0.01. For the six months ended June 30, 2004, such adjustments increased the pro forma stock-based compensation expense determined under a fair value based method by $1.1 million and pro forma basic and diluted net loss per common share by $0.02.

(3) ACQUISITION

On January 1, 2005, the Company completed the acquisition of ICG’s retail and wholesale customers in California; a 1,412 route mile state-wide fiber ring and 915 route miles of metropolitan fiber rings which connect 128 commercial buildings across major cities in California (“ICG California”), along with certain network assets and assumed certain liabilities related to those assets (the “Business”) pursuant to an Asset Purchase Agreement (“Agreement”) dated October 22, 2004 by and among MCCC ICG Holdings, LLC (“MCCC”), ICG and the Company. MCCC is a joint venture between Columbia Capital and M/C Venture Partners. ICG is a Denver-based nationwide communications provider focused on delivering data and voice services to corporate customers, Internet service providers and telecommunication carriers using a network that it owned and operated. It was a publicly held company until October 18, 2004 when it became a private entity through a merger transaction. As a result of this merger, MCCC owns 100% of the voting stock of ICG.

The Company purchased these assets for $16.6 million excluding liabilities assumed, comprised of (i) $14.1 million in the form of 10,740,030 shares of the Company’s common stock, (ii) $1.2 million in the form of warrants dated January 1, 2005, to purchase another 2,000,000 shares of the Company’s common stock exercisable on or prior to the fifth anniversary of the date of issuance at an exercise price of $1.38 per share and (iii) $1.3 million of direct acquisition costs. The Company also assumed certain of ICG’s capital lease obligations in California, including its long-term leases for its fiber network, which had a fair value of $26.0 million as of January 1, 2005. The $14.1 million value of 10,740,030 shares of common stock was determined using an average stock price of $1.31 utilizing stock prices three days before and three days after the day the acquisition was announced. The fair value of the warrants was determined using the Black-Scholes method, with the following assumptions: dividend yield of 0%; expected warrant life of 5 years; risk free interest rate of 3.35%; and an expected volatility of 57%.

MCCC received one seat on the Company’s board of directors as a result of this transaction. In connection with the acquisition, Columbia Capital and M/C Venture Partners, through their ownership of MCCC, invested $2.5 million in cash for an additional 1,988,894 shares of the Company’s common stock on January 5, 2005.

The ICG transaction described above involved a management services agreement and a transition services agreement that maintained the continuity of the ICG operations in California and prepared for the transfer of required business functions to the Company. Under the management services agreement, the Company is to reimburse ICG for the cost of specific services provided by ICG on the Company’s behalf between the date the definitive agreement was signed (October 22, 2004) and final closing (January 1, 2005). As of June 30, 2005, the Company recognized direct acquisition costs of $0.5 million for services and fees incurred under the management services agreement. The agreement also provided that the operating results of ICG’s California operations accrued to the benefit of the Company during the period of the agreement. During this period, ICG’s California operations generated operating income of $0.3 million, which has been recorded as an offset to the gross direct acquisition costs the Company incurred under the management services agreement. The Company has recorded additional direct acquisition costs of $1.1 million primarily for legal and consulting fees incurred in connection with the ICG California acquisition. The $1.3 million of net direct acquisition costs described above has been included as a component of the purchase price in accordance with SFAS No. 141, “Business Combinations.”

Commencing on the transaction closing date, January 1, 2005, certain services are being provided by ICG to the Company under a transition services agreement. Such services are expected to continue through the third quarter of 2005 and the cost incurred for such services is included in the Company’s results of operations. For the three and six months ended June 30, 2005, the Company incurred $0.6 million and $1.4 million, respectively, of expense under the transition services agreement, primarily related to accounting, billing, collections, provisioning, call center and network support services performed by ICG on the Company’s behalf, which are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

At June 30, 2005, approximately $2.1 million of cash has been received by ICG from customer payments on behalf of the Company, which amounts are to be remitted to the Company under the terms of the transition services agreement. This amount is recorded on the accompanying consolidated balance sheets in other receivables and is expected to be received by the Company in the third quarter of 2005, net of amounts due to ICG under the transition services agreement and other operating expenses paid on behalf of the Company by ICG.

The Company retained independent appraisers to assist in determining the fair value of certain assets acquired and liabilities assumed as required under SFAS No. 141, “Business Combinations.” The final valuation was completed in the second quarter of 2005 and resulted in adjustments consisting of changes from initially estimated fair values as of January 1, 2005. At June 30, 2005, certain components of purchase accounting are still considered to be preliminary and represent management’s best estimate of current values, which are subject to revision. The following table summarizes the adjustments made to the estimated fair values of the assets acquired and liabilities assumed as of January 1, 2005 (in thousands):

Assets Acquired	Initial Estimate	Adjustments	Revised Estimate
Accounts receivable	$1,526	$—	$1,526
Other receivables	301	(40)	261
Prepaid expenses and other current assets	55	5	60
Property and equipment	29,771	2,528	32,299
Goodwill	5,301	3,497	8,798
Other intangibles	3,420	(324)	3,096
Other long-term assets	255	(4)	251
Total assets acquired	40,629	5,662	46,291

Liabilities Assumed
Current maturities of capital lease obligations	2,077	572	2,649
Deferred revenue	1,526	87	1,613
Accrued other expenses	1,652	54	1,706
Long-term capital lease obligations	19,105	4,248	23,353
Long-term deferred revenue	—	78	78
Asset retirement obligations	336	—	336
Total liabilities assumed	24,696	5,039	29,735

Total purchase price (exclusive of liabilities assumed)	$15,933	$623	$16,556

Commencing on January 1, 2005, the results of operations for the Business have been included as part of the accompanying consolidated financial statements of the Company. The following unaudited pro forma financial information represents the combined results of operations for the Company and ICG California for the three and six months ended June 30, 2004, assuming that the ICG California acquisition had occurred as of January 1, 2004, after giving effect to certain adjustments including depreciation and amortization expense, interest expense and the issuance of common stock and warrants. These pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the results that may occur in the future or that would have occurred had the acquisition occurred during the prior year (in thousands, except common share and per common share data):

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
	(pro forma)

Operating revenue	$48,376	$98,866
Net loss	$(6,641)	$(10,382)
Basic and diluted net loss per common share	$(0.07)	$(0.12)

Basic and diluted weighted average common shares outstanding	89,157,515	89,050,687

(4) INVESTMENTS

The Company’s short-term and long-term investments consist of investment-grade debt securities which are recorded at fair value and classified as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Interest and amortization of premiums for available-for-sale securities have been included in interest income for the three and six months ended June 30, 2005. The Company recorded proceeds from the sale of investments available-for-sale of $0.5 million and $1.0 million for the three and six months ended June 30, 2005, respectively. The Company does not hold these investments for speculative or trading purposes. As of June 30, 2005 no securities were impaired under the provisions of Emerging Issues Task Force (“EITF”) 03-1.

The fair value of investments available-for-sale as of June 30, 2005 and December 31, 2004 were as follows (in thousands):

	June 30,	December 31,
	2005	2004
Short-term investments:
Auction rate securities	$6,200	$6,150
Certificates of deposit	240	—
Corporate bonds	1,875	1,396
U.S. government agency notes	1,526	518
Total short-term investments	$9,841	$8,064

Long-term investments:
U.S. government agency notes	$—	$1,032
Corporate bonds	260	1,009
Total long-term investments	$260	$2,041

(5) PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2005	2004
Buildings and property	$1,716	$1,716
Telecommunication and switching equipment	60,195	33,968
Leasehold improvements	7,055	6,892
Fiber optic network	12,033	—
Computer hardware and software	9,010	7,638
Office equipment and other	3,157	2,722
Assets held for future use	3,625	3,296
	96,791	56,232
Accumulated depreciation and amortization	(35,899)	(27,206)
	60,892	29,026
Construction in progress	3,423	3,986
Net property and equipment	$64,315	$33,012

Included in the table is $32.3 million of property and equipment acquired as a result of the ICG California acquisition, discussed in Note 3. Depreciation expense for the three months ended June 30, 2005 and 2004 was $4.6 million and $2.7 million, respectively, and for the six months ended June 30, 2005 and 2004, depreciation expense was $8.8 million and $5.5 million, respectively.

Assets held for future use are directly related to the recovery of switch and collocation equipment from markets cancelled or exited, primarily during 2002 and 2001, and continued network enhancements which are expected to be re-deployed throughout the Company's remaining operating markets. These assets continue to be depreciated and the net book value at each of June 30, 2005 and December 31, 2004 was $1.4 million.

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

Intangible assets consist of the following (in thousands):
	June 30, 2005	December 31, 2004
Customer relationships	$16,301	$13,745
Internally developed software	340	—
Product licensing agreement	200	—
Less: accumulated amortization	(13,866)	(11,072)
	2,975	2,673
Trademark	1,694	1,694
Intangibles, net	$4,669	$4,367

Included in the table above are $3.1 million of intangible assets acquired as a result of the ICG California acquisition, as discussed in Note 3. Of that total amount, approximately $2.6 million was assigned to customer relationships, which have an estimated useful life of 3 years. Of the remainder, $0.3 million was assigned to software and $0.2 million was assigned to a product licensing agreement, which have estimated useful lives of 3 years and 5 years, respectively.

Goodwill of $8.8 million also resulted from the ICG California acquisition as discussed in Note 3, and was determined based on purchase accounting standards as the excess of the purchase price including liabilities assumed over the fair value of identifiable assets acquired.

Amortization expense related to customer relationships, software and the product licensing agreement for the three months ended June 30, 2005 and 2004 was $1.4 million and $1.1 million, respectively, and for the six months ended June 30, 2005 and 2004, amortization expense was $2.8 million and $2.3 million, respectively. The trademark was determined to have an indefinite life and is not subject to amortization.

Estimated amortization expense for each of the next five years ending December 31, consists of the following (in thousands):

Remaining 2005	$885
2006	1,005
2007	1,005
2008	40
2009	40
$2,975

(7) OTHER LONG-TERM ASSETS

Other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2005	2004

Deposits on operating leases	$1,457	$1,095
Deposits on purchase commitments	1,349	—
Deferred installation costs	1,088	1,101
Prepaid insurance	461	572
Other	268	396
Direct acquisition costs	—	1,110
Other long-term assets	$4,623	$4,274

During June 2005, the Company entered into an asset purchase agreement with IDACOMM, a subsidiary of IDACORP, Inc., to acquire four strands of dark fiber within a fiber network that IDACOMM is currently constructing in Las Vegas, Nevada. The total purchase commitment for this fiber network is $2.5 million, of which $1.3 million was paid as a deposit as of June 30, 2005. IDACOMM may transfer individual segments of the fiber network to the Company as each identifiable segment is completed and accepted. As of June 30, 2005, the Company has not accepted any individual segments of the fiber network. Accordingly, the $1.3 million deposit has been included within “Deposits on purchase commitments” in the above table of other long-term assets.

As of December 31, 2004, other long-term assets included $1.1 million of direct acquisition costs incurred by the Company in preparation for the ICG acquisition. In January 2005, the direct acquisition costs were included as a component of the purchase price for the ICG acquisition, as discussed in Note 3.

(8) LINE OF CREDIT

The Company’s agreement with a lending institution provides the Company with a revolving line of credit facility of up to $7.5 million, secured by certain customer accounts receivable. The agreement expires on January 24, 2006. This credit facility bears an interest rate equal to the prime lending rate plus two percent (2%) per annum. At June 30, 2005, the Company had $7.5 million in availability under this agreement. Interest expense related to the line of credit (consisting of the allocable portion of the annual commitment fee) was $0.1 million for the three months ended June 30, 2005 and 2004 and $0.1 million for the six months ended June 30, 2005 and 2004. The Company has not borrowed under the line of credit during 2005 and has no outstanding balance as of June 30, 2005.

(9) CAPITAL LEASE OBLIGATIONS

Capital lease obligations consist of the following (in thousands):

June 30,
2005
Capital lease obligations	$24,102
Less current portion	(749)
$23,353

The following is the leased property under capital leases by major classes (in thousands):

June 30,
2005
Fiber optic network	$8,033
Office equipment and other	64
8,097
Less: accumulated depreciation	(282)
$7,815

Pursuant to the acquisition of ICG California in January 2005, discussed in Note 3, the Company assumed certain capital leases of ICG, including its long-term leases for its fiber network, which had a fair value of $26.0 million as of January 1, 2005 utilizing an implicit interest rate of 15%. The capital lease obligations have terms that range from 2 to 16 years. The following table shows the future minimum lease payments under capital leases for each of the next five years ending December 31 and periods thereafter (in thousands):

Remaining 2005	$2,325
2006	4,032
2007	4,004
2008	4,004
2009	3,986
Thereafter	43,791
Total minimum lease payments	62,142
Less: amounts representing interest	(38,040)
Net present value of capital lease obligations	$24,102

(10) ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

The telecommunications and data equipment the Company has acquired from ICG is located in various leased facilities. In some cases, the Company has contractual obligations to remove the assets associated with these lease agreements upon termination of the agreements. SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred. Accordingly, as part of the opening balance sheet for the ICG California acquisition, the Company has recorded a liability and asset for the present value of the estimated future exit costs associated with the related asset retirement obligations, which have been recorded within other long-term liabilities and property and equipment, respectively, in the consolidated balance sheet. The liability was established by calculating the present value of the asset retirement obligation using a discount rate over a period which is representative of the estimated useful life of the related assets. Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense.

The following table is a reconciliation of the beginning and ending asset retirement obligations (in thousands):

Balance as of December 31, 2004	$—
Recognition of liability at January 1, 2005	336
Accretion	31
Balance as of June 30, 2005	$367

The asset retirement obligations and associated assets are estimated based on several assumptions. If information becomes known that is different than the assumptions in use, revisions will be made using the more precise information. If actual results differ from the assumptions used, the amount of the obligations will differ, perhaps significantly, from the amounts reflected in the accompanying consolidated financial statements.

(11) COMMITMENTS AND CONTINGENCIES

Lease Obligations and Purchase Commitments

In the ordinary course of business, the Company enters into purchase agreements with its vendors. As of June 30, 2005, the Company had total unfulfilled commitments with vendors of $8.5 million. Included in this amount is the remaining $1.2 million purchase commitment with IDACOMM, as discussed in Note 7. The Company also has various agreements with certain carriers for transport, long distance and other network services. At June 30, 2005, the Company’s minimum commitment under these agreements is $20.2 million, which expire through December 2026.

On January 1, 2005, the Company experienced significant changes in its real estate operating lease obligations in connection with the acquisition of ICG California, discussed in Note 3. At June 30, 2005, the Company had $9.4 million of remaining operating lease obligations assumed from ICG, which expire through March 2010.

Additionally, on February 10, 2005, the Company entered into an amendment to its Las Vegas, Nevada switch site lease. In consideration for the Company’s agreement to accelerate the expiration date of the lease to an earlier date, the landlord paid the Company $7.7 million in cash and agreed to $0.3 million in rent abatement from February 1, 2005 through the lease expiration at June 30, 2006. The cash was received in February 2005. This $8.0 million settlement, net of $0.8 million of estimated costs to exit the facility, has been included in other income in the consolidated statement of operations for the six months ended June 30, 2005. The impact of this early termination of the existing lease as of June 30, 2005, reduced the Company’s lease obligations by approximately $0.9 million and changed the lease expiration date from August 2011 to June 2006. The Company entered into a lease for a new switch site with a third party during the second quarter of 2005. Over the next four to five quarters, the Company expects to use a portion of the $7.7 million one-time payment to construct a new switch facility in the Las Vegas market and to cover exit costs related to the existing switch site.

Included in the table below are obligations for continuing operations as of June 30, 2005 (in thousands):

	2005	2006	2007	2008	2009	Thereafter
Operating lease obligations	$3,929	$7,669	$6,635	$4,748	$3,628	$3,557
Circuit lease obligations	4,014	6,826	4,256	1,537	462	3,104
Purchase commitments	7,225	1,255	—	—	—	—
Total	$15,168	$15,750	$10,891	$6,285	$4,090	$6,661

As provided in the asset sale agreements for the Company’s discontinued markets sold to third parties in 2003, the purchasers of these assets assumed the liabilities associated with the markets acquired. However, the Company remains contingently liable for several of the obligations in these markets. The Company is guarantor of future lease obligations with expirations through 2015. The guarantees arose from the assignment of leases resulting from the asset sales. The Company is fully liable for all obligations under the terms of the leases in the event that the assignee fails to pay any sums due under the lease. The remaining maximum potential amount of future payments the Company could be required to make under the guarantees at June 30, 2005 was $8.6 million. No payments have been made to date and none are expected to be required to be made in the future. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” the fair value of these obligations is limited and accordingly no liability was recorded on the Company’s consolidated balance sheet at June 30, 2005 or December 31, 2004.

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

The Company was party to an equipment lease dispute that resulted in claims being made against the Company and certain of its subsidiaries. On November 1, 2002, the plaintiff initiated the first of several actions against the subsidiary in the Circuit Court of St. Louis County, Missouri, and also filed actions in the U.S. Bankruptcy Court for the District of Delaware for recovery of claimed damages. Subsequent to June 30, 2005, a settlement was reached for all legal actions. The contingent liability reserve for this matter recorded in accrued other expenses on the consolidated balance sheets as of June 30, 2005 reflects the amount ultimately expected to be paid by the Company in the third quarter of 2005 as per the settlement reached. The $0.6 million difference between the estimated liability previously recorded and the settlement amount to be paid by the Company in the third quarter of 2005 is reflected as a reduction of selling, general and administrative expense on the consolidated statements of operations for the three and six months ended June 30, 2005.

Interconnection Agreements

In the ordinary course of business, the Company has negotiated interconnection agreements with SBC Corp. (with its California and Illinois subsidiaries), Sprint Nevada and Verizon California in each of the markets in which it operates. All of these agreements expired in 2004. While the parties negotiate new agreements, the existing terms and conditions of these agreements continue in full force and effect. These agreements specify the terms and conditions under which the Company leases unbundled network elements (“UNEs”) including type of UNE, price, delivery schedule, and maintenance and service levels. The Company has no minimum purchase obligations and pays for only those UNEs it orders and receives. While the Company has no performance requirements imposed upon it, the incumbent carriers must perform at specified levels (generally at a parity level with the same services provided to the incumbent's retail customers). To the extent the services of the local exchange carriers are used, the Company and its customers are subject to the quality of service, equipment failures and service interruptions of the local exchange carriers.

The Company is dependent on the cooperation of the incumbent local exchange carriers to provide service for the origination and termination of its local and long distance traffic. Historically, charges for these services have made up a significant percentage of the overall cost of providing these services. The Company incurs costs through the use of services agreed to in the interconnection agreements. The costs are recognized in the period in which the service is delivered and are included as items within cost of operating revenues. From time to time the carriers present inaccurate bills, which the Company disputes and ultimately settles in the normal course of business.

Sales Tax and Property Tax Reserves

The Company maintains reserves for estimated exposure for various sales and use taxes that taxing jurisdictions may claim as being owed due to interpretations of state and local regulations as well as for positions taken related to the underlying taxable base of capital expenditures made in the past by the Company. Similarly, reserves are maintained for positions taken on the assessment basis used to pay certain property taxes to various state and local taxing jurisdictions. The Company believes that all such reserves are appropriately recorded in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” at June 30, 2005.

(12) STOCKHOLDERS’ EQUITY

The Company maintains a warrant program which makes available to independent sales agents hired by the Company warrants to purchase shares of the Company’s common stock, with the number of warrants to be granted based on the increase in baseline sales performance achieved by these independent sales agents. For the three and six months ended June 30, 2005, the Company issued warrants to purchase 154,053 and 352,838 shares of common stock through this program with a weighted average exercise price of $1.52 and $1.54 per common share, respectively. These warrants are exercisable at any time and expire three years from the issuance date. For the three and six months ended June 30, 2005, $0.1 million and $0.2 million of agent selling expense was recognized, respectively, as a result of the issuance of these warrants. Agent selling expense is included as a component of selling, general and administrative expenses in the consolidated statements of operations. The amount of expense recognized was determined using the Black-Scholes method to calculate fair market value, with the following assumptions: dividend yield of 0%; expected warrant life of 3 years; risk free interest rate ranging from 3.39% to 3.91%; and an expected volatility ranging from 52% to 55%.

During May 2005, the Company filed with the Securities and Exchange Commission a registration statement on Form S-3 for the benefit of ICG and MCCC as the selling stockholders under the registration statement. The registration statement was declared effective by the SEC on May 13, 2005. The registration statement was required to be filed by the terms of the asset purchase agreements and related agreement entered into as a part of the ICG California acquisition, as discussed in Note 3. The selling stockholders may offer the shares of the Company’s common stock registered by the prospectus. The registration statement covers the possible resale of (A) 1,988,894 shares of common stock issued pursuant to the terms of a Subscription Agreement, dated as of January 1, 2005, by and between the Company and MCCC, (B) 10,740,030 shares of common stock issued pursuant to the terms of an asset purchase agreement, dated as of October 22, 2004, by and among the Company, MCCC and ICG and (C) 2,000,000 shares of common stock issuable upon exercise of warrants issued pursuant to the asset purchase agreement. The Company will not receive any of the proceeds from the sale of the common shares pursuant to the registration statement.

(13) DISCONTINUED OPERATIONS

As of June 30, 2005, the Company has recorded a $0.5 million receivable related to asset sales from discontinued markets. This receivable has been included in other receivables in the consolidated balance sheets and the majority of the balance owed is being held in escrow by a third party escrow agent. No allowance for doubtful accounts for these receivables has been established as the Company expects to collect all asset sales receivables. The Company received a disbursement of $1.0 million from escrow in March 2005 and expects to receive the remaining $0.5 million, net of expenses chargeable to the Company, before the end of 2005.

The operating revenues and expenses of the Company’s discontinued markets have been classified as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for all periods presented. (Loss) income related to these discontinued markets was as follows for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Operating revenues	$—	$1	$—	$3
Operating expenses (income)	3	8	35	(181)
Gain on disposal of assets	—	—	—	(50)
(Loss) income from discontinued operations	$(3)	$(7)	$(35)	$234

(14) LOSS PER COMMON SHARE

SFAS No 128, "Earnings Per Share," requires the Company to calculate its income (loss) per common share based on basic and diluted income (loss) per common share, as defined. Basic and diluted loss per common share for the three and six months ended June 30, 2005 and 2004 was computed by dividing the loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For the three and six months ended June 30, 2005 and 2004, the Company incurred losses from continuing operations. As a result of the losses, as of June 30, 2005 and 2004, the Company had 26,061,999 and 20,454,181 options and warrants, respectively, which were convertible into common shares outstanding that were not included in the calculation of diluted loss per common share because the effect would be antidilutive.

The following table summarizes the calculation of basic and diluted loss per common share (in thousands, except common share and per common share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Basic and diluted loss per common share
Loss from continuing operations	$(4,296)	$(1,397)	$(419)	$(1,901)
(Loss) income from discontinued operations	(3)	(7)	(35)	234
Net loss	$(4,299)	$(1,404)	$(454)	$(1,667)

Weighted average common shares outstanding	91,441,361	78,417,485	91,386,947	78,369,668

Basic and diluted loss from continuing operations per common share	$(0.05)	$(0.02)	$(0.00)	$(0.02)
Basic and diluted (loss) income from discontinued operations per common share	(0.00)	(0.00)	(0.00)	0.00
Basic and diluted net loss per common share	$(0.05)	$(0.02)	$(0.00)	$(0.02)

(15) OPERATING SEGMENTS

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

Products and Services

The Company classifies its products and services offered by Communications into various revenue categories as shown in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Plain old telephone service/DSL	$20,545	$21,536	$41,761	$43,497
T1 based products and services	14,364	8,205	28,023	15,530
Private lines	4,246	—	8,590	—
Long distance and other usage	5,045	3,843	9,882	7,328
Switched access	3,062	4,912	6,732	9,294
Total operating revenue	$47,262	$38,496	$94,988	$75,649

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

Executive Summary - an executive review of our performance for the three and six months ended June 30, 2005.

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

Results from Continuing Operations - an analysis of our results of operations for the three and six months ended June 30, 2005 and 2004, including a review of the material items and known trends and uncertainties.

Discontinued Operations - an analysis of our discontinued operations for the three and six months ended June 30, 2005.

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

Executive Summary

During the second quarter of 2005, we substantially completed the integration of ICG’s California customer base and network into our business. Even with the significant focus on integration, we achieved continued growth in our core customer revenue, which consists of revenue from the sale of data and voice services, accounting for 94% of our total operating revenue this quarter. With the vast majority of the integration of ICG completed, we look to obtain the benefit from the network and operational synergies of this acquisition in future quarters. We also continue to make progress on the build-out of our Las Vegas fiber network, which should begin to provide additional cost benefits and sales opportunities for all our sales channels in the first quarter of 2006.

Our total operating revenue for the second quarter of 2005 was $47.3 million, down slightly from the first quarter of 2005 due to expected reductions in switched access revenue. Our second quarter 2005 operating revenue reflected a 23% increase over the second quarter of 2004. Core customer revenue, which consists of revenue from the sale of data and voice services, was $44.2 million in the second quarter of 2005, compared to $44.1 million in the first quarter of 2005 and a 32% increase over the second quarter of 2004. Total operating revenue and core customer revenue for the second quarter of 2004 does not include revenue from the ICG California customer base acquired on January 1, 2005.

Gross margin was $21.1 million in the second quarter of 2005, $22.4 million in the first quarter of 2005 and $18.8 million in the second quarter of 2004.

Selling, general and administrative (SG&A) expenses from continuing operations, excluding depreciation and amortization, were $23.0 million in the second quarter of 2005, level with SG&A expenses in the first quarter of 2005 and 26% higher than the second quarter of 2004. Our SG&A includes $1.2 million of incremental transition expenses related to the acquisition of the ICG California assets.

Our loss from operations was $3.8 million in the second quarter of 2005, as compared to a $2.4 million loss from operations in the first quarter of 2005, and a $1.3 million loss from operations in the second quarter of 2004. We recorded a net loss of $4.3 million in the second quarter of 2005 compared to $3.8 million of net income in the first quarter of 2005 and a net loss of $1.4 million in the second quarter of 2004. Our net income in the first quarter of 2005 and our net loss for the six months ended June 30, 2005 were positively impacted by other income of $7.3 million, $7.2 million of which was related to a one-time payment we received from a casino operator in Las Vegas in exchange for our agreement to vacate our switch site so that they can build a new casino on the site.

Capital expenditures in the second quarter of 2005 were $3.5 million, $1.2 million of which was related to the integration of ICG California. We ended the quarter with approximately $32.4 million in unrestricted cash, cash equivalents and investments available-for-sale, as compared to $37.8 million at the end of the first quarter of 2005.

Additional highlights:

•
Our first half of 2005 has been focused on completing the integration of ICG California, including the integration of new personnel, billing systems, and the network operations center and customer care processes.

•
In addition, to support new opportunities in our wholesale private line business, we have been working to turn up and have fully operational in the fourth quarter 2005 a new soft switch in the Los Angeles market.

•
In June 2005 we adjusted our revenue forecast for 2005 and 2006 due to increased revenue churn in April and May 2005 from the recent acquisition of ICG’s California business, as well as continued shortfalls to our plan in the number of sales people who carry a quota and delays in UNE-P wholesale opportunities.

•
During the second quarter of 2005, we have continued to achieve growth and increase our installed customer revenue, while transitioning a substantial amount of revenue from the nine Lucent switches that ICG California had to our four California-based Nortel DMS-500 switches.

•
By completing the switch conversions, we believe we are in a better position to begin to realize more network and operating synergies than our current gross margin reflects. We expect to see gross margin improvement in the remaining six months of 2005, as we realize acquisition synergies.

•	We also expect to implement price increases on some product categories that we expect will translate into margin improvement.

•
We have already completed much of the ICG California integration as we can now process orders, bill customers, monitor networks, and flow traffic through our systems. We will continue with data cleanup over the next two quarters, but we are now ready to begin to eliminate duplicate network expense and the transition services we have been paying to ICG.

•
We expect to be able to begin turning down certain leased backbone circuits in Las Vegas and converting them to our owned fiber in the first quarter 2006. We expect that this will have a positive impact on our gross margin, as well as open up a new opportunity for our wholesale and retail sales and marketing efforts.

•
The mix of our business continues its evolution to a facilities based T1 platform. Plain old telephone service (“POTS”) and DSL based recurring customer revenue streams decreased by approximately 3% for the quarter ended June 30, 2005 as compared to the quarter ended March 31, 2005, while higher margin T1 based recurring customer revenue has increased 3.3% during the same period. For the quarter ended June 30, 2005, recurring POTS and DSL customer revenue has decreased 4.0% from the quarter ended June 30, 2004 while T1 based recurring customer revenue has increased 128%.

•
We ended the second quarter with 145 sales people who carry a quota compared with 123 sales people at the end of the first quarter 2005. We have expanded both recruiting and training resources since the end of the first quarter 2005, and we have expanded sales engineering and product marketing resources to provide more support to our sales organization in an effort to continue to improve productivity.

•
We will continue to closely manage SG&A and headcount levels. Total headcount has increased by approximately 16% over the quarter ending June 30, 2004, while customer revenue has increased 32% and total revenue has increased 23%. Of the 120 net employee additions, 43 have been in sales and marketing, 29 have been in network services to support our new fiber networks and larger business, and 43 in provisioning and customer services primarily to support the substantial growth we are experiencing in the T-1 and trunking platforms. Our remaining headcount has increased by five people since June 30, 2004. We expect to see continued reductions in provisioning headcount associated with POTS services reflecting the evolution of our business.

•
We continue to believe that real value creation opportunity exists in industry consolidation. We believe we are well positioned to leverage our assets to create substantial value by consolidating with other competitive providers in the markets in which we operate. We believe consolidation represents our largest value creation opportunity for us and for our competitors.

•
While we will always work to grow and optimize our core business, we believe it is imperative to stay positioned to create value in future consolidations. We expect to do that by continuing our network strategy, continuing to maintain our strong financial position, and continuing to operate against a business model that does not excessively spend cash on capital expenditure and debt service.

Company Overview

We were one of the first facilities-based competitive local telephone companies founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. Today, we offer local and long distance voice services as well as high-speed Internet access and IP telephony by way of a variety of broadband product and service offerings over our own network of collocations, switches and fiber network. On January 1, 2005, we acquired certain assets of ICG in California. The assets acquired include ICG’s customer base and certain network assets in California, including a 1,412 route mile state-wide fiber ring and 915 miles of metropolitan fiber rings that connect 128 commercial buildings. All of our services are offered through our wholly-owned subsidiary, Mpower Communications Corp. (“Communications”) primarily to small and medium-sized business customers in all of our markets and residential customers primarily in the Las Vegas market. Our markets include Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois.

As a facilities-based provider, we own and control a substantial amount of our network infrastructure. Our network reaches across 297 central office collocation sites. In April 2004, we began selling T1 services to customers using facilities that do not directly connect to these collocation sites. We refer to this as “off-network.” Having off-network facilities increases the number of our potential customers. Both the addition of the ICG California assets in January 2005, including a statewide SONET-based fiber network in California and the June 2005 agreement to purchase a 141 route mile fiber network with three survivable rings in Las Vegas will add to our deep collocation and switching infrastructure. These network additions allow us to offer new products such as private line, accelerate our speed-to-market with IP Centrex capabilities, including VOIP, position us as a strong player in the wholesale market, and reduce our reliance on the ILECs.

As of August 2005, we have approximately 860 employees. We have established working relationships with Verizon, Sprint, and SBC (including its operating subsidiaries PacBell and Ameritech).

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

ICG California Acquisition

On January 1, 2005, we completed the acquisition of certain assets and assumption of certain liabilities of ICG in California. The assets acquired include ICG’s customer base and certain network assets in California, including a 1,412 route mile state-wide fiber ring connecting major cities in California. We have already integrated most of ICG California’s key operations into ours and expect to fully integrate the ICG California assets with our business during the remainder of 2005.

We purchased these assets for $16.6 million excluding liabilities assumed, comprised of (i) $14.1 million in the form of 10,740,030 shares of our common stock, (ii) $1.2 million in the form of warrants dated January 1, 2005, to purchase another 2,000,000 shares of our common stock exercisable on or prior to the fifth anniversary of the date of issuance at an exercise price of $1.38 per share and (iii) $1.3 million of direct acquisition costs. We also assumed certain of ICG’s capital lease obligations in California, including its long-term leases for its fiber network. These leases had a fair value of $26.0 million. The $14.1 million value of 10,740,030 shares of common stock was determined using a stock price of $1.31 utilizing stock prices three days before and three days after the date the acquisition was announced. The fair value of the warrants was determined using the Black-Scholes method, with the following assumptions: dividend yield of 0%; expected warrant life of 5 years; risk free interest rate of 3.35%; and an expected volatility of 57%.

Upon completion of the ICG California acquisition on January 1, 2005, consideration was paid and we took title to that business. We have retained independent appraisers to assist us in determining the fair value of certain assets and liabilities acquired as required under SFAS No. 141, “Business Combinations.” The valuation was completed in the second quarter of 2005 which resulted in adjustments consisting of changes from initially estimated fair values as of January 1, 2005. At June 30, 2005, certain components of purchase accounting are still considered to be preliminary and represent management’s best estimate of current values, which are subject to revision. The following are the adjustments made to the estimated fair value of assets acquired and liabilities assumed as of the closing date (in millions):

Assets Acquired	Initial Estimate	Adjustments	Revised Estimate
Accounts receivable	$1,526	$—	$1,526
Other receivables	301	(40)	261
Prepaid expenses and other current assets	55	5	60
Property and equipment	29,771	2,528	32,299
Goodwill	5,301	3,497	8,798
Other intangibles	3,420	(324)	3,096
Other long-term assets	255	(4)	251
Total assets acquired	40,629	5,662	46,291

Liabilities Assumed
Current maturities of capital lease obligations	2,077	572	2,649
Deferred revenue	1,526	87	1,613
Accrued other expenses	1,652	54	1,706
Long-term capital lease obligations	19,105	4,248	23,353
Long-term deferred revenue	—	78	78
Asset retirement obligations	336	—	336
Total liabilities assumed	24,696	5,039	29,735

Total purchase price (exclusive of liabilities assumed)	$15,933	$623	$16,556

The assets of ICG California consist primarily of:

•	Certain switching and routing equipment, located both in ICG California facilities and in facilities operated by one or more incumbent local exchange carriers;

•	Customer and sales agreements that constitute a majority of ICG California’s voice and data revenues;

•	Lit fiber capacity originally purchased by ICG as well as leased fiber network capacity, which are both expansive of our current network.

Of the $3.1 million of acquired other intangible assets, approximately $2.6 million was assigned to ICG California’s customer base, which has an estimated useful life of 3 years. Approximately $0.3 million was assigned to ICG California’s acquired software that has an estimated useful life of 3 years and approximately $0.2 million was assigned to a product licensing agreement with a useful life of 5 years. Additionally, $8.8 million of the acquired intangible assets was assigned to goodwill.

The ICG transaction described above involved a management services agreement and a transition services agreement that maintained the continuity of the ICG operations in California and prepared for the transfer of required business functions to us. Under the management services agreement, we are required to reimburse ICG for the cost of specific services provided by ICG on our behalf between the date the definitive agreement was signed (October 22, 2004) and final closing (January 1, 2005). As of June 30, 2005, we recognized direct acquisition costs of $0.5 million for services and fees incurred under the management services agreement. The agreement also provided that the operating results of the ICG California operations accrued to our benefit during the period of the agreement. During this period, ICG California’s operations generated operating income of $0.3 million, which has been recorded as an offset to the gross direct acquisition costs we incurred under the management services agreement. We have recorded additional direct acquisition costs of $1.1 million primarily for legal and consulting fees incurred in connection with the ICG California acquisition. The $1.3 million of net direct acquisition costs described above has been included as a component of the purchase price in accordance with SFAS No. 141, “Business Combinations.”

Commencing on the transaction closing date, January 1, 2005, certain services are being provided by ICG to us under a transition services agreement. Such services are expected to continue through the end of the third quarter of 2005 and the cost incurred for such services is included in our results of operations. For the three and six months ended June 30, 2005, we incurred $0.6 million and $1.4 million, respectively, of expense under the transition services agreement, primarily related to accounting, billing, collections, provisioning, call center and network support services performed by ICG on our behalf, which are included in selling, general and administrative expenses in our consolidated statements of operations.

At June 30, 2005, approximately $2.1 million of cash has been received by ICG from customer payments on our behalf, which amounts are to be remitted to us under the terms of the transition services agreement. This amount is recorded on the accompanying consolidated balance sheet in other receivables and we expect to receive this amount in the third quarter of 2005, net of amounts due to ICG under the transition services agreement and other operating expenses paid on our behalf by ICG.

Liquidity and Capital Resources

We believe that we have sufficient resources and liquidity to fund our planned operations. We continue to pursue various initiatives intended to increase liquidity and better position us to compete under current conditions.

On February 10, 2005, we entered into an amendment to the lease with our landlord for our switch site in Las Vegas, Nevada. Under the amendment, our landlord agreed to pay us the sum of $7.7 million of cash and $0.3 million in rent abatement in consideration for our agreeing to terminate our lease early and vacate the switch site by June 30, 2006. In addition, in the event we need to supply fiber optic cable to our new location, the landlord has agreed to reimburse us for the actual costs incurred up to $0.5 million. We intend to expend a portion of the $7.7 million to construct a new switch facility in the Las Vegas market, so that the new switch will be operational prior to closing the old switch and vacating the existing premises. We received $7.7 million of cash in February 2005 related to this agreement with the remainder ($0.3 million) to be recognized by abating our rent obligations from February 1, 2005 through June 30, 2006. We expect that most of the cash expenditures associated with this relocation will be completed by December 31, 2005.

Developing and maintaining our network and business has required and will continue to require us to incur capital expenditures primarily consisting of the costs of purchasing network and customer premise equipment and maintaining our operations support system. Cash outlays for capital expenditures for the three and six months ended June 30, 2005 were $3.5 million and $7.8 million, respectively, which is exclusive of capitalized labor of $0.5 million and $0.8 million for the three and six months ended June 30, 2005, respectively. Through June 30, 2005, we paid $1.3 million, which is one half of the total purchase price, for a 141-route mile fiber network with three fully survivable rings in Las Vegas. This deposit is recorded as an other long-term asset on our June 30, 2005 consolidated balance sheet. It will be recognized as a capital expenditure when the conditions of the purchase agreement are met. This is expected to be in the first quarter of 2006.

As of June 30, 2005, we had $32.4 million in unrestricted cash and cash equivalents and short and long-term investments available-for-sale. Our June 30, 2005 cash balance included the $7.7 million payment received from the Las Vegas lease amendment discussed above. We believe that our cash balances, when combined with our cash flow from operations will generate enough liquidity to fully fund our operations and our capital expenditures on a continuing basis. Based on our current business plan, we do not expect to draw from our $7.5 million line of credit during the remainder of 2005. Our investments available-for-sale consist of auction rate securities, government agency notes, certificates of deposit and corporate bonds. All investments are made in accordance with our investment policy and guidelines approved by our board of directors.

Our current estimate of capital expenditures for 2005 is between $17.0 and $21.0 million and for 2006 is between $11.0 and $13.0 million.

Cash Flow Discussion

In summary, our cash flows for the six months ended June 30, 2005, were as follows (in thousands):

Six Months Ended June 30, 2005
Net cash provided by operating activities	$2,960
Net cash used in investing activities	$(8,117)
Net cash provided by financing activities	$129

The above summary of cash flows includes cash and cash equivalents.

At June 30, 2005, cash, cash equivalents and short and long-term investments available-for-sale were $32.4 million. This balance has the following components (in thousands):

Cash and cash equivalents	$22,299
Investments available-for-sale	9,841
Long-term investments available-for-sale	260
Total at June 30, 2005	$32,400

Cash Flows from Operating Activities and Investing Activities

Our cash flows from operating and investing activities are summarized as follows (in thousands):
	Six Months Ended June 30,
	2005	2004

Net cash provided by operating activities	$2,960	$4,261

Cash flows from investing activities:
Purchases of property and equipment, net of payables	$(7,789)	$(1,979)
Deposits on future purchase commitments	(1,349)	—
Proceeds from sale of assets from continuing operations	103	265
Receipt of escrowed amounts from sale of assets from discontinued operations	1,000	500
Purchase of investments available-for-sale	(1,067)	—
Sale of investments available-for-sale	1,000	—
(Purchase) sale of restricted investments	(15)	147
Net cash used in investing activities	$(8,117)	$(1,067)

Operating Activities: Cash flows from operating activities was $3.0 million for the six months ended June 30, 2005. This is a decrease of $1.3 million compared to the six months ended June 30, 2004. The decrease is primarily a result of an increase in accounts receivable due to the increased revenue generated from adding the ICG California customers, a reduction in accounts payable due to significant payments for services delivered at the end of 2004 not paid until the first quarter 2005, and timing differences in other working capital accounts. These decreases more than offset the $7.7 million we received in 2005 for the Las Vegas switch site lease amendment. We expect to fully collect the net amount due to us from ICG in the third quarter of 2005. The Las Vegas switch site lease amendment and related impact on cash will not be recurring.

Investing Activities: For the six months ended June 30, 2005 we used $8.1 million in cash for investing activities compared to $1.1 million for the six months ended June 30, 2004. The cash used in 2005 primarily represents the investment of $7.8 million in capital expenditures and the $1.3 million initial deposit made for the purchase of the Las Vegas market fiber ring, partially offset by $1.0 million of funds received from escrowed amounts related to previous asset sales from discontinued operations.

Cash Flows from Financing Activities
	Six Months Ended June 30,
	2005	2004
Cash flows from financing activities:
Costs associated with line of credit	$(262)	$—
Costs associated with issuance of common stock	(10)	—
Costs under management agreement with acquired business	(187)	—
Payments on capital lease obligations	(1,964)	(190)
Proceeds from the issuance of common stock	2,552	45
Net cash provided by (used in) financing activities	$129	$(145)

Financing Activities: For the six months ended June 30, 2005, we were provided $0.1 million of cash from financing activities. The cash provided in 2005 primarily represents the proceeds from the issuance of common stock to MCCC ICG Holdings, LLC (“MCCC”) in connection with the acquisition of ICG California, offset by cash paid for capital lease obligations. As a result of the ICG California acquisition, we assumed capital lease obligations which had a fair value of $26.0 million.

Commitments and Contingencies

In the ordinary course of business, we enter into purchase agreements with our vendors. As of June 30, 2005, we had total unfulfilled commitments with vendors of $8.5 million. Included in this amount is the remaining $1.2 million purchase commitment with IDACOMM for the Las Vegas market fiber ring. We also have various agreements with certain carriers for transport, long distance and other network services. At June 30, 2005, our minimum commitment under these agreements is $20.2 million, which expire through December 2026.

On January 1, 2005 we experienced significant changes in our real estate operating lease obligations with the acquisition of ICG California. At June 30, 2005, we had $9.4 million of remaining operating lease obligations assumed from ICG, which expire through March 2010.

Additionally, on February 10, 2005 we entered into an amendment to our Las Vegas, Nevada switch site lease as previously discussed. In consideration for our agreement to accelerate the expiration date of the lease to an earlier date, the landlord paid us $7.7 million in cash and agreed to $0.3 million in rent abatement from February 1, 2005 through the lease expiration at June 30, 2006. The cash was received in February 2005. This $8.0 million settlement, net of $0.8 million of estimated costs to exit the facility, has been included in other income in our consolidated statement of operations for the six months ended June 30, 2005. The impact of this early termination reduced our lease obligations by approximately $0.9 million and changed our lease expiration date from August 2011 to June 2006. We entered into a lease for a new switch site with a third party during the second quarter 2005. Over the next four to five quarters, we expect to use a portion of the $7.7 million one-time payment to construct a new switch facility in the Las Vegas market and to cover exit costs related to the existing switch site.

Pursuant to the acquisition of ICG California in January 2005, we assumed certain capital leases of ICG, including its long-term leases for its fiber network, which had a fair value of $26.0 million as of January 1, 2005. The capital lease obligations have terms that range from 2 to 16 years.

Included in the table below are obligations for continuing operations as of June 30, 2005 (in thousands):

	2005	2006	2007	2008	2009	Thereafter
Operating lease obligations	$3,929	$7,669	$6,635	$4,748	$3,628	$3,557
Circuit lease obligations	4,014	6,826	4,256	1,537	462	3,104
Purchase commitments	7,225	1,255	—	—	—	—
Capital lease obligations	526	516	566	652	733	21,109
Total	$15,694	$16,266	$11,457	$6,937	$4,823	$27,770

As provided in the asset sale agreements for the discontinued markets sold to third parties in 2003, the purchasers of these assets assumed the liabilities associated with the markets acquired. However, we remain contingently liable for several of the obligations in these markets. We are guarantor of future lease obligations with expirations through 2015. The guarantees arose from the assignment of leases associated with the asset sales. We are fully liable for all obligations under the terms of the leases in the event that the assignee fails to pay any sums due under the lease. The remaining maximum potential amount of future payments we could be required to make under the guarantees at June 30, 2005 was $8.6 million. No payments have been made to date and none are expected to be required to be made in the future. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” the fair value of these obligations is limited and accordingly no liability was recorded on our consolidated balance sheet at June 30, 2005 or December 31, 2004.

Results from Continuing Operations

Analysis of Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004 (in millions):
	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004		Percentage Change Increase/ (Decrease)
	$	% of Revenue	$	% of Revenue	2005 vs. 2004
Operating revenues
Core customer trade revenue	$44.2	93%	$33.6	87%	32%
Switched access revenue	3.1	7%	4.9	13%	(37)%
Total revenue	47.3	100%	38.5	100%	23%
Cost of operating revenues (1)	22.1	47%	17.7	46%	25%
Selling, general and administrative expenses (2)	23.0	49%	18.3	48%	26%
Other operating expenses	6.0	13%	3.8	10%	58%
Loss from operations	(3.8)	*	(1.3)	*	192%
Other income (expense):
Interest income	0.2	*	0.1	*	100%
Interest expense	(0.7)	*	(0.1)	*	*
Other expense	—	*	(0.1)	*	*
Loss from continuing operations	(4.3)	*	(1.4)	*	207%
Discontinued operations:
(Loss) income from discontinued operations	—	*	—	*	*
Net loss	$(4.3)	*	$(1.4)	*	207%

*	Calculation is not meaningful.

(1)	Exclusive of depreciation and amortization of $4,077 and $1,964 for the three months ended June 30, 2005 and 2004, respectively.

(2)	Exclusive of depreciation and amortization of $1,913 and $1,915 for the three months ended June 30, 2005 and 2004, respectively.

Analysis of Consolidated Statements of Operations for the six months ended June 30, 2005 and 2004 (in millions):
	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004		Percentage Change Increase/ (Decrease)
	$	% of Revenue	$	% of Revenue	2005 vs. 2004
Operating revenues
Core customer trade revenue	$88.3	93%	$66.3	88%	33%
Switched access revenue	6.7	7%	9.3	12%	(28)%
Total revenue	95.0	100%	75.6	100%	26%
Cost of operating revenues (1)	44.0	46%	34.1	45%	29%
Selling, general and administrative expenses (2)	45.7	48%	35.8	47%	28%
Other operating expenses	11.5	12%	7.5	10%	53%
Loss from operations	(6.2)	*	(1.8)	*	244%
Other income (expense):
Interest income	0.4	*	0.1	*	300%
Interest expense	(1.9)	*	(0.1)	*	*
Other income (expense)	7.2	8%	(0.1)	*	*
Loss from continuing operations	(0.5)	*	(1.9)	*	(74)%
Discontinued operations:
(Loss) income from discontinued operations	—	*	0.2	*	*
Net loss	$(0.5)	*	$(1.7)	*	(71)%

*	Calculation is not meaningful.

(1)	Exclusive of depreciation and amortization of $7,589 and $3,902 for the six months ended June 30, 2005 and 2004, respectively.

(2)	Exclusive of depreciation and amortization of $4,002 and $3,878 for the six months ended June 30, 2005 and 2004, respectively.

Quarterly Comparison - June 30, 2005 vs. June 30, 2004

Comparison of Financial Results

Our operational results for the three months ended June 30, 2005 are discussed below. As the acquisition of the ICG California business closed on January 1, 2005, results of operations from the ICG California business are included for the three months ended June 30, 2005, but not for three months ended June 30, 2004. In parts of our analysis we have included some insight into how our pre-ICG California business performed in the quarter ended June 30, 2005. As we more fully integrate this acquired business in future quarters, only consolidated results will be reported.

Results from discontinued operations have been excluded from this comparison.

Operating Revenues. Revenue for the quarter ended June 30, 2005 was $47.3 million as compared to $38.5 million for the quarter ended June 30, 2004. The 23% increase was primarily due to:
•
An increase of $5.8 million in our higher-end integrated voice and data services revenue primarily resulting from an increase in our pre-ICG California revenue of approximately $3.8 million driven by an increase of average lines in service of approximately 2,000 T1 lines and approximately 560 trunk lines from June 30, 2004 and the addition of approximately $2.0 million of ICG California acquired revenue.

•	An increase of $4.2 million in our private line revenue as a result of our ICG California acquisition.
•	An increase of $0.8 million in our toll revenue primarily due to an increase of 40% in our pre-ICG California minutes of use.
•
An increase of $0.5 million in our other revenue primarily due to $0.2 million increase in directory assistance revenue as a result of rate increases that became effective in the first quarter of 2005 and a $0.2 million increase due to a settlement with one of our wholesale customers.

These increases were offset by:

•
A decrease in plain old telephone service (“POTS”) revenue of $0.7 million, driven primarily by 15,000 fewer POTS billable lines in our pre-ICG California business. The decrease was calculated after taking into account the addition of the ICG California revenue in 2005.

•
A decrease of $1.8 million in switched access revenues driven primarily by a decrease of $0.8 million due to a reduction in the types of the Intralata toll traffic we agreed to bill to one of the ILECs during the first quarter of 2005, and a decrease of $0.5 million driven by rate step downs. The decrease was calculated after taking into account the addition of the ICG California revenue.

We estimate revenue for the year ending December 31, 2005 will be between $190 million and $193 million and 2006 revenue will grow between 3% and 7% from the 2005 level.

Cost of Operating Revenues. Cost of operating revenue (excluding depreciation and amortization which is stated separately) for the quarter ended June 30, 2005 was $22.1 million as compared to $17.7 million for the quarter ended June 30, 2004. The 25% or $4.4 million increase was primarily due to:
•
An increase in our customer T1 expense of $2.3 million. Our pre-ICG California business had increased cost of operating revenues of $0.8 million or a 54% increase. This increase is a result of an increase in the number of customer lines in service and an increase in the average cost per T1 resulting from ordering higher cost circuits to meet customer needs. An additional increase of $1.5 million is for ICG California acquired customer T1 lines.

•
An increase of $1.5 million for network access expense. $0.2 million of the increase was from an increase in our core network access lines to support the ICG California fiber network. Additionally, we had a $1.4 million increase resulting from the acquired ICG California access lines.

•	An increase of $1.2 million in rents and utilities for ICG California sites that include electrical, optical and multiplexing equipment.
•	An increase of $0.2 million in collocation costs associated with the acquisition of the ICG California business.

These increases were offset by:

•	A settlement with a major ILEC on disputes that resulted in a reduction of cost of operating revenue by $0.8 million.

Selling, General and Administrative. For the quarter ended June 30, 2005, selling, general and administrative expenses (excluding depreciation and amortization which is stated separately) totaled $23.0 million, a 26% or $4.7 million increase from the $18.3 million for the quarter ended June 30, 2004. The increase is primarily due to:
•
A $2.2 million increase in salary, wages and benefit related expenses. This is primarily the result of an increase in average headcount from approximately 740 employees for the three months ended June 30, 2004 to approximately 840 employees for the three months ended June 30, 2005, due to the growth of our business and the impact of the ICG California acquisition.

•
Additional expenses of $1.2 million incurred internally as well as the use of external labor and materials necessary to transition the ICG California business to our business (“incremental transition expense”). We completed the acquisition of ICG’s California retail and wholesale customers and statewide fiber network on January 1, 2005, and expect to incur additional incremental transition expenses during the third quarter of 2005.

•
Additional expenses of $0.6 million pursuant to our transition services agreement with ICG in which certain services related to the acquired operations to ICG California are performed for us by ICG primarily related to accounting, billing, collections, provisioning, call center and network support. As these transition services are expected to continue to be provided through the third quarter of 2005, we anticipate incurring additional expenses.

•	A $0.6 million increase in agent commissions as a result of significant revenue growth within the independent agent channel.
•
A $0.3 million increase in bad debt expense which was primarily a result of the recently acquired ICG California wholesale revenue streams. We do not expect a trend of increasing our reserves for this revenue stream.

•	A $0.2 million increase in engineering equipment and network maintenance expense which was driven by our network expansion as a result of the ICG California acquisition.

These increases were offset by:

•
A $0.6 million decrease resulting from a favorable settlement reached on an equipment lease dispute during the three months ended June 30, 2005. See Note 11 to the financial statements for additional information related to this settlement.

Gain on Sale of Assets. Gain on sale of assets was less than $0.1 million in each of the quarters ended June 30, 2005 and 2004.

Depreciation and Amortization. For the quarters ended June 30, 2005 and 2004, depreciation and amortization were $6.0 million and $3.9 million, respectively. The additional depreciation and amortization was primarily attributable to the $32.3 million of property and equipment and $3.1 million of intangibles acquired from ICG.

Loss from Operations. Our loss from operations was $3.8 million for the quarter ended June 30, 2005 as compared to $1.3 million for the quarter ended June 30, 2004.

Other Income (Expense). We recorded less than $0.1 million of other income for the quarter ended June 30, 2005 and less than $0.1 million of other expense for the quarter ended June 30, 2004.

Interest Income. Interest income was $0.2 million for the quarter ended June 30, 2005 as compared to $0.1 million for the quarter ended June 30, 2004. Interest income is derived primarily from the investment of cash and cash equivalents, investments available-for-sale, and restricted cash and cash equivalents.

Interest Expense. Gross interest expense was $0.8 million and $0.1 million for the quarters ended June 30, 2005 and 2004, respectively. Interest expense includes commitment fees and interest paid relating to our line of credit and interest on capital lease commitments. The increase is primarily a result of our assumption of capital leases in the ICG California acquisition.

Loss from Continuing Operations. We generated net loss from continuing operations of $4.3 million for the quarter ended June 30, 2005, compared to a $1.4 million loss from continuing operations for the quarter ended June 30, 2004.

Net Loss. As a result of the above and a minimal amount of loss from discontinued operations, net loss was $4.3 million for the quarter ended June 30, 2005 compared to a net loss of $1.4 million for the quarter ended June 30, 2004.

Six Month Period Ended Comparison - June 30, 2005 vs. June 30, 2004

Comparison of Financial Results

Our operational results for the six months ended June 30, 2005 are discussed below. As the acquisition of the ICG California business closed on January 1, 2005, results of operations from the ICG California business are included for the six months ended June 30, 2005, but not for six months ended June 30, 2004. In parts of our analysis we have included some insight into how our pre-ICG California business performed in the six months ended June 30, 2005. As we more fully integrate this acquired business in future quarters, only consolidated results will be reported.

Results from discontinued operations have been excluded from this comparison.

Operating Revenues. Revenue for the six months ended June 30, 2005 was $95.0 million as compared to $75.6 million for the six months ended June 30, 2004. The 26% increase was primarily due to:
•
An increase of $11.8 million in our higher-end integrated voice and data services revenue, primarily resulting from an increase in our pre-ICG California revenue of approximately $7.2 million driven by an increase in average lines in service of approximately 2,000 T1 lines and approximately 500 trunk lines and the addition of approximately $4.5 million of  ICG California acquired revenue from June 30, 2004.

•	An increase of $8.6 million in our private line revenue as a result of our ICG California acquisition.
•	An increase of $1.7 million in our toll revenue primarily due to an increase of 42% to our pre-ICG California business minutes of use.
•
An increase of $1.0 million in our other revenue due to $0.6 million increase in directory assistance revenue as a result of rate increases that became effective in the first quarter of 2005. $0.3 million relates to an increase in collocation revenue and a $0.2 million increase due to a settlement with one of our wholesale customers.

These increases were offset by:

•
A decrease of $2.6 million in switched access revenues driven by a decrease in our pre-ICG California revenue of $1.8 million due to a reduction in the types of Intralata toll traffic we agreed to bill one of the ILECs during the first quarter of 2005, a decrease of $0.7 million driven by rate step downs, a decrease in 800 query revenue of $0.2 million, a decrease of $0.1 million in Primary Interexchange Carrier Charge (“PICC”) revenue; offset by increase in reciprocal compensation of $0.3 million. The $2.6 million decrease was calculated after taking into account the addition of ICG revenue in 2005.

•
A decrease in plain old telephone service (“POTS”) revenue of $1.1 million driven by 15,000 fewer POTS billable lines during the six months ended June 30, 2005 versus the six months ended June 30, 2004. The $1.1 million decrease was calculated after taking into account the addition of ICG revenue in 2005.

Cost of Operating Revenues. Cost of operating revenue (excluding depreciation and amortization which is stated separately) for the six months ended June 30, 2005 was $44.0 million as compared to $34.1 million for six months ended June 30, 2004. The 29% or $9.9 million increase was primarily due to:
•	Increases in our POTS loop expense of $0.8 million resulting from a 10% increase in rates for the loops charged by one of the ILECs in California.
•
An increase in our customer T1 expense of $4.1 million. Our pre-ICG California business had a $1.3 million or a 45% increase. The remaining $2.8 million increase is related to the ICG California acquired customer T1 lines.

•
An increase of $2.8 million for network access expense. Of this increase, $0.1 million was related to our core network access lines to support new ICG California fiber network. Another $2.7 million of the increase in the six months ended June 30, 2005 is the result of the acquired ICG California access lines. The ICG California access cost is expected to decrease as circuits are migrated onto our existing core infrastructure.

•	An increase of $2.8 million in rent and utilities for ICG California sites that include electrical, optical, and multiplexing equipment.
•	Collocation cost increased $0.4 million or an 11% increase. This is a result of the new collocation sites associated with the acquisition of the ICG California network.
•
An increase in non-recurring charges on circuits of $0.5 million. This increase is from ordering of higher capacity circuits for our core network backbone to support the ICG acquired network and our existing infrastructure.

These increases were offset by:

•	Resolution of disputes with two ILECs and a credit for a billing error from a third ILEC resulted in a reduction in cost of operating revenues for the six months ended June 30, 2005 of $1.5 million.

Selling, General and Administrative. For the six months ended June 30, 2005, selling, general and administrative expenses (excluding depreciation and amortization which is stated separately) totaled $45.7 million, a 28% or $9.9 million increase from the $35.8 million for the six months ended June 30, 2004. The increase is primarily due to:
•
A $4.1 million increase in salary, wages and benefit related expenses. This is primarily the result of an increase in average headcount from approximately 735 employees for the six months ended June 30, 2004 to approximately 815 employees for the six months ended June 30, 2005, due to the growth of our business and the impact of the ICG California acquisition.

•
Additional expenses of $2.1 million for incremental transition expenses related to the integration of assets as a result of the ICG California acquisition. We completed the acquisition of ICG’s California retail and wholesale customers and statewide fiber network on January 1, 2005, and expect to incur additional incremental transition expenses during the third quarter of 2005.

•
Additional expenses of $1.4 million pursuant to our transition services agreement with ICG in which certain services related to the acquired operations to ICG California are performed for us by ICG primarily related to accounting, billing, collections, provisioning, call center and network support. As these transition services are expected to continue to be provided through the third quarter of 2005, we anticipate incurring additional expenses.

•	A $1.2 million increase in agent commissions as a result of significant revenue growth within the independent agent channel.
•	A $0.4 million increase in engineering equipment and network maintenance expense, which was driven by our network expansion as a result of the ICG California acquisition.
•
A $0.3 million increase in bad debt expense which was primarily a result of the recently acquired ICG California wholesale revenue streams. We do not expect a trend of increasing our reserves for this revenue stream.

•
A $0.2 million increase in agent selling expense - warrants as a result of an increased number of warrants issued to independent sales agents for the six months ended June 30, 2005. The issuance of warrants is based on the increase in baseline sales performance achieved by the independent sales agents.

These increases were offset by:

•
A $0.6 million decrease resulting from a favorable settlement reached on an equipment lease dispute during the six months ended June 30, 2005. See Note 11 to the financial statements for additional information related to this settlement.

Gain on Sale of Assets. Gain on sale of assets was less than $0.1 million for the six months ended June 30, 2005 as compared to $0.3 million for the six months ended June 30, 2004.

Depreciation and Amortization. For six months ended June 30, 2005 and 2004, depreciation and amortization were $11.6 million and $7.8 million, respectively. The additional depreciation and amortization was primarily attributable to the $32.3 million of property and equipment and $3.1 million of intangibles acquired from ICG.

Loss from Operations. Our loss from operations was $6.2 million for the six months ended June 30, 2005 as compared to $1.8 million for the six months ended June 30, 2004.

Other Income (Expense). We recorded $7.3 million of other income for the six months ended June 30, 2005. Other income was primarily comprised of $7.2 million related to early termination of our Las Vegas, Nevada switch site lease, net of exit expenses. We expect to apply a portion of the cash received ($7.7 million) to the construction of a replacement switch facility in Las Vegas during 2005. We recorded $0.1 million of other expense for the six months ended June 30, 2004.

Interest Income. Interest income was $0.4 million for the six months ended June 30, 2005 as compared to $0.2 million for the six months ended June 30, 2004. Interest income is derived primarily from the investment of cash and cash equivalents, investments available-for-sale, and restricted cash and cash equivalents.

Interest Expense. Gross interest expense was $1.9 million for the six months ended June 30, 2005 as compared to $0.1 million for the six months ended June 30, 2004. Interest expense includes commitment fees and interest paid relating to our line of credit and interest on capital lease commitments. The increase is primarily a result of our assumption of capital leases in the ICG California acquisition.

Loss from Continuing Operations. We generated net loss from continuing operations of $0.4 million for the six months ended June 30, 2005, compared to a net loss from continuing operations of $1.9 million for the six months ended June 30, 2004.

Net Loss. As a result of the above and (loss) income from discontinued operations, net loss was $0.5 million for the six months ended June 30, 2005 compared to a net loss of $1.7 million for the six months ended June 30, 2004.

Discontinued Operations

As of June 30, 2005, we have recorded a $0.5 million receivable related to asset sales from discontinued markets. This receivable has been included in other receivables in our consolidated balance sheets and the majority of the balance owed is being held in escrow by a third party escrow agent. No allowance for doubtful accounts for these receivables has been established as we expect to collect all receivables related to our asset sales. We received a disbursement of $1.0 million from escrow in March 2005 and we expect to receive the remaining $0.5 million, net of expenses chargeable to us, before the end of 2005.

The operating revenues and expenses of our discontinued markets have been classified as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for all periods presented. Loss (income) related to these discontinued markets was as follows for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Operating revenues	$—	$1	$—	$3
Operating expenses (income)	3	8	35	(181)
Gain on disposal of assets	—	—	—	(50)
(Loss) income from discontinued operations	$(3)	$(7)	$(35)	$234

Application of Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying condensed notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in our notes to consolidated financial statements included in our Form 10-K for the year ended December 31, 2004. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates for us include: (i) revenue recognition on services, (ii) allowance for doubtful accounts, (iii) billing from network carriers, (iv) reserves for sales and property taxes, (v) deferred income taxes, and (vi) impairment of long-lived assets. For additional discussion of our critical accounting estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2004.

As a result of our recent acquisition of ICG California, we now consider the following a part of our application of critical accounting estimates:

Business Combinations

We account for acquisitions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations”. Accordingly, when a business combination occurs, we allocate the cost of the acquired enterprise to the estimated fair value of the assets acquired and liabilities assumed. This allocation requires significant estimates of the fair value of assets acquired and liabilities assumed, primarily property and equipment and identifiable intangible assets and capital lease obligations. Any excess of cost over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. Direct costs of the acquisition are included in the cost of the acquired enterprise, while indirect and general expenses such as salaries and overhead costs are expensed as incurred. Costs of issuing equity securities in connection with business combinations are deducted from the amount of additional paid-in-capital resulting from the issuance.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill is evaluated for impairment at least annually. The annual impairment test for goodwill will require significant estimates necessary to determine the fair value of our business. Other intangible assets consist of customer relationships, internally developed software, trademark and product licensing agreements. Customer relationships and internally developed software are amortized using the straight-line method over the estimated useful lives of three years. The trademark was determined to have an indefinite life and is not subject to amortization, but is reviewed at least annually for impairment. License agreements are amortized over their estimated useful lives of five years.

Effects of New Accounting Standards

Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143, " which clarifies the term "conditional asset retirement obligation" used in FASB No. 143 "Accounting for Asset Retirement Obligations" and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are required to adopt FIN 47 no later than December 31, 2005. We do not expect the adoption of FIN 47 to have a material impact on our consolidated results of operations and financial condition.

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

Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). SFAS No. 154 requires that all voluntary changes in accounting principles be recognized as a retroactive restatement of all periods presented except when retroactive restatement is impracticable. In addition, SFAS No. 154 also requires that a change in depreciation method be accounted for as a change in accounting estimate that is affected by a change in accounting principle, which would be accounted for in the period of change if the change affects that period and also in future periods if the change affects both the period of change and future periods. SFAS No. 154 further eliminates paragraph 4 of APB 20, which specifies that APB 20 does not apply to changes made to comply with new pronouncements. This Statement will require that any change in an accounting principle made as a result of adopting a new pronouncement be reported following the same guidance as that for voluntary changes in accounting principles unless the new pronouncement's transition provisions require another method. SFAS No. 154 is effective for years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 will have a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use interest rate derivative instruments to manage our exposure to interest rate changes. The interest rate under our line of credit floats with the prime rate and therefore we do have exposure to interest rate changes as a result of our line of credit agreement. As of June 30, 2005, we did not have any outstanding borrowings under the line of credit.

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

(b)
Changes in internal control. There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

California

Before the end of 2005, the California Public Utilities Commission (“CPUC”) is expected to issue a decision in the Verizon unbundled network elements (“UNEs”) rate case regarding permanent rates for UNEs purchased by competitive carriers from Verizon in California. In March 2003, the CPUC issued an interim rate order setting Verizon UNEs rates at a level expected to be a close approximation of permanent rates (subject to a true up after permanent rates are determined). While we cannot predict the permanent rates, we expect they will be similar to the current interim rates and, therefore, we do not believe that the establishment of permanent rates will have a material adverse effect on our business, financial condition or results of operations.

Illinois

Subsequent to the May 2004 UNE rate increase, the Illinois Commerce Commission (“ICC”) opened a proceeding (“Imputation Docket”) to analyze whether the UNE rates charged by Southwestern Bell Corporation (“SBC”) Illinois to competitive local telephone companies are competitively fair in light of the rates SBC charges its retail customers. In June 2005, the ICC ruled that SBC’s retail rates for access lines and for integrated service digital network (“ISDN”) pass the imputation test but that some pay phone rates failed the test. The ICC is being petitioned for rehearing. While the ICC requiring SBC to raise its payphone rates makes our payphone product more competitive, we do not believe this will materially increase revenues.

Triennial Review Remand

On February 4, 2005, the FCC issued a Triennial Review Remand Order (“TRRO”) announcing that it modified the unbundling obligations for ILECs. The FCC clarified and modified the impairment standard adopted in its earlier Triennial Review Order (“TRO”). The revised standard removes under certain circumstances an ILEC’s unbundling obligations with regard to local loops, dedicated transport, and local switching. The removal of local switching as a UNE will not affect us as we own our own switch sites and do not rely on the ILEC. The impairment findings for loops and transport vary based upon the capacity of the loop and availability of competitive alternatives to the ILEC. Based upon the FCC loop and transport criteria, relatively few of our loops and transport are affected. Also, currently, the FCC is reviewing a Petition to Reconsider and the D.C. Circuit is reviewing an appeal of the TRRO. Therefore, we cannot predict the outcome of these appeals and how possible resulting changes to the new rules regarding loops and transport might affect us. Regardless of the outcome, we expect to be able to continue to purchase some network elements from competitive local telephone companies at market rates (e.g., transport which is used to connect parts of our network and some high capacity loops). At present, it is not possible to predict how future long-term rates will compare to the current TELRIC rates but for those relatively few loops and transport that will affect us, those elements will continue to be available at 115% of the TELRIC rate through March 10, 2006. The TRRO will have a significant impact on telecommunications competition, but it is not possible at this time to predict the full extent of its impact upon us or our competition.

Equipment Lease Settlement

We were party to an equipment lease dispute that resulted in claims being made against us and certain of our subsidiaries. On November 1, 2002, the plaintiff initiated the first of several actions against our subsidiary in the Circuit Court of St. Louis County, Missouri, and also filed actions in the U.S. Bankruptcy Court for the District of Delaware for recovery of claimed damages. Subsequent to June 30, 2005, a settlement was reached for all legal actions. The contingent liability reserve for this matter recorded in accrued other expenses on the consolidated balance sheets as of June 30, 2005, reflects the amount that we ultimately expect to pay in the third quarter of 2005 as per the settlement reached. The $0.6 million difference between the estimated liability previously recorded and the settlement amount to be paid by us in the third quarter of 2005 is reflected as a reduction of selling, general and administrative expense on the consolidated statements of operations for the three and six months ended June 30, 2005.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

2.1	Asset Purchase Agreement, dated October 22, 2004, by and among MCCC ICG Holdings, LLC, ICG Communications, Inc., Mpower Holding Corporation and Mpower Communications Corp. (1)
3.1	Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on July 30, 2002. (2)
3.2	Second Amended and Restated By-laws. (2)
3.3	Rights Agreement between Mpower Holding Corporation and Continental Stock Transfer & Trust Company as Rights Agent. (3)
3.4	Certificate of Designation for the Series A Preferred Stock. (4)
3.5	Amendment of Rights Agreement and Certificate of Compliance with Section 26 dated March 14, 2005, between Mpower Holding Corporation and Continental Stock Transfer & Trust Company. (5)
3.6	Amendment of Rights Agreement and Certificate of Compliance with Section 26 dated June 30, 2005, between Mpower Holding Corporation and Continental Stock Transfer & Trust Company. (6)
4.1	See the Second Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 and the Second Amended and Restated By-laws filed as Exhibit 3.2.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on October 27, 2004.

(2)	Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on July 30, 2002.

(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-K (file No. 000-32941) filed with the Commission on July 16, 2003.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Commission on July 16, 2003.

(5)	Incorporated by reference to Mpower Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

(6)	Incorporated by reference to Mpower Holding Corporation’s Current Report on Form 8-K filed with the Commission on July 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPOWER HOLDING CORPORATION

Date: August 9, 2005	By:	/s/ Rolla P. Huff
Rolla P. Huff
Chief Executive Officer and Chairman of the Board

Date: August 9, 2005	By:	/s/ S. Gregory Clevenger
S. Gregory Clevenger
Executive Vice President - Chief Financial Officer