Form 10-Q
period 2005-09-30
MPOWER HOLDING CORP
filed 2005-11-04
CIK 1117042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES ☒ NO ☐

The number of shares outstanding of the issuer's common stock, as of October 31, 2005:

Common stock (par value $0.001 per common share).... 91,500,515 shares outstanding

MPOWER HOLDING CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

MPOWER HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PREFERRED AND COMMON SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$16,220	$27,327
Investments available-for-sale	9,758	8,064
Accounts receivable, less allowance for doubtful accounts of $2,011 and $1,375 at September 30, 2005 and December 31, 2004, respectively	15,254	10,140
Other receivables	1,304	3,164
Prepaid expenses and other current assets	2,989	3,060
Total current assets	45,525	51,755
Property and equipment, net	66,043	33,012
Long-term restricted cash and cash equivalents	9,531	9,515
Long-term investments available-for-sale	448	2,041
Goodwill	8,861	—
Intangibles, net of accumulated amortization of $14,499 and $11,072 at September 30, 2005 and December 31, 2004, respectively	4,036	4,367
Other long-term assets	4,535	4,274
Total assets	$138,979	$104,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of capital lease obligations	$538	$—
Accounts payable	14,644	20,462
Accrued sales tax payable	2,210	2,190
Accrued bonus	723	2,508
Deferred revenue	5,133	5,059
Accrued other expenses	14,138	11,756
Total current liabilities	37,386	41,975
Long-term capital lease obligations	23,141	—
Other long-term liabilities	2,212	1,833
Total liabilities	62,739	43,808
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 49,900,000 shares authorized but unissued at September 30, 2005 and December 31, 2004	—	—
Series A preferred stock, 100,000 shares authorized but unissued at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 91,478,015 and 78,570,772 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	91	79
Additional paid-in capital	121,891	104,054
Accumulated deficit	(45,742)	(42,977)
Total stockholders’ equity	76,240	61,156
Total liabilities and stockholders’ equity	$138,979	$104,964

See accompanying condensed notes to unaudited interim consolidated financial statements.

MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT COMMON SHARE AND PER COMMON SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenues:
Telecommunication services	$49,149	$37,593	$144,137	$113,242
Operating expenses:
Cost of operating revenues (exclusive of depreciation and amortization shown separately below of $3,970 and $2,024 for the three months ended September 30, 2005 and 2004, respectively, and $11,559 and $5,926 for the nine months ended September 30, 2005 and 2004, respectively)	22,998	18,007	66,953	52,135
Selling, general and administrative (exclusive of depreciation and amortization shown separately below of $1,195 and $1,851 for the three months ended September 30, 2005 and 2004, respectively, and $5,197 and $5,729 for the nine months ended September 30, 2005 and 2004, respectively)	22,577	17,705	68,278	53,544
Gain on sale of assets, net	(28)	(108)	(74)	(368)
Depreciation and amortization	5,165	3,875	16,756	11,655
	50,712	39,479	151,913	116,966
Loss from operations	(1,563)	(1,886)	(7,776)	(3,724)
Other income (expense):
Interest income	214	104	635	269
Interest expense	(941)	(61)	(2,872)	(194)
Other income (expense)	11	—	7,315	(95)
Loss on sale of investments, net	—	(11)	—	(11)
Loss from continuing operations	(2,279)	(1,854)	(2,698)	(3,755)
Discontinued operations:
(Loss) income from discontinued operations	(32)	508	(67)	742
Net loss	$(2,311)	$(1,346)	$(2,765)	$(3,013)

Basic and diluted (loss) income per common share:
Loss from continuing operations	$(0.03)	$(0.02)	$(0.03)	$(0.05)
(Loss) income from discontinued operations	(0.00)	0.00	(0.00)	0.01
Net loss	$(0.03)	$(0.02)	$(0.03)	$(0.04)

Basic and diluted weighted average common shares outstanding	91,473,028	78,476,418	91,415,956	78,405,511

See accompanying condensed notes to unaudited interim consolidated financial statements.

MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,765)	$(3,013)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,756	11,655
Gain on disposal of assets from discontinued operations	—	(50)
Gain on sale of assets, net	(74)	(368)
Bad debt expense	1,675	1,053
Loss on sale of investments, net	—	11
Amortization of investment premiums	100	—
Stock-based compensation expense	—	91
Agent selling expense - warrants	315	135
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,239)	2,624
(Increase) decrease in other receivables	(519)	3,291
Decrease in prepaid expenses and other current assets	261	2,099
Decrease (increase) in other long-term assets	64	(463)
Decrease in accounts payable	(2,486)	(3,811)
Decrease in accrued sales tax payable	(591)	(372)
Decrease in deferred revenue	(1,620)	(95)
Decrease in accrued other expenses	(2,447)	(3,900)
Net cash provided by operating activities	3,430	8,887
Cash flows from investing activities:
Purchase of property and equipment, net of payables	(13,421)	(4,504)
Deposits on property and equipment purchase commitments	(1,349)	—
Costs associated with business acquisition	(379)	—
Proceeds from sale of assets from continuing operations	155	385
Receipt of escrowed amounts from sale of assets from discontinued operations	1,000	63
Purchase of investments available-for-sale	(1,451)	—
Sale of investments available-for-sale	1,250	—
(Purchase) sale of restricted investments, net	(146)	137
Net cash used in investing activities	(14,341)	(3,919)
Cash flows from financing activities:
Costs associated with line of credit	(262)	—
Payments on capital lease obligations	(2,479)	(256)
Proceeds from issuance of common stock, net of costs	2,545	58
Net cash used in financing activities	(196)	(198)
Net (decrease) increase in cash and cash equivalents	(11,107)	4,770
Cash and cash equivalents at beginning of period	27,327	29,307
Cash and cash equivalents at end of period	$16,220	$34,077

	Nine Months Ended
	September 30,
	2005	2004
Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired in business acquisition	$46,393	$—
Liabilities assumed in business acquisition	$(29,752)	$—
Common stock issued in business acquisition	$14,070	$—
Warrants issued in business acquisition	$1,246	$—
Property and equipment purchased under capital leases	$161	$—
Net payable related to purchase of property and equipment	$2,512	$1,206
Supplemental cash flow information:
Cash paid for interest	$1,865	$96

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

The Company was one of the first facilities-based competitive local telephone companies founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. The Company offers local and long distance voice services as well as high-speed Internet access and voice over internet protocol (“VOIP”) by way of a variety of broadband product and service offerings over its network of collocations, switches and fiber network. The Company’s services have historically been offered through Communications primarily to small and medium-sized business customers in all of its markets and residential customers primarily in the Las Vegas, Nevada market. The Company’s markets include Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois. The Company also bills a number of major local and long distance carriers for the costs of originating and terminating traffic on the Company’s network for the Company’s local service customers. The Company does not have any unbundled network element platform (“UNE-P”) revenues although it is actively pursuing opportunities to provide network-based alternatives to UNE-P carriers on a wholesale basis in light of recent regulatory changes.

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

The results of operations for the three and nine months ended September 30, 2005 and cash flows for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for other interim periods or for the year ending December 31, 2005.

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation.

Effects of New Accounting Standards

Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143, " which clarifies the term "conditional asset retirement obligation" used in FASB No. 143 "Accounting for Asset Retirement Obligations" and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to adopt FIN 47 no later than December 31, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its consolidated results of operations or financial condition.

Share-Based Payment

In April 2005, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” was deferred and will now be effective beginning with the first fiscal year that begins after June 15, 2005, with early adoption encouraged. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. At this time, the Company cannot yet estimate the effect of adopting SFAS No. 123(R) as the Company has not yet selected the period of adoption, the method of adoption or an option-pricing model and it has not yet finalized estimates of its expected forfeitures.

Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). SFAS No. 154 requires that all voluntary changes in accounting principles be recognized as a retroactive restatement of all periods presented except when retroactive restatement is impracticable. In addition, SFAS No. 154 also requires that a change in depreciation method be accounted for as a change in accounting estimate that is affected by a change in accounting principle, which would be accounted for in the period of change if the change affects that period and also in future periods if the change affects both the period of change and future periods. SFAS No. 154 also eliminates paragraph 4 of APB 20, which specifies that APB 20 does not apply to changes made to comply with new pronouncements. This Statement will require that any change in an accounting principle made as a result of a new pronouncement be reported following the same guidance as that for voluntary changes in accounting principles unless the new pronouncement's transition provisions require another method. SFAS No. 154 is effective for years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s consolidated results of operations or financial condition.

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

Had compensation cost for the employee stock options been determined consistent with SFAS No. 123, the Company’s results from operations would approximate the following pro forma amounts for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per common share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,311)	$(1,346)	$(2,765)	$(3,013)
Add: Stock-based compensation expense included in reported net loss, net of related income tax effects	—	13	—	91
Deduct: Total stock-based compensation expense to be determined under a fair value based method for all awards, net of related income tax effects	(432)	(592)	(2,948)	(3,349)
Pro forma net loss	$(2,743)	$(1,925)	$(5,713)	$(6,271)

Basic and diluted net loss per common share, as reported	$(0.03)	$(0.02)	$(0.03)	$(0.04)
Basic and diluted net loss per common share, pro forma	$(0.03)	$(0.02)	$(0.06)	$(0.08)

Pro forma amounts for the three and nine months ended September 30, 2004 have been restated from figures previously reported as a result of an error in the vesting periods utilized for disclosure purposes and adjustments made to properly reflect compensation expense under SFAS No. 123. For the three months ended September 30, 2004, such adjustments decreased the pro forma stock-based compensation expense determined under a fair value based method by $0.5 million and pro forma basic and diluted net loss per common share by $0.01. For the nine months ended September 30, 2004, such adjustments increased the pro forma stock-based compensation expense determined under a fair value based method by $0.6 million and pro forma basic and diluted net loss per common share by $0.01.

(3) ACQUISITION

On January 1, 2005, the Company completed the acquisition of ICG’s retail and wholesale customers in California; a 1,412 route mile state-wide fiber ring and 915 route miles of metropolitan fiber rings which connect 128 commercial buildings across major cities in California, along with certain network assets and assumed certain liabilities related to those assets ( “ICG California”) pursuant to an Asset Purchase Agreement (“Agreement”) dated October 22, 2004 by and among MCCC ICG Holdings, LLC (“MCCC”), ICG and the Company. MCCC is a joint venture between Columbia Capital and M/C Venture Partners. ICG is a Denver-based nationwide communications provider focused on delivering data and voice services to corporate customers, internet service providers and telecommunication carriers using a network that it owned and operated. It was a publicly held company until October 18, 2004 when it became a private entity through a merger transaction. As a result of this merger, MCCC owns 100% of the voting stock of ICG.

The Company purchased these assets for $16.6 million excluding liabilities assumed, comprised of (i) $14.1 million in the form of 10,740,030 shares of the Company’s common stock, (ii) $1.2 million in the form of warrants dated January 1, 2005, to purchase another 2,000,000 shares of the Company’s common stock exercisable on or prior to the fifth anniversary of the date of issuance at an exercise price of $1.38 per share and (iii) $1.3 million of direct acquisition costs (described below). The Company also assumed certain of ICG’s capital lease obligations in California, including its long-term leases for its fiber network, which had a fair value of $26.0 million as of January 1, 2005. The $14.1 million value of 10,740,030 shares of common stock was determined using an average stock price of $1.31 during the three days before and three days after the date the acquisition was announced. The fair value of the warrants was determined using the Black-Scholes method, with the following assumptions: dividend yield of 0%; expected warrant life of 5 years; risk free interest rate of 3.35%; and an expected volatility of 57%.

MCCC received one seat on the Company’s board of directors as a result of this transaction. In connection with the acquisition, Columbia Capital and M/C Venture Partners, through their ownership of MCCC, invested $2.5 million in cash for an additional 1,988,894 shares of the Company’s common stock on January 5, 2005.

The ICG transaction described above involved a management services agreement and a transition services agreement that maintained the continuity of the ICG operations in California and prepared for the transfer of required business functions to the Company. Under the management services agreement, the Company reimbursed ICG for the cost of specific services provided by ICG on the Company’s behalf between the date the definitive agreement was signed (October 22, 2004) and final closing (January 1, 2005). The Company recognized gross direct acquisition costs of $0.5 million for services and fees incurred under the management services agreement. The management services agreement also provided that the operating results of ICG’s California operations accrued to the benefit of the Company during the period of the agreement. During this period, ICG’s California operations generated operating income of $0.3 million, which has been recorded as an offset to the gross direct acquisition costs the Company incurred under the management services agreement. The Company recorded additional direct acquisition costs of $1.1 million primarily for legal and consulting fees incurred in connection with the ICG California acquisition. The $1.3 million of net direct acquisition costs described above has been included as a component of the purchase price in accordance with SFAS No. 141, “Business Combinations.”

Commencing on the transaction closing date, January 1, 2005, certain services have been provided by ICG to the Company under a transition services agreement providing for services through December 31, 2005. For the nine months ended September 30, 2005, the Company incurred $1.3 million of expense under the transition services agreement, primarily related to accounting, billing, collections, provisioning, call center and network support services performed by ICG on the Company’s behalf, which are included in selling, general and administrative expenses in the Company’s consolidated statements of operations. The expense incurred under the transition services agreement for the three months ended September 30, 2005 was minimal.

At September 30, 2005, approximately $0.4 million of cash has been received by ICG from customer payments on behalf of the Company, which amounts are to be remitted to the Company under the terms of the transition services agreement. This amount is recorded on the accompanying consolidated balance sheets in other receivables and is expected to be received by the Company in the fourth quarter of 2005, net of amounts due to ICG under the transition services agreement and other operating expenses paid on behalf of the Company by ICG.

The Company retained independent appraisers to assist in determining the fair value of certain assets acquired and liabilities assumed as required under SFAS No. 141, “Business Combinations.” The final valuation was completed in the second quarter of 2005 and resulted in adjustments consisting of changes from the January 1, 2005 estimated fair values reflected in the Company’s first quarter 2005 consolidated financial statements. At September 30, 2005, certain components of purchase accounting related to final reconciliation of the amounts to be recognized under the management services agreeement with ICG are still considered to be preliminary and represent management’s best estimate of current values, which are subject to revision; however, no material changes in estimates are anticipated to be required. The following table summarizes the adjustments made to the estimated fair values of the assets acquired and liabilities assumed as of January 1, 2005 (in thousands):

Assets Acquired	Initial Estimate *	Adjustments	Revised Estimate
Accounts receivable	$1,526	$—	$1,526
Other receivables	301	—	301
Prepaid expenses and other current assets	55	5	60
Property and equipment	29,771	2,528	32,299
Goodwill	5,301	3,560	8,861
Other intangibles	3,420	(324)	3,096
Other long-term assets	255	(5)	250
Total assets acquired	40,629	5,764	46,393

Liabilities Assumed
Current maturities of capital lease obligations	2,077	399	2,476
Deferred revenue	1,526	87	1,613
Accrued other expenses	1,652	71	1,723
Long-term capital lease obligations	19,105	4,421	23,526
Long-term deferred revenue	—	78	78
Asset retirement obligations	336	—	336
Total liabilities assumed	24,696	5,056	29,752

Total purchase price (exclusive of liabilities assumed)	$15,933	$708	$16,641

*	As reported by the Company prior to the completion of the independent valuation.

Commencing on January 1, 2005, the results of operations for ICG California have been included as part of the accompanying consolidated financial statements of the Company. The following unaudited pro forma financial information represents the combined results of operations for the Company and ICG California for the three and nine months ended September 30, 2004, assuming that the ICG California acquisition had occurred as of January 1, 2004, after giving effect to certain adjustments including depreciation and amortization expense, interest expense and the issuance of common stock and warrants. These pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the results that may occur in the future or that would have occurred had the acquisition occurred during the prior year (in thousands, except common share and per common share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
	(pro forma)

Operating revenue	$47,070	$145,936
Net loss	$(4,372)	$(14,754)
Basic and diluted net loss per common share	$(0.05)	$(0.17)

Basic and diluted weighted average common shares outstanding	89,216,448	89,106,344

(4) INVESTMENTS

The Company’s short-term and long-term investments consist of investment-grade debt securities which are recorded at fair value and classified as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Interest and amortization of premiums for available-for-sale securities have been included in interest income for the three and nine months ended September 30, 2005. The Company recorded proceeds from the sale of investments available-for-sale of $0.3 million and $1.3 million for the three and nine months ended September 30, 2005, respectively. The Company does not hold these investments for speculative or trading purposes. As of September 30, 2005, no securities were impaired under the provisions of Emerging Issues Task Force (“EITF”) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

The fair value of investments available-for-sale as of September 30, 2005 and December 31, 2004 were as follows (in thousands):

	September 30,	December 31,
	2005	2004
Short-term investments:
Auction rate securities	$6,050	$6,150
Certificates of deposit	335	—
Corporate bonds	1,859	1,396
U.S. government agency notes	1,514	518
Total short-term investments	$9,758	$8,064

Long-term investments:
U.S. government agency notes	$—	$1,032
Certificates of deposit	190	—
Corporate bonds	258	1,009
Total long-term investments	$448	$2,041

(5) PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
Buildings and property	$1,713	$1,716
Telecommunication and switching equipment	64,322	33,968
Leasehold improvements	7,300	6,892
Fiber optic network	12,033	—
Computer hardware and software	9,007	7,638
Office equipment and other	3,810	2,722
Assets held for future use	3,570	3,296
	101,755	56,232
Accumulated depreciation and amortization	(40,400)	(27,206)
	61,355	29,026
Construction in progress	4,688	3,986
Net property and equipment	$66,043	$33,012

Included in the table is $32.3 million of property and equipment acquired as a result of the ICG California acquisition, discussed in Note 3. Depreciation expense for the three months ended September 30, 2005 and 2004 was $4.6 million and $2.7 million, respectively, and for the nine months ended September 30, 2005 and 2004, depreciation expense was $13.4 million and $8.2 million, respectively.

Assets held for future use are directly related to the recovery of switch and collocation equipment from markets cancelled or exited, primarily during 2002 and 2001, and continued network enhancements which are expected to be re-deployed throughout the Company's remaining operating markets. These assets continue to be depreciated and the net book value at September 30, 2005 and December 31, 2004 was $1.2 million and $1.4 million, respectively.

(6) GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its goodwill and intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill and other separately recognized intangible assets with indefinite lives will no longer be amortized, but will be subject to at least an annual assessment for impairment through the application of a fair value-based test. Intangible assets that do have finite lives will continue to be amortized over their estimated useful lives.

Intangible assets consist of the following (in thousands):
	September 30, 2005	December 31, 2004
Amortized intangible assets:
Customer relationships	$16,301	$13,745
Internally developed software	340	—
Product licensing agreement	200	—
	16,841	13,745

Less: accumulated amortization:
Customer relationships	(14,384)	(11,072)
Internally developed software	(85)	—
Product licensing agreement	(30)	—
	(14,499)	(11,072)

Amortized intangible assets, net	2,342	2,673
Trademark	1,694	1,694
Intangibles, net	$4,036	$4,367

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

Goodwill of $8.9 million also resulted from the ICG California acquisition as discussed in Note 3, and was determined based on purchase accounting standards as the excess of the purchase price including liabilities assumed over the fair value of identifiable assets acquired.

Amortization expense related to customer relationships, software and the product licensing agreement for the three months ended September 30, 2005 and 2004 was $0.6 million and $1.1 million, respectively, and for both the nine months ended September 30, 2005 and 2004, amortization expense was $3.4 million. The trademark was determined to have an indefinite life and is not subject to amortization.

Estimated amortization expense for each of the next five years ending December 31, consists of the following (in thousands):

Remaining 2005	$252
2006	1,005
2007	1,005
2008	40
2009	40
$2,342

(7) OTHER LONG-TERM ASSETS

Other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2005	2004

Deposits on operating leases	$1,449	$1,095
Deposits on purchase commitments	1,349	—
Deferred installation costs	1,081	1,101
Prepaid insurance	406	572
Other	250	396
Direct acquisition costs	—	1,110
Other long-term assets	$4,535	$4,274

During June 2005, the Company entered into an asset purchase agreement with IDACOMM, a subsidiary of IDACORP, Inc., to acquire four strands of dark fiber within a fiber network that IDACOMM is currently constructing in Las Vegas, Nevada. The total purchase commitment for this fiber network is $2.5 million, of which $1.3 million was paid to IDACOMM as a deposit in June 2005. IDACOMM may transfer individual segments of the fiber network to the Company as each identifiable segment is completed and accepted. As of September 30, 2005, the Company has not accepted any individual segments of the fiber network. Accordingly, the $1.3 million deposit has been included within “Deposits on purchase commitments” in the above table of other long-term assets.

As of December 31, 2004, other long-term assets included $1.1 million of direct acquisition costs incurred by the Company in preparation for the ICG acquisition. In January 2005, the direct acquisition costs were included as a component of the purchase price for the ICG acquisition, as discussed in Note 3.

(8) LINE OF CREDIT

The Company’s agreement with a lending institution provides the Company with a revolving line of credit facility of up to $7.5 million, secured by certain customer accounts receivable. The agreement expires on January 24, 2006. This credit facility bears an interest rate equal to the prime lending rate plus two percent (2%) per annum. At September 30, 2005, the Company had $7.5 million in availability under this agreement. Interest expense related to the line of credit (consisting of the allocable portion of the annual commitment fee) was $0.1 million for the three months ended September 30, 2005 and 2004 and $0.2 million for the nine months ended September 30, 2005 and 2004. The Company has not borrowed under the line of credit during 2005 and has no outstanding balance as of September 30, 2005.

(9) CAPITAL LEASE OBLIGATIONS

Capital lease obligations consist of the following (in thousands):

September 30,
2005
Capital lease obligations	$23,679
Less current portion	(538)
$23,141

The following is the leased property under capital leases by major classes (in thousands):

September 30,
2005
Fiber optic network	$8,033
Office equipment and other	161
8,194
Less: accumulated amortization	(429)
$7,765

Pursuant to the acquisition of ICG California in January 2005, discussed in Note 3, the Company assumed certain capital leases of ICG, including certain long-term leases for its fiber network, which had a fair value of $26.0 million as of January 1, 2005 utilizing an implicit interest rate of 15%. The capital lease obligations have terms that range from 2 to 16 years. The following table shows the future minimum lease payments under capital leases for each of the next five years ending December 31 and periods thereafter (in thousands):

Remaining 2005	$111
2006	4,059
2007	4,031
2008	4,031
2009	3,996
Thereafter	43,791
Total minimum lease payments	60,019
Less: amounts representing interest	(36,340)
Net present value of capital lease obligations	$23,679

(10) ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

The telecommunications and data equipment the Company has acquired from ICG is located in various leased facilities. In some cases, the Company has contractual obligations to remove certain of the assets associated with these lease agreements upon termination of the agreements. SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred. Accordingly, as part of the opening balance sheet for the ICG California acquisition, the Company has recorded a liability and asset for the present value of the estimated future exit costs associated with the related asset retirement obligations, which have been recorded within other long-term liabilities and property and equipment, respectively, in the consolidated balance sheet. The liability was established by calculating the present value of the asset retirement obligation using a discount rate over a period which is representative of the estimated useful life of the related assets. Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is a component of depreciation and amortization on the consolidated statements of operations.

The following table is a reconciliation of the beginning and ending asset retirement obligations (in thousands):

Balance as of December 31, 2004	$—
Recognition of liability at January 1, 2005	336
Accretion	46
Balance as of September 30, 2005	$382

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

(11) COMMITMENTS AND CONTINGENCIES

Lease Obligations and Purchase Commitments

In the ordinary course of business, the Company enters into purchase agreements with its vendors. As of September 30, 2005, the Company had total unfulfilled commitments with vendors of $5.5 million. Included in this amount is the remaining $1.2 million purchase commitment with IDACOMM, as discussed in Note 7. The Company also has various agreements with certain carriers for transport, long distance and other network services. At September 30, 2005, the Company’s minimum commitment under these agreements is $17.4 million, which expire through December 2026.

On January 1, 2005, the Company experienced significant changes in its real estate operating lease obligations in connection with the acquisition of ICG California, discussed in Note 3. At September 30, 2005, the Company had $8.7 million of remaining operating lease obligations assumed from ICG, which expire through March 2010.

Additionally, on February 10, 2005, the Company entered into an amendment to its Las Vegas, Nevada switch site lease. In consideration for the Company’s agreement to accelerate the expiration date of the lease to an earlier date, the landlord paid the Company $7.7 million in cash and agreed to $0.3 million in rent abatement from February 1, 2005 through the lease expiration at June 30, 2006. The cash was received in February 2005. This $8.0 million settlement, net of $0.8 million of estimated costs to exit the facility, has been included in other income in the consolidated statement of operations for the nine months ended September 30, 2005. The impact of this early termination of the existing lease as of September 30, 2005, reduced the Company’s lease obligations by approximately $0.9 million and changed the lease expiration date from August 2011 to June 2006. The Company entered into a lease for a new switch site with a third party during the second quarter of 2005. Over the next two to three quarters, the Company expects to use a portion of the $7.7 million one-time payment to construct a new switch facility in the Las Vegas market and to cover exit costs related to the existing switch site.

Included in the table below are obligations for continuing operations as of September 30, 2005 (in thousands):

	2005	2006	2007	2008	2009	Thereafter
Operating lease obligations	$1,978	$7,698	$6,645	$4,922	$3,641	$3,561
Circuit lease obligations	2,009	6,523	4,569	774	461	3,103
Purchase commitments	4,223	1,255	—	—	—	—
Total	$8,210	$15,476	$11,214	$5,696	$4,102	$6,664

As provided in the asset sale agreements for the Company’s discontinued markets sold to third parties in 2003, the purchasers of these assets assumed the liabilities associated with the markets acquired. However, the Company remains contingently liable for several of the obligations in these markets. The Company is guarantor of future lease obligations with expirations through 2015. The guarantees arose from the assignment of leases resulting from the asset sales. The Company is fully liable for all obligations under the terms of the leases in the event that the assignee fails to pay any sums due under the lease. The remaining maximum potential amount of future payments the Company could be required to make under the guarantees at September 30, 2005 was $8.1 million. No payments have been made to date and none are expected to be required to be made in the future. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” the fair value of these obligations is limited and accordingly no liability was recorded on the Company’s consolidated balance sheet at September 30, 2005 or December 31, 2004.

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

The Company was party to an equipment lease dispute that resulted in claims being made against the Company and certain of its subsidiaries. On November 1, 2002, the plaintiff initiated the first of several actions against the subsidiary in the Circuit Court of St. Louis County, Missouri, and also filed actions in the U.S. Bankruptcy Court for the District of Delaware for recovery of claimed damages. In July 2005, a settlement was reached for all legal actions and the $0.6 million difference between the estimated liability previously recorded and the settlement amount was reflected as a reduction of selling, general and administrative expense on the consolidated statements of operations in the second quarter ended June 30, 2005. A contingent liability reserve of $0.8 million for this matter has been recorded in accrued other expenses on the consolidated balance sheet as of September 30, 2005, and reflects the amount paid by the Company on October 3, 2005 as per the settlement.

Interconnection Agreements

In the ordinary course of business, the Company has negotiated interconnection agreements with SBC Corp. (with its California and Illinois subsidiaries), Sprint Nevada and Verizon California in each of the markets in which it operates. All of these agreements expired in 2004. While the parties negotiate new agreements, the existing terms and conditions of these agreements continue in full force and effect. These agreements specify the terms and conditions under which the Company leases unbundled network elements (“UNEs”) including type of UNE, price, delivery schedule, and maintenance and service levels. The Company has no minimum purchase obligations and pays for only those UNEs it orders and receives. While the Company has no performance requirements imposed upon it, the incumbent carriers must perform at specified levels, generally at a parity level with the same services provided to the incumbent's retail customers. To the extent the services of the local exchange carriers are used, the Company and its customers are subject to the quality of service, equipment failures and service interruptions of the local exchange carriers.

The Company is dependent on the cooperation of the incumbent local exchange carriers to provide service for the origination and termination of its local and long distance traffic. Historically, charges for these services have made up a significant percentage of the overall cost of providing these services. The Company incurs costs through the use of services agreed to in the interconnection agreements. The costs are recognized in the period in which the service is delivered and are included as items within cost of operating revenues. From time to time the carriers present inaccurate bills which the Company disputes and ultimately settles in the normal course of business.

Sales Tax and Property Tax Reserves

The Company maintains reserves for estimated exposure for various sales and use taxes that taxing jurisdictions may claim as being owed due to interpretations of state and local regulations as well as for positions taken related to the underlying taxable base of capital expenditures made in the past by the Company. Similarly, reserves are maintained for positions taken on the assessment basis used to pay certain property taxes to various state and local taxing jurisdictions. The Company believes that all such reserves are appropriately recorded in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” at September 30, 2005.

(12) STOCKHOLDERS’ EQUITY

The Company maintains a warrant program which makes available to independent sales agents engaged by the Company, warrants to purchase shares of the Company’s common stock, with the number of warrants to be granted based on the increase in baseline sales performance achieved by these independent sales agents. For the three and nine months ended September 30, 2005, the Company issued warrants to purchase 192,645 and 545,483 shares of common stock through this program with a weighted average exercise price of $1.39 and $1.49 per common share, respectively. These warrants are exercisable at any time and expire three years from the issuance date. For the three and nine months ended September 30, 2005, $0.1 million and $0.3 million of agent selling expense was recognized, respectively, as a result of the issuance of these warrants. Agent selling expense is included as a component of selling, general and administrative expenses in the consolidated statements of operations. The amount of expense recognized was determined using the Black-Scholes method to calculate fair market value, with the following assumptions: dividend yield of 0%; expected warrant life of 3 years; risk free interest rate ranging from 3.39% to 4.08%; and an expected volatility ranging from 52% to 55%.

During September 2005, the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 to register 11,500,000 shares of the Company’s common stock issuable by the Company upon the exercise of options and other stock-based awards that have been granted or may be granted under the Company’s 2005 Long-Term Incentive Plan (“the 2005 Plan”). The 2005 Plan replaces the Company’s previous non-stockholder approved plans, the Mpower Holding Corporation Stock Option Plan I and Mpower Holding Corporation Stock Option Plan II (together, the “Prior Plans”) and became effective upon approval of the stockholders on August 16, 2005 at the Company’s annual stockholders meeting. Additionally during September 2005, the Company filed Post-Effective Amendment No. 1 to Form S-8 to deregister a total of 2,460,954 unissued shares of the Company’s common stock that had been available for issuance under the Prior Plans since no further options may be granted under the Prior Plans. The prior registration statement remains in effect for outstanding options under the Prior Plans.

During May 2005, the Company filed with the Securities and Exchange Commission a registration statement on Form S-3 for the benefit of ICG and MCCC as the selling stockholders under the registration statement. The registration statement was declared effective by the SEC on May 13, 2005. The registration statement was required to be filed by the terms of the asset purchase agreement and related agreement entered into as a part of the ICG California acquisition, as discussed in Note 3. The selling stockholders may offer the shares of the Company’s common stock registered by the prospectus. The registration statement covers the possible resale of (A) 1,988,894 shares of common stock issued pursuant to the terms of a Subscription Agreement, dated as of January 1, 2005, by and between the Company and MCCC, (B) 10,740,030 shares of common stock issued pursuant to the terms of the asset purchase agreement, dated as of October 22, 2004, by and among the Company, MCCC and ICG and (C) 2,000,000 shares of common stock issuable upon exercise of warrants issued pursuant to the asset purchase agreement. The Company will not receive any of the proceeds from the sale of the common shares pursuant to the registration statement.

(13) DISCONTINUED OPERATIONS

The Company’s September 30, 2005 consolidated balance sheet reflects a $0.5 million receivable related to asset sales from discontinued markets. This receivable has been included in other receivables in the consolidated balance sheets and the balance is being held in escrow by a third party escrow agent. No allowance for doubtful accounts for this receivable has been established as the Company received a disbursement of $1.0 million from escrow in March 2005 and expects to receive the remaining $0.5 million, net of expenses chargeable to the Company of $0.3 million included in accrued other expenses on the consolidated balance sheet, before the end of 2005.

The operating revenues and expenses of the Company’s discontinued markets have been classified as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for all periods presented. (Loss) income related to these discontinued markets was as follows for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenues	$—	$—	$—	$3
Operating expenses (income)	32	(508)	67	(689)
Gain on disposal of assets	—	—	—	(50)
(Loss) income from discontinued operations	$(32)	$508	$(67)	$742

(14) LOSS PER COMMON SHARE

SFAS No 128, "Earnings Per Share," requires the Company to calculate its income (loss) per common share based on basic and diluted income (loss) per common share, as defined. Basic and diluted loss per common share for the three and nine months ended September 30, 2005 and 2004 was computed by dividing the loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For the three and nine months ended September 30, 2005 and 2004, the Company incurred losses from continuing operations. As a result of the losses, as of September 30, 2005 and 2004, the Company had outstanding 26,171,673 and 21,728,256 options and warrants, respectively, which were convertible into common shares that were not included in the calculation of diluted loss per common share because the effect would be antidilutive.

The following table summarizes the calculation of basic and diluted loss per common share (in thousands, except common share and per common share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic and diluted loss per common share
Loss from continuing operations	$(2,279)	$(1,854)	$(2,698)	$(3,755)
(Loss) income from discontinued operations	(32)	508	(67)	742
Net loss	$(2,311)	$(1,346)	$(2,765)	$(3,013)

Weighted average common shares outstanding	91,473,028	78,476,418	91,415,956	78,405,511

Basic and diluted loss from continuing operations per common share	$(0.03)	$(0.02)	$(0.03)	$(0.05)
Basic and diluted (loss) income from discontinued operations per common share	(0.00)	0.00	(0.00)	0.01
Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.03)	$(0.04)

(15) OPERATING SEGMENTS

Reportable Segments

The Company operates its business as one segment and as a consolidated entity managed at a national level. The Company’s products and services have similar network operations, back-office support and technology requirements and are sold through similar sales channels to a similar targeted customer base. Therefore, the Company manages these services as a single segment that are sold in geographic areas, or markets, within the United States, or that are sold to customers with a presence across geographical markets. The Company regularly evaluates the makeup of its business to determine whether more than a single segment exists as its business evolves and develops.

Products and Services

The Company classifies its products and services into various revenue categories as shown in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Plain old telephone service (“POTS”)/DSL	$20,399	$21,296	$62,160	$64,793
T1 based products and services	15,873	9,175	43,896	24,705
Private lines	4,527	—	13,116	—
Long distance and other usage	5,009	3,889	14,891	11,216
Switched access	3,341	3,233	10,074	12,528
Total operating revenue	$49,149	$37,593	$144,137	$113,242

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

Executive Summary - an executive review of our performance for the three and nine months ended September 30, 2005.

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

Results from Continuing Operations - an analysis of our results of operations for the three and nine months ended September 30, 2005 and 2004, including a review of the material items and known trends and uncertainties.

Discontinued Operations - an analysis of our discontinued operations for the three and nine months ended September 30, 2005.

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

Executive Summary

Our total operating revenues for the third quarter of 2005 were $49.1 million, up 4% over the second quarter of 2005, and up 31% over the third quarter of 2004. Core customer revenues were $45.8 million in the third quarter of 2005 compared to $44.2 million and $34.4 million in the second quarter of 2005 and third quarter of 2004, respectively. We implemented a price increase in the third quarter of 2005 that resulted in $0.7 million of additional revenue in the quarter. Total operating revenue and core customer revenues for the third quarter of 2004 do not include revenue from the ICG California customer base acquired on January 1, 2005.

Continuing the evolution from a plain old telephone service (“POTS”) and DSL business to a facilities-based T1 platform company, T1 based recurring customer revenue increased 10% over the second quarter of 2005. This growth is due to a number of factors including our sales efforts across all channels, T1 customer churn of only 1.6% in the third quarter of 2005 and the price increase implemented in August 2005 which increased third quarter T1 platform revenues by $0.3 million. Our T1 platform products now represent 50% of our total monthly recurring revenue with 77% of our third quarter 2005 new recurring revenue being installed on our T1 platform.

We classify our products and services into various revenue categories as shown in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Plain old telephone service (“POTS”)/DSL	$20,399	$21,296	$62,160	$64,793
T1 based products and services	15,873	9,175	43,896	24,705
Private lines	4,527	—	13,116	—
Long distance and other usage	5,009	3,889	14,891	11,216
Switched access	3,341	3,233	10,074	12,528
Total operating revenue	$49,149	$37,593	$144,137	$113,242

We continue to be challenged in our ability to grow our direct sales force. We ended the third quarter of 2005 with 131 quota-carrying sales people. This compares to 145 at June 30, 2005. Our training and recruiting efforts are focused on obtaining sales people who will be productive and long-term, and we continue to aggressively look for qualified candidates to add to our direct sales force. Excluding quota-carrying sales people, our headcount increased from June 30, 2005 by 4 to 720 at September 30, 2005.

In addition to our direct sales force and our growing agent channel, we see the need to sell more through “partner” channels such as value-added resellers or equipment systems integrators as we evolve to selling into larger business customers. We are investing in project management resources, enhanced back office systems and dedicated sales and engineering resources to support this sales channel opportunity.

We have been working over the past several months to transition to a new IP application platform. While we have offered voice over internet protocol (“VOIP”) in our network for over four years, we will now focus even more on making VOIP a key component of our service offerings. We believe our ability to package our broadband product set with our hosted IP Private Branch Exchange (“PBX”) capability, having our own network and extensive customer and field support capabilities will differentiate us in the market. We expect a full rollout of our new VOIP services during the first quarter of 2006.

At September 30, 2005, we believe we are poised to fully benefit from the integration of ICG’s California customer base and network. All significant back-office functions have now been integrated into the Mpower system and all customer traffic has been re-routed from ICG’s switch facilities to our network. We are pleased that these conversions have been largely on our expected timetable and with minimal impact to our customers.

We continue to make progress on our various network initiatives including the installation of a new soft switch in Los Angeles (now completed and ready for traffic), the construction of a new switch facility in Las Vegas to replace the existing facility in that market, build-out of our fiber network in Las Vegas that will put our switch and 12 Las Vegas market collocations on owned fiber, and various other network grooming activities designed to lower our operating costs and position us for adding further growth onto our fixed network. We will also complete the renovation of our network operations center (“NOC”) in November 2005.

We actively participate in various regulatory proceedings in order to monitor Federal or state matters that could impact our business.

We ended the third quarter of 2005 with $26.4 million of unrestricted cash, cash equivalents and investments available-for-sale, as compared to $32.4 million at the end of the second quarter of 2005. This decrease was expected and reflects our results from operations, changes in working capital accounts, third quarter cash outlays for capital expenditures of $5.6 million and scheduled capitalized lease payments of $2.2 million made in the quarter.

We continue to believe that we are well-positioned to create value for our shareholders in any future consolidations because of our broad service offerings in our Tier One markets, our debt-free balance sheet and incremental operating income margins.

Company Overview

We were one of the first facilities-based competitive local telephone companies founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. Today, we offer local and long distance voice services as well as high-speed Internet access and voice over internet protocol (“VOIP”) by way of a variety of broadband product and service offerings over our own network of collocations, switches and fiber network. On January 1, 2005, we acquired certain assets and assumed certain liabilities of ICG. The assets acquired include ICG’s customer base and certain network assets in California, including a 1,412 route mile state-wide fiber ring and 915 miles of metropolitan fiber rings that connect 128 commercial buildings. All of our services are offered through our wholly-owned subsidiary, Mpower Communications Corp. (“Communications”) primarily to small and medium-sized business customers in all of our markets and residential customers primarily in the Las Vegas market. Our markets include Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois.

As a facilities-based provider, we own and control a substantial amount of our network infrastructure. Our network reaches across 297 central office collocation sites. In April 2004, we began selling T1 services to customers using facilities that do not directly connect to these collocation sites. We refer to this as “off-network.” Having off-network facilities increases the number of our potential customers. We have seven switches in our network, including one Lucent “soft switch” we installed in our Los Angeles market in September 2005. A soft switch enables us to provide more features to our customers at lower on-going operating costs and less capital expenditures than traditional Class 5 switch equipment.

The addition of the ICG California assets in January 2005, including a statewide SONET-based fiber network in California, and the June 2005 agreement to purchase a 141 route mile fiber network with three survivable rings in Las Vegas will add to our deep collocation and switching infrastructure. These network additions allow us to offer new products such as private line, accelerate our speed-to-market with IP Centrex capabilities, including VOIP, position us as a strong player in the wholesale market, and reduce our reliance on the ILECs.

As of November 2005, we have approximately 845 employees. We have established working relationships with Verizon, Sprint, and SBC (including its operating subsidiaries PacBell and Ameritech).

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

We operate our business as one segment and as a consolidated entity managed at a national level. Our products and services have similar network operations, back-office support and technology requirements and are sold through similar sales channels to a similar targeted customer base. Therefore, we manage these services as a single segment that are sold in geographic areas, or markets, within the United States, or that are sold to customers with a presence across geographical markets. We regularly evaluate the makeup of our business to determine whether more than a single segment exists as our business evolves and develops.

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

We purchased these assets for $16.6 million excluding liabilities assumed, comprised of (i) $14.1 million in the form of 10,740,030 shares of our common stock, (ii) $1.2 million in the form of warrants dated January 1, 2005, to purchase another 2,000,000 shares of our common stock exercisable on or prior to the fifth anniversary of the date of issuance at an exercise price of $1.38 per share and (iii) $1.3 million of direct acquisition costs (described below). We also assumed certain of ICG’s capital lease obligations in California, including its long-term leases for its fiber network which had a fair value of $26.0 million as of January 1, 2005. The $14.1 million value of 10,740,030 shares of common stock was determined using an average stock price of $1.31 during the three days before and three days after the date the acquisition was announced. The fair value of the warrants was determined using the Black-Scholes method, with the following assumptions: dividend yield of 0%; expected warrant life of 5 years; risk free interest rate of 3.35%; and an expected volatility of 57%.

Upon completion of the ICG California acquisition on January 1, 2005, consideration was paid and we took title to that business. We retained independent appraisers to assist us in determining the fair value of certain assets acquired and liabilities assumed as required under SFAS No. 141, “Business Combinations.” The final valuation was completed in the second quarter of 2005 and resulted in adjustments consisting of changes from the January 1, 2005 estimated fair values reflected in our first quarter 2005 consolidated financial statements. At September 30, 2005, certain components of purchase accounting related to final reconciliation of the amounts to be recognized under the management services agreement with ICG are still considered to be preliminary and represent management’s best estimate of current values, which are subject to revision; however, no material changes in estimates are anticipated to be required. The following are the adjustments made to the estimated fair value of assets acquired and liabilities assumed as of the closing date (in thousands):

Assets Acquired	Initial Estimate *	Adjustments	Revised Estimate
Accounts receivable	$1,526	$—	$1,526
Other receivables	301	—	301
Prepaid expenses and other current assets	55	5	60
Property and equipment	29,771	2,528	32,299
Goodwill	5,301	3,560	8,861
Other intangibles	3,420	(324)	3,096
Other long-term assets	255	(5)	250
Total assets acquired	40,629	5,764	46,393

Liabilities Assumed
Current maturities of capital lease obligations	2,077	399	2,476
Deferred revenue	1,526	87	1,613
Accrued other expenses	1,652	71	1,723
Long-term capital lease obligations	19,105	4,421	23,526
Long-term deferred revenue	—	78	78
Asset retirement obligations	336	—	336
Total liabilities assumed	24,696	5,056	29,752

Total purchase price (exclusive of liabilities assumed)	$15,933	$708	$16,641

*	As reported by us prior to the completion of the independent valuation.

The assets of ICG California consist primarily of:

•	Certain switching and routing equipment, located both in ICG California facilities and in facilities operated by one or more incumbent local exchange carriers;

•	Customer and sales agreements that constitute a majority of ICG California’s voice and data revenues;

•	Lit fiber capacity originally purchased by ICG as well as leased fiber network capacity, which are both expansive of our current network.

Of the $3.1 million of acquired other intangible assets, approximately $2.6 million was assigned to ICG California’s customer base, which has an estimated useful life of 3 years. Approximately $0.3 million was assigned to ICG California’s acquired software that has an estimated useful life of 3 years and approximately $0.2 million was assigned to a product licensing agreement with a useful life of 5 years. Additionally, $8.9 million was assigned to goodwill.

The ICG transaction described above involved a management services agreement and a transition services agreement that maintained the continuity of the ICG operations in California and prepared for the transfer of required business functions to us. Under the management services agreement, we reimbursed ICG for the cost of specific services provided by ICG on our behalf between the date the definitive agreement was signed (October 22, 2004) and final closing (January 1, 2005). We recognized gross direct acquisition costs of $0.5 million for services and fees incurred under the management services agreement. The management services agreement also provided that the operating results of the ICG California operations accrued to our benefit during the period of the agreement. During this period, ICG’s California operations generated operating income of $0.3 million, which has been recorded as an offset to the gross direct acquisition costs we incurred under the management services agreement. We recorded additional direct acquisition costs of $1.1 million primarily for legal and consulting fees incurred in connection with the ICG California acquisition. The $1.3 million of net direct acquisition costs described above has been included as a component of the purchase price in accordance with SFAS No. 141, “Business Combinations.”

Commencing on the transaction closing date, January 1, 2005, certain services have been provided by ICG to us under a transition services agreement providing for services through December 31, 2005. For the nine months ended September 30, 2005, we incurred $1.3 million of expense under the transition services agreement, primarily related to accounting, billing, collections, provisioning, call center and network support services performed by ICG on our behalf, which are included in selling, general and administrative expenses in our consolidated statements of operations. The expense incurred under the transition services agreement for the three months ended September 30, 2005 was minimal. A reduced amount of these transition services are expected to be provided through the fourth quarter of 2005, therefore we anticipate incurring minimal additional expenses for this item in the future.

At September 30, 2005, approximately $0.4 million of cash has been received by ICG from customer payments on our behalf, which amounts are to be remitted to us under the terms of the transition services agreement. This amount is recorded on our consolidated balance sheet in other receivables and we expect to receive this amount in the fourth quarter of 2005, net of amounts due to ICG under the transition services agreement and other operating expenses paid on our behalf by ICG.

Liquidity and Capital Resources

We believe that we have sufficient resources and liquidity to fund our planned operations. We will continue to pursue initiatives to increase liquidity and better position us to compete under current and projected conditions.

In February 2005, we entered into an amendment to the lease with our landlord for our switch site in Las Vegas, Nevada. Under the amendment, our landlord paid us the sum of $7.7 million of cash and agreed to $0.3 million in rent abatement in consideration for our agreement to terminate our lease early and vacate the switch site by June 30, 2006. The rent abatement applies to our rent obligations from February 1, 2005 through June 30, 2006. In addition, in the event we need to supply fiber optic cable to our new location, the landlord has agreed to reimburse us for the actual costs incurred up to $0.5 million. We intend to expend a portion of the $7.7 million to construct a new switch facility in the Las Vegas market, so that the new switch will be operational prior to closing the old switch and vacating the existing premises. Through September 30, 2005, approximately $0.8 million has been expended. We expect that most of the cash expenditures associated with this relocation will be completed by March 31, 2006.

Developing and maintaining our network and business has required and will continue to require us to incur capital expenditures primarily consisting of the costs of purchasing network and customer premise equipment and maintaining our operations support system. Cash outlays for capital expenditures for the three and nine months ended September 30, 2005 were $5.6 million and $13.4 million, respectively, which is exclusive of capitalized labor of $0.5 million and $1.3 million for the three and nine months ended September 30, 2005, respectively. In June 2005, we paid a $1.3 million deposit, which is approximately one half of the total purchase price, for a 141-route mile fiber network with three fully survivable rings in Las Vegas. This deposit is recorded as an other long-term asset on our September 30, 2005 consolidated balance sheet and will be recognized as a capital expenditure when the conditions of the purchase agreement are met. This is expected to be in the first quarter of 2006.

As of September 30, 2005, we had $26.4 million in unrestricted cash and cash equivalents and short and long-term investments available-for-sale. We believe that our cash balances, when combined with our cash flow from operations will generate enough liquidity to fully fund our operations and our capital expenditures on a continuing basis. Based on our current business plan, we do not expect to draw from our $7.5 million line of credit during the remainder of 2005. The line of credit expires on January 24, 2006. Our investments available-for-sale consist of auction rate securities, government agency notes, certificates of deposit and corporate bonds. All investments are made in accordance with our investment policy and guidelines approved by our board of directors.

Cash Flow Discussion

In summary, our cash flows for the nine months ended September 30, 2005, were as follows (in thousands):

Nine Months Ended September 30, 2005
Net cash provided by operating activities	$3,430
Net cash used in investing activities	$(14,341)
Net cash used in financing activities	$(196)

The above summary of cash flows includes cash and cash equivalents.

At September 30, 2005, cash, cash equivalents and short and long-term investments available-for-sale were $26.4 million. This balance has the following components (in thousands):

Cash and cash equivalents	$16,220
Investments available-for-sale	9,758
Long-term investments available-for-sale	448
Total at September 30, 2005	$26,426

Cash Flows from Operating Activities and Investing Activities

Our cash flows from operating and investing activities are summarized as follows (in thousands):
	Nine Months Ended September 30,
	2005	2004

Net cash provided by operating activities	$3,430	$8,887

Cash flows from investing activities:
Purchases of property and equipment, net of payables	$(13,421)	$(4,504)
Deposits on property and equipment purchase commitments	(1,349)	—
Costs associated with business acquisition	(379)	—
Proceeds from sale of assets from continuing operations	155	385
Receipt of escrowed amounts from sale of assets from discontinued operations	1,000	63
Purchase of investments available-for-sale	(1,451)	—
Sale of investments available-for-sale	1,250	—
(Purchase) sale of restricted investments, net	(146)	137
Net cash used in investing activities	$(14,341)	$(3,919)

Operating Activities: Cash flows from operating activities were $3.4 million for the nine months ended September 30, 2005. This is a decrease of $5.5 million compared to the nine months ended September 30, 2004. The decrease is primarily a result of an increase in accounts receivable due to the increased revenue generated from adding the ICG California customers, a reduction in accounts payable due to significant payments for services delivered at the end of 2004 not paid for until the first quarter 2005, and timing differences in other working capital accounts. These decreases more than offset the $7.7 million we received in February 2005 for the Las Vegas switch site lease amendment. The Las Vegas switch site lease amendment and related impact on cash will not be recurring.

Investing Activities: For the nine months ended September 30, 2005 we used $14.3 million in cash for investing activities compared to $3.9 million for the nine months ended September 30, 2004. The cash used in 2005 primarily represents the investment of $13.4 million in capital expenditures and the $1.3 million initial deposit made for the purchase of the Las Vegas market fiber ring, partially offset by $1.0 million of funds received from escrowed amounts related to previous asset sales from discontinued operations.

Cash Flows from Financing Activities

Our cash flows from financing are summarized as follows (in thousands):
	Nine Months Ended September 30,
	2005	2004
Cash flows from financing activities:
Costs associated with line of credit	$(262)	$—
Payments on capital lease obligations	(2,479)	(256)
Proceeds from the issuance of common stock, net of costs	2,545	58
Net cash used in financing activities	$(196)	$(198)

Financing Activities: For the nine months ended September 30, 2005, we used $0.2 million of cash for financing activities. The cash used in 2005 primarily represents cash paid for capital lease obligations offset by the proceeds from the issuance of common stock to MCCC ICG Holdings, LLC (“MCCC”) in connection with the acquisition of ICG California. Cash paid for capital lease obligations increased in 2005 as a result of the assumption of the capital lease obligations in connection with the ICG California acquisition and the timing of payments made on the capital lease obligations in 2005.

Commitments and Contingencies

In the ordinary course of business, we enter into purchase agreements with our vendors. As of September 30, 2005, we had total unfulfilled commitments with vendors of $5.5 million. Included in this amount is the remaining $1.2 million purchase commitment with IDACOMM for the Las Vegas market fiber ring. We also have various agreements with certain carriers for transport, long distance and other network services. At September 30, 2005, our minimum commitments under these agreements are $17.4 million, which expire through December 2026.

On January 1, 2005 we experienced significant changes in our real estate operating lease obligations with the acquisition of ICG California. At September 30, 2005, we had $8.7 million of remaining operating lease obligations assumed from ICG, which expire through March 2010.

Additionally, in February 2005, we entered into an amendment to our Las Vegas, Nevada switch site lease as described above. In consideration for our agreement to accelerate the expiration date of the lease to an earlier date, the landlord paid us $7.7 million in cash and agreed to $0.3 million in rent abatement from February 1, 2005 through the lease expiration at June 30, 2006. The impact of this early termination reduced our lease obligations by approximately $0.9 million and changed our lease expiration date from August 2011 to June 2006. We entered into a lease for a new switch site with a third party during the second quarter 2005. Over the next two to three quarters, we expect to use a portion of the $7.7 million one-time payment to construct a new switch facility in the Las Vegas market and to cover exit costs related to the existing switch site.

Pursuant to the acquisition of ICG California in January 2005, we assumed certain capital leases of ICG, including certain long-term leases for its fiber network, which had a fair value of $26.0 million as of January 1, 2005. The assumed capital lease obligations have terms that range from 2 to 16 years.

Included in the table below are obligations for continuing operations as of September 30, 2005 (in thousands):

	2005	2006	2007	2008	2009	Thereafter
Operating lease obligations	$1,978	$7,698	$6,645	$4,922	$3,641	$3,561
Circuit lease obligations	2,009	6,523	4,569	774	461	3,103
Purchase commitments	4,223	1,255	—	—	—	—
Capital lease obligations, including interest	111	4,059	4,031	4,031	3,996	43,791
Total	$8,321	$19,535	$15,245	$9,727	$8,098	$50,455

As provided in the asset sale agreements for the discontinued markets sold to third parties in 2003, the purchasers of these assets assumed the liabilities associated with the markets acquired. However, we remain contingently liable for several of the obligations in these markets. We are guarantor of future lease obligations with expirations through 2015. The guarantees arose from the assignment of leases associated with the asset sales. We are fully liable for all obligations under the terms of the leases in the event that the assignee fails to pay any sums due under the lease. The remaining maximum potential amount of future payments we could be required to make under the guarantees at September 30, 2005 was $8.1 million. No payments have been made to date and none are expected to be required to be made in the future. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” the fair value of these obligations is limited and accordingly no liability was recorded on our consolidated balance sheet at September 30, 2005 or December 31, 2004.

Results from Continuing Operations

Analysis of Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004 (in millions):
	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004		Percentage Change Increase/ (Decrease)
		% of Revenue		% of Revenue	2005 vs. 2004
Operating revenues
Core customer trade revenue	$45.8	93%	$34.4	91%	33%
Switched access revenue	3.3	7%	3.2	9%	3%
Total revenue	49.1	100%	37.6	100%	31%
Cost of operating revenues (1)	23.0	47%	18.0	48%	28%
Selling, general and administrative expenses (2)	22.6	46%	17.7	47%	28%
Other operating expenses	5.1	10%	3.8	10%	34%
Loss from operations	(1.6)	*	(1.9)	*	16%
Other income (expense):
Interest income	0.2	*	0.1	*	100%
Interest expense	(0.9)	*	—	*	*
Other expense	—	*	—	*	*
Loss from continuing operations	(2.3)	*	(1.8)	*	28%
Discontinued operations:
(Loss) income from discontinued operations	—	*	0.5	*	*
Net loss	$(2.3)	*	$(1.3)	*	77%

*	Calculation is not meaningful.

(1)	Exclusive of depreciation and amortization of $3,970 and $2,024 for the three months ended September 30, 2005 and 2004, respectively.

(2)	Exclusive of depreciation and amortization of $1,195 and $1,851 for the three months ended September 30, 2005 and 2004, respectively.

Analysis of Consolidated Statements of Operations for the nine months ended September 30, 2005 and 2004 (in millions):

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004		Percentage Change Increase/ (Decrease)
		% of Revenue		% of Revenue	2005 vs. 2004
Operating revenues
Core customer trade revenue	$134.0	93%	$100.7	89%	33%
Switched access revenue	10.1	7%	12.5	11%	(19)%
Total revenue	144.1	100%	113.2	100%	27%
Cost of operating revenues (1)	67.0	46%	52.1	46%	29%
Selling, general and administrative expenses (2)	68.3	47%	53.5	47%	28%
Other operating expenses	16.6	12%	11.3	10%	47%
Loss from operations	(7.8)	*	(3.7)	*	(111)%
Other income (expense):
Interest income	0.6	*	0.3	*	100%
Interest expense	(2.8)	*	(0.2)	*	*
Other income (expense)	7.3	5%	(0.1)	*	*
Loss from continuing operations	(2.7)	*	(3.7)	*	27%
Discontinued operations:
(Loss) income from discontinued operations	(0.1)	*	0.7	*	(114)%
Net loss	$(2.8)	*	$(3.0)	*	(7)%

*	Calculation is not meaningful.

(1)	Exclusive of depreciation and amortization of $11,559 and $5,926 for the nine months ended September 30, 2005 and 2004, respectively.

(2)	Exclusive of depreciation and amortization of $5,197 and $5,729 for the nine months ended September 30, 2005 and 2004, respectively.

Quarterly Comparison - September 30, 2005 vs. September 30, 2004

Comparison of Financial Results

Our operational results for the three months ended September 30, 2005 are discussed below. As the acquisition of the ICG California business closed on January 1, 2005, results of operations from the ICG California business are included for the three months ended September 30, 2005, but not for three months ended September 30, 2004. In parts of our analysis we have included some insight into how our pre-ICG California business performed in the quarter ended September 30, 2005. As we more fully integrate this acquired business in future quarters, only consolidated results will be reported.

Results from discontinued operations have been excluded from this comparison.

Operating Revenues. Revenue for the quarter ended September 30, 2005 was $49.1 million as compared to $37.6 million for the quarter ended September 30, 2004. The 31% or $11.5 million increase was primarily due to:
•	An August 2005 price increase across selected products and services resulted in additional operating revenues of $0.7 million in the quarter ended September 30, 2005.
•
An increase of $6.3 million in our higher-end integrated voice and data services revenue resulting from an increase of approximately 4,000 average lines in service for these products since September 30, 2004 and the August 2005 price increase described above. The increase in lines resulted from a combination of the addition of the ICG California business and growth in our pre-ICG California business.

•	An increase of $4.5 million in our private line revenue as a result of our ICG California acquisition.
•	An increase of $0.8 million in our toll revenue primarily due to more minutes per customer, which resulted in an overall increase in minutes of use.
•
An increase of $0.5 million in our other revenue primarily due to a $0.3 million increase in directory assistance revenue as a result of rate increases that became effective in the first quarter of 2005 and a $0.2 million increase due to a settlement with one of our wholesale customers.

These increases were offset by:

•
A decrease in plain old telephone service (“POTS”) revenue of $0.7 million, primary the result of an average 13,000 fewer POTS billable lines in service in the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. The decrease occurred despite the addition of ICG California POTS revenue in 2005 and the August 2005 price increase described above.

Cost of Operating Revenues. Cost of operating revenue (excluding depreciation and amortization which is stated separately) for the quarter ended September 30, 2005 was $23.0 million as compared to $18.0 million for the quarter ended September 30, 2004. The 28% or $5.0 million increase was primarily due to:
•
An increase in our customer T1 expense of $2.3 million. Our pre-ICG California business had increased cost of operating revenues of $0.9 million or a 62% increase. This is a result of an increase in the number of customer T1 lines in service and an increase in the average cost per T1 resulting from ordering higher cost circuits to meet customer needs. An additional increase of $1.4 million is for ICG California acquired customer T1 lines.

•
An increase of $1.5 million for network access expense. $0.4 million of the increase was related to an increase in our core network access lines that were needed to support the ICG California fiber network. Additionally, we had a $1.1 million increase resulting from the acquired ICG California access lines. With the conversion of customers to our network from ICG switches in California in the third quarter of 2005, we anticipate network access cost to be reduced in the fourth quarter of 2005.

•	An increase of $1.3 million in rents and utilities as a result of the switch sites we acquired from ICG California that now house our transmission equipment.
•	An increase of $0.2 million in collocation costs as a result of the assumption of the rented space in the ICG California collocation sites.

These increases were offset by:

•
A decrease of $0.4 million in loop expense resulting from a reduction of POTS lines. This reduction in expense is a result of the continued focus on selling T1 or higher capacity circuits and less focus on selling POTS.

Selling, General and Administrative. For the quarter ended September 30, 2005, selling, general and administrative expenses (excluding depreciation and amortization which is stated separately) totaled $22.6 million, a 28% or $4.9 million increase from the $17.7 million for the quarter ended September 30, 2004. The increase is primarily due to:
•
A $2.2 million increase in salary, wages and benefit related expenses. This is primarily the result of an increase in average headcount from approximately 740 employees for the quarter ended September 30, 2004 to approximately 860 employees for the quarter ended September 30, 2005, due to the growth of our business and the impact of the ICG California acquisition.

•
Property tax related expenses were $1.2 million higher than during the quarter ended September 30, 2004 due to the reversal of certain accrued property tax payables during the quarter ended September 30, 2004 resulting from the resolution of property tax audits in California and adjustments in estimated audit exposure in other states.

•
Additional expenses of $0.4 million incurred internally as well as the use of external labor and materials necessary to transition the ICG California business to our business platform (“incremental transition expense”). We completed the acquisition of ICG’s California retail and wholesale customers and statewide fiber network on January 1, 2005, and expect to incur additional incremental transition expenses through the fourth quarter of 2005.

•	A $0.5 million increase in agent commissions as a result of significant revenue growth within the independent agent sales channel.
•	A $0.3 million increase in bad debt expense which was primarily a result of the acquired ICG California wholesale revenue streams.
•	A $0.2 million increase in engineering equipment and network maintenance expense which was driven by our network expansion as a result of the ICG California acquisition.

These increases were offset by:

•
A $0.2 million decrease in expense related to a paid time off policy change for certain of our employees effective September 1, 2005. We anticipate an additional reduction of this expense of approximately $0.5 million to $0.8 million in the quarter ending December 31, 2005.

Gain on Sale of Assets. Gain on sale of assets was minimal for the quarter ended September 30, 2005 as compared to $0.1 million for the quarter ended September 30, 2004.

Depreciation and Amortization. For the quarters ended September 30, 2005 and 2004, depreciation and amortization were $5.2 million and $3.9 million, respectively. The additional depreciation and amortization was primarily attributable to the $32.3 million of property and equipment and $3.1 million of intangibles acquired from ICG.

Loss from Operations. Our loss from operations was $1.6 million for the quarter ended September 30, 2005 as compared to $1.9 million for the quarter ended September 30, 2004.

Interest Income. Interest income was $0.2 million for the quarter ended September 30, 2005 as compared to $0.1 million for the quarter ended September 30, 2004. Interest income is derived primarily from the investment of cash and cash equivalents, investments available-for-sale, and restricted cash and cash equivalents.

Interest Expense. Gross interest expense was $0.9 million and $0.1 million for the quarters ended September 30, 2005 and 2004, respectively. Interest expense includes interest on capital lease commitments and commitment fees and interest paid relating to our line of credit. The increase is primarily a result of our assumption of capital leases in the ICG California acquisition.

Loss from Continuing Operations. We generated net loss from continuing operations of $2.3 million for the quarter ended September 30, 2005, compared to a $1.9 million loss from continuing operations for the quarter ended September 30, 2004.

Net Loss. As a result of the above and a minimal amount of loss from discontinued operations, net loss was $2.3 million for the quarter ended September 30, 2005 compared to a net loss of $1.3 million for the quarter ended September 30, 2004.

Nine Month Period Comparison - September 30, 2005 vs. September 30, 2004

Comparison of Financial Results

Our operational results for the nine months ended September 30, 2005 are discussed below. As the acquisition of the ICG California business closed on January 1, 2005, results of operations from the ICG California business are included for the nine months ended September 30, 2005, but not for nine months ended September 30, 2004. In parts of our analysis we have included some insight into how our pre-ICG California business performed in the nine months ended September 30, 2005. As we more fully integrate this acquired business in future quarters, only consolidated results will be reported.

Results from discontinued operations have been excluded from this comparison.

Operating Revenues. Revenue for the nine months ended September 30, 2005 was $144.1 million as compared to $113.2 million for the nine months ended September 30, 2004. The 27% or $30.9 million increase was primarily due to:
•
An increase of $18.1 million in our higher-end integrated voice and data services revenue resulting from an increase of approximately 4,200 average lines in service from a combination of the addition of the ICG California business and growth in our pre-ICG California business.

•	An increase of $13.1 million in our private line revenue from our ICG California acquisition.
•	An increase of $2.5 million in our toll revenue primarily due to more minutes per customer, which resulted in an overall increase in minutes of use.
•	An increase of $1.5 million in our other revenue primarily due to an increase in directory assistance revenue as a result of rate increases that became effective in the quarter ended March 31, 2005.

These increases were offset by:

•
A decrease of $2.4 million in switched access revenues primarily a result of a decrease of $1.4 million due to a reduction in the types of the Intralata toll traffic we agreed to bill to one of the ILECs during the first quarter of 2005, and a decrease of $0.7 million in Primary Interexchange Carrier Charge ("PICC") revenue. The decrease occurred despite the addition of the ICG California switched access revenue in 2005.

•
A decrease in POTS revenue of $1.8 million, primarily the result of an average of 12,000 fewer POTS billable lines in service for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease occurred despite the addition of the ICG California POTS revenue in 2005.

Cost of Operating Revenues. Cost of operating revenue (excluding depreciation and amortization which is stated separately) for the nine months ended September 30, 2005 was $67.0 million as compared to $52.1 million for nine months ended September 30, 2004. The 29% or $14.9 million increase was primarily due to:
•	Increases in our POTS expense of $0.2 million resulting from a 5% increase in rates for the loops charged by one of the ILECs in California.
•
An increase in our customer T1 expense of $6.7 million. Our pre-ICG California business accounted for $2.8 million of the increase. This is a result of an increase in the number of customer lines in service and an increase in the average cost per T1 resulting from ordering higher cost circuits to meet customer needs. The remaining $3.9 million increase is attributable to the ICG California acquired customer T1 lines.

•
An increase of $4.3 million for network access expense. Of this increase, $0.5 million was related to an increase in our core network access lines that were needed to support the ICG California fiber network. The remaining $3.8 million of the increase in the nine months ended September 30, 2005 was the result of the acquired ICG California access lines. With the conversion of customers to our network from ICG switches in California in the third quarter of 2005, the network access expense should decrease in the fourth quarter of 2005.

•	An increase of $4.1 million in rent and utilities, as a result of the switch sites we acquired from ICG California that now house our transmission equipment.
•	Collocation cost increased $0.6 million or a 10% increase. This is a result of the assumption of the rented space in the ICG California collocation sites.
•
An increase in non-recurring charges on circuits of $0.6 million. This increase is from ordering higher capacity circuits for our core network backbone to support the ICG acquired network and our existing infrastructure.

These increases were offset by:

•	A settlement with a major ILEC on disputes that resulted in an $0.8 million reduction of cost of operating revenue.
•	A decrease of $0.7 million for operator and directory assistance expense. In 2005 we moved our service to a lower cost vendor resulting in a reduction in the rates we are charged for this service.

Selling, General and Administrative. For the nine months ended September 30, 2005, selling, general and administrative expenses (excluding depreciation and amortization which is stated separately) totaled $68.3 million, a 28% or $14.8 million increase from the $53.5 million for the nine months ended September 30, 2004. The increase is primarily due to:
•
A $6.4 million increase in salary, wages and benefit related expenses. This is primarily the result of an increase in average headcount from approximately 740 employees for the nine months ended September 30, 2004 compared to approximately 830 employees for the nine months ended September 30, 2005, due to the growth of our business and the impact of the ICG California acquisition.

•
Additional expenses of $2.4 million for incremental transition expenses related to the integration of assets as a result of the ICG California acquisition. We completed the acquisition of ICG’s California retail and wholesale customers and statewide fiber network on January 1, 2005, and expect to incur additional incremental transition expenses through the fourth quarter of 2005.

•	A $1.7 million increase in agent commissions as a result of significant revenue growth within the independent agent sales channel.
•
Additional expenses of $1.1 million pursuant to our transition services agreement with ICG in which certain services related to the acquired operations of ICG California were performed for us by ICG primarily related to accounting, billing, collections, provisioning, call center and network support. A reduced amount of these transition services are expected to be provided through the fourth quarter of 2005, therefore we anticipate incurring minimal additional expenses for this item in the future.

•
Property tax related expenses were $1.4 million higher than during the nine months ended September 30, 2004 due to the reversal of certain accrued property tax payables during the nine months ended September 30, 2004 resulting from the resolution of property tax audits in California and adjustments in estimated audit exposure in other states.

•	A $0.6 million increase in bad debt expense which was primarily a result of the recently acquired ICG California wholesale revenue streams.
•	A $0.6 million increase in engineering equipment and network maintenance expense, which was driven by our network expansion as a result of the ICG California acquisition.
•
A $0.5 million increase in outside services expenses for the nine months ended September 30, 2005 resulting from higher expenses relating to contract services and timing of professional fees for Sarbanes-Oxley compliance and audit expenses.

•
A $0.2 million increase in agent selling expense - warrants as a result of an increased number of warrants issued to independent sales agents for the nine months ended September 30, 2005. The issuance of warrants is based on the increase in baseline sales performance achieved by the independent sales agents.

These increases were offset by:

•
A $0.6 million decrease resulting from a favorable settlement reached on an equipment lease dispute during the nine months ended September 30, 2005. See Note 11 to the financial statements for additional information related to this settlement.

Gain on Sale of Assets. Gain on sale of assets was $0.1 million for the nine months ended September 30, 2005 as compared to $0.4 million for the nine months ended September 30, 2004.

Depreciation and Amortization. For nine months ended September 30, 2005 and 2004, depreciation and amortization were $16.8 million and $11.7 million, respectively. The additional depreciation and amortization was primarily attributable to the $32.3 million of property and equipment and $3.1 million of intangibles acquired from ICG.

Loss from Operations. Our loss from operations was $7.8 million for the nine months ended September 30, 2005 as compared to $3.7 million for the nine months ended September 30, 2004.

Other Income (Expense). We recorded $7.3 million of other income for the nine months ended September 30, 2005. Other income was primarily comprised of $7.2 million related to early termination of our Las Vegas, Nevada switch site lease, net of exit expenses. We expect to apply a portion of the cash received ($7.7 million) to the construction of a replacement switch facility in Las Vegas during 2005. We recorded $0.1 million of other expense for the nine months ended September 30, 2004.

Interest Income. Interest income was $0.6 million for the nine months ended September 30, 2005 as compared to $0.3 million for the nine months ended September 30, 2004. Interest income is derived primarily from the investment of cash and cash equivalents, investments available-for-sale, and restricted cash and cash equivalents.

Interest Expense. Gross interest expense was $2.9 million for the nine months ended September 30, 2005 as compared to $0.2 million for the nine months ended September 30, 2004. Interest expense includes interest on capital lease commitments and commitment fees and interest paid relating to our line of credit. The increase is primarily a result of our assumption of capital leases in the ICG California acquisition.

Loss from Continuing Operations. We generated net loss from continuing operations of $2.7 million for the nine months ended September 30, 2005, compared to a net loss from continuing operations of $3.8 million for the nine months ended September 30, 2004.

Net Loss. As a result of the above and (loss) income from discontinued operations, net loss was $2.8 million for the nine months ended September 30, 2005 and $3.0 million for the nine months ended September 30, 2004.

Discontinued Operations

Our September 30, 2005 consolidated balance sheet reflects a $0.5 million receivable related to asset sales from discontinued markets. This receivable has been included in other receivables in our consolidated balance sheets and the balance is being held in escrow by a third party escrow agent. No allowance for doubtful accounts for this receivable has been established as we received a disbursement of $1.0 million from escrow in March 2005 and we expect to receive the remaining $0.5 million, net of expenses chargeable to us of $0.3 million included in accrued other expenses on the consolidated balance sheet, before the end of 2005.

The operating revenues and expenses of our discontinued markets have been classified as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for all periods presented. (Loss) income related to these discontinued markets was as follows for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenues	$—	$—	$—	$3
Operating expenses (income)	32	(508)	67	(689)
Gain on disposal of assets	—	—	—	(50)
(Loss) income from discontinued operations	$(32)	$508	$(67)	$742

Application of Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying condensed notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in our notes to consolidated financial statements included in our Form 10-K for the year ended December 31, 2004. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates for us include: (i) revenue recognition on services, (ii) allowance for doubtful accounts, (iii) billing from network carriers, (iv) reserves for sales and property taxes, (v) deferred income taxes, and (vi) impairment of long-lived assets. For additional discussion of these critical accounting estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2004.

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

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill is evaluated for impairment at least annually. The annual impairment test for goodwill will require significant estimates necessary to determine the fair value of the acquired business. Other intangible assets consist of customer relationships, internally developed software, trademark and product licensing agreements. Customer relationships and internally developed software are amortized using the straight-line method over the estimated useful lives of three years. The trademark was determined to have an indefinite life and is not subject to amortization, but is reviewed at least annually for impairment. License agreements are amortized using the straight-line method over their estimated useful lives of five years.

Effects of New Accounting Standards

Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143, " which clarifies the term "conditional asset retirement obligation" used in FASB No. 143 "Accounting for Asset Retirement Obligations" and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are required to adopt FIN 47 no later than December 31, 2005. We do not expect the adoption of FIN 47 to have a material impact on our consolidated results of operations or financial condition.

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

Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). SFAS No. 154 requires that all voluntary changes in accounting principles be recognized as a retroactive restatement of all periods presented except when retroactive restatement is impracticable. In addition, SFAS No. 154 also requires that a change in depreciation method be accounted for as a change in accounting estimate that is affected by a change in accounting principle, which would be accounted for in the period of change if the change affects that period and also in future periods if the change affects both the period of change and future periods. SFAS No. 154 also eliminates paragraph 4 of APB 20, which specifies that APB 20 does not apply to changes made to comply with new pronouncements. This Statement will require that any change in an accounting principle made as a result of a new pronouncement be reported following the same guidance as that for voluntary changes in accounting principles unless the new pronouncement's transition provisions require another method. SFAS No. 154 is effective for years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated results of operations or financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use interest rate derivative instruments to manage our exposure to interest rate changes. The interest rate under our line of credit floats with the prime rate and therefore we do have exposure to interest rate changes as a result of our line of credit agreement. As of September 30, 2005, we did not have any outstanding borrowings under the line of credit.

As a result of the ICG acquisition in January 2005, we acquired certain capital leases that have fixed interest rates and as a result we do not have exposure to interest rate changes for those obligations.

Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, which period includes the operating results of ICG California acquired on January 1, 2005, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”). Based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in internal control. There were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Illinois

Subsequent to the May 2004 UNE rate increase, the Illinois Commerce Commission (“ICC”) opened a proceeding (“Imputation Docket”) to analyze whether the UNE rates charged by Southwestern Bell Corporation (“SBC”) Illinois to competitive local telephone companies are competitively fair in light of the rates SBC charges its retail customers. In June 2005, the ICC ruled that SBC’s retail rates for access lines and for integrated service digital network (“ISDN”) pass the imputation test but that some pay phone rates failed the test. The ICC is being petitioned for rehearing. While the ICC requiring SBC to raise its payphone rates may have the effect of making our payphone product more competitive, we do not believe this will materially increase revenues.

Triennial Review Remand

On February 4, 2005, the Federal Communications Commission (“FCC”) issued a Triennial Review Remand Order (“TRRO”) announcing that it modified the unbundling obligations for ILECs. The FCC clarified and modified the impairment standard adopted in its earlier Triennial Review Order (“TRO”). The revised standard removes under certain circumstances an ILEC’s unbundling obligations with regard to local loops, dedicated transport, and local switching. The removal of local switching as a UNE will not affect us as we own our own switch sites and do not rely on the ILEC. The impairment findings for loops and transport vary based upon the capacity of the loop and availability of competitive alternatives to the ILEC. Based upon the FCC loop and transport criteria, relatively few of our loops and transport are affected. Also, currently, the FCC is reviewing a Petition to Reconsider and the D.C. Circuit is reviewing an appeal of the TRRO. Therefore, we cannot predict the outcome of these appeals and how possible resulting changes to the new rules regarding loops and transport might affect us. Regardless of the outcome, we expect to be able to continue to purchase some network elements from competitive local telephone companies at market rates (e.g., transport which is used to connect parts of our network and some high capacity loops). At present, it is not possible to predict how future long-term rates will compare to the current TELRIC rates but for those relatively few loops and transport that will affect us, those elements will continue to be available at 115% of the TELRIC rate through March 10, 2006. The TRRO will have a significant impact on telecommunications competition, but it is not possible at this time to predict the full extent of its impact upon us or our competition.

Equipment Lease Settlement

We were party to an equipment lease dispute that resulted in claims being made against us and certain of our subsidiaries. On November 1, 2002, the plaintiff initiated the first of several actions against our subsidiary in the Circuit Court of St. Louis County, Missouri, and also filed actions in the U.S. Bankruptcy Court for the District of Delaware for recovery of claimed damages. In July 2005, a settlement was reached for all legal actions and the $0.6 million difference between the estimated liability previously recorded and the settlement amount was reflected as a reduction of selling, general and administrative expense on our consolidated statements of operations in the second quarter ended June 30, 2005. A contingent liability reserve of $0.8 million for this matter has been recorded in accrued other expenses on our consolidated balance sheet as of September 30, 2005, and reflects the amount that we paid on October 3, 2005 as per the settlement.

Mergers of SBC with AT&T Corp. and Verizon with MCI, Inc.

On October 31, 2005, the FCC approved the mergers of SBC with AT&T Corp. (“AT&T”) and Verizon with MCI, Inc. (“MCI”). The FCC concluded that the mergers are not likely to have anticompetitive effects, but adopted enforceable conditions to protect competition. As a result, SBC and Verizon (1) will not seek to increase any state-approved rates for UNEs for two years (except for rates subject to current appeals); (2) will make a one-time recalculation to exclude fiber-based collocation arrangements established by AT&T in SBC’s region and MCI in Verizon’s region in identifying wire centers in which there is no impairment pursuant to the TRRO; and (3) will not increase for 30 months the rates paid by existing in-region customers of AT&T in SBC’s region or MCI in Verizon’s region for wholesale DS1 and DS3 local private line circuits. While we cannot predict the long-term effects of the mergers, we believe the conditions adopted by the FCC will help to lessen any short-term anti-competitive effect of the mergers over the next 24 to 30 months.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on Tuesday, August 16, 2005. At the meeting, Michael E. Cahr and Richard L. Shorten, Jr. were re-elected to serve on our board of directors. Mr. Cahr and Mr. Shorten have been designated as Class II directors who will serve a three year term expiring in 2008. The votes for these nominees for directors were as follows: Cahr - 84,469,889 votes for and 902,147 votes against or withheld; Shorten - 78,706,441 votes for and 6,665,595 votes against or withheld. There were no abstentions or broker non-votes as this was a routine election. Anthony J. Cassara, Peter H. O. Claudy, Michael M. Earley, Rolla P. Huff, Andrew D. Lipman and Robert M. Pomeroy continued as our directors after the meeting.

The adoption of the 2005 Long-Term Incentive Plan (the “2005 Plan”) was also voted on and approved during the annual meeting. The votes to adopt the plan were as follows: 53,428,582 votes for; 5,795,498 votes against or withheld; 43,413 abstentions and 26,104,543 not voted. The 2005 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity- based awards. No other matters were voted upon at the meeting.

Item 5. Other Information

During September 2005, we filed with the Securities and Exchange Commission a registration statement on Form S-8 to register 11,500,000 shares of our common stock issuable by us upon the exercise of options and other stock-based awards that have been granted or may be granted under our 2005 Long-Term Incentive Plan (“the 2005 Plan”). The 2005 Plan replaces our previous non-stockholder approved plans, the Mpower Holding Corporation Stock Option Plan I and Mpower Holding Corporation Stock Option Plan II (together, the “Prior Plans”) and became effective upon approval by our stockholders on August 16, 2005 at our annual stockholders meeting. Additionally during September 2005, we filed Post-Effective Amendment No. 1 to Form S-8 to deregister a total of 2,460,954 unissued shares of our common stock that had been available for issuance under the Prior Plans since no further options may be granted under the Prior Plans. The prior registration statement remains in effect for outstanding options under the Prior Plans.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

2.1	Asset Purchase Agreement, dated October 22, 2004, by and among MCCC ICG Holdings, LLC, ICG Communications, Inc., Mpower Holding Corporation and Mpower Communications Corp. (1)
3.1	Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on July 30, 2002. (2)
3.2	Second Amended and Restated By-laws. (2)
3.3	Rights Agreement between Mpower Holding Corporation and Continental Stock Transfer & Trust Company as Rights Agent. (3)
3.4	Certificate of Designation for the Series A Preferred Stock. (4)
3.5	Amendment of Rights Agreement and Certificate of Compliance with Section 26 dated March 14, 2005, between Mpower Holding Corporation and Continental Stock Transfer & Trust Company. (5)
3.6	Amendment of Rights Agreement and Certificate of Compliance with Section 26 dated June 30, 2005, between Mpower Holding Corporation and Continental Stock Transfer & Trust Company. (6)
4.1	See the Second Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 and the Second Amended and Restated By-laws filed as Exhibit 3.2.
10.1	Mpower Holding Corporation 2005 Long-Term Incentive Plan. (7)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on October 27, 2004.

(2)	Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on July 30, 2002.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K (file No. 000-32941) filed with the Commission on July 16, 2003.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Commission on July 16, 2003.

(5)	Incorporated by reference to Mpower Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

(6)	Incorporated by reference to Mpower Holding Corporation’s Current Report on Form 8-K filed with the Commission on July 1, 2005.

(7)	Incorporated by reference to definitive proxy statement for 2005 annual meeting of stockholders of Mpower Holding Corporation filed with the Commission on June 27, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPOWER HOLDING CORPORATION

Date: November 4, 2005	By:	/s/ Rolla P. Huff
Rolla P. Huff
Chief Executive Officer and Chairman of the Board

Date: November 4, 2005	By:	/s/ S. Gregory Clevenger
S. Gregory Clevenger
Executive Vice President - Chief Financial Officer