Form 10-K
period 2005-12-31
MPOWER HOLDING CORP
filed 2006-03-01
CIK 1117042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filed. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

As of June 30, 2005, the aggregate market value of common stock held by non-affiliates of the registrant, based on the last sale price of such stock in the American Stock Exchange Act on June 30, 2005, was approximately $112.1 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES ☒ NO ☐

As of February 22, 2006, the registrant had 91,609,999 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable

Exhibit Index is located on page 72.

PART I

Item 1. Business
THE COMPANY

We were one of the first facilities-based competitive local telephone companies founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. Today, we offer local and long distance voice services as well as high-speed Internet access and voice over internet protocol (“VOIP”) by way of a variety of broadband product and service offerings over our network of collocations, switches and fiber network. On January 1, 2005, we acquired certain assets and assumed certain liabilities of ICG Communications, Inc. (“ICG”) in California. The assets acquired include ICG’s customer base and certain network assets in California, including a 1,412 route mile state-wide fiber ring and 915 miles of metropolitan fiber rings that connect 128 commercial buildings throughout major cities in California. Our services have historically been offered primarily to small and medium-sized business customers in all of our markets and residential customers primarily in the Las Vegas, Nevada market through our wholly-owned subsidiary, Mpower Communications Corp. (“Communications”). Our markets include Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois. As of February 2006, we have approximately 48,700 business customers and approximately 14,600 residential customers. Many of the ICG customers acquired are larger accounts that generate more average monthly revenue than our existing customer base. We also bill a number of major local and long distance carriers for the costs of originating and terminating traffic on our network for our local service customers. We do not have any unbundled network element platform (“UNE-P”) revenues although we are actively pursuing opportunities to provide network-based alternatives to UNE-P carriers on a wholesale basis in light of recent regulatory changes. During 2005, we acquired approximately 67% of our new retail sales through our direct sales force and supporting staff, with the remainder acquired through agent relationships and outbound telemarketing.

As used in this report, the terms “we,” “us,” “our,” “our company” and “Mpower” mean Mpower Holding Corporation and its subsidiaries.

Financial History

We were formed in 1996 and completed our initial public offering of common stock in May 1998, raising net proceeds of $63.0 million. From May 1999 to March 2000, we raised over $900 million of additional funds through debt and equity issuances to pursue an aggressive business plan to rapidly expand our business using a facility-based strategy. Our business plan required significant up-front capital expenditures in each market as well as lower recurring margins in its early phase. In mid-2000, the capital markets became virtually inaccessible to early stage communications ventures. Consequently, in September 2000, we commenced a process to restructure our business, both operationally and financially.

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

In January 2005, we acquired certain assets and assumed certain liabilities of ICG in California. We purchased these assets for $16.6 million, excluding liabilities assumed. The assets acquired include ICG’s customer base and certain network assets in California, including a 1,412 route mile state-wide fiber ring and 915 miles of metropolitan fiber rings that connect 128 commercial buildings throughout major cities in California.

ICG California Acquisition

On January 1, 2005, we completed the acquisition of ICG’s retail and wholesale customers in California; a 1,412 route mile state-wide fiber ring and 915 route miles of metropolitan fiber rings which connect 128 commercial buildings across major cities in California, along with certain network assets and assumed certain liabilities related to those assets (“ICG California”) pursuant to an Asset Purchase Agreement (“Agreement”) dated October 22, 2004 by and among MCCC ICG Holdings, LLC (“MCCC”), ICG and us. MCCC is a joint venture between Columbia Capital and M/C Venture Partners. ICG is a Denver-based nationwide communications provider focused on delivering data and voice services to corporate customers, internet service providers and telecommunication carriers using a network that it owned and operated. It was a publicly held company until October 18, 2004 when it became a private entity through a merger transaction. As a result of this merger, MCCC owns 100% of the voting stock of ICG.

Future Plans

The next step in our business plan is to accelerate our growth in the markets within which we currently operate while continuing to retain our current customers. We intend to accomplish this growth by pursuing other in-market acquisition opportunities that may become available, such as the 2005 ICG asset purchase as described above. In addition, we intend to grow through the introduction of new products and technologies and organic growth - especially in our higher margin T1 products. We will also focus on the wholesale channel and increase investment in our direct sales force and alternative sales channels, all of which we expect to result in the acceleration in the growth of our customer base, while maintaining our existing customer base. We intend to accomplish these goals while maintaining a simple and conservative capital structure as we invest in these initiatives. In terms of strategic transactions, we will continue to explore opportunities to increase our customer base and service offerings through merger and/or acquisition transactions that we would expect to be accretive to shareholder value.

Company Overview

Mpower Communications Corp. is a facilities-based communications provider offering an integrated bundle of broadband data and voice communication services to business and wholesale customers. We provide a full range of telephone, high-speed data, Internet access, VOIP, Web hosting and network access solutions in Las Vegas, Nevada, Chicago, Illinois and throughout California. Our service offerings have been increased through the January 2005 ICG California acquisition.

As a facilities-based provider, we own and control a substantial amount of our network infrastructure and bring the power of that directly to our customers. Our regional footprint provides us concentrated service coverage and experience in the markets we serve. With the addition of the ICG California assets, we added a statewide SONET-based fiber network to our deep collocation and switching infrastructure, which has allowed us to offer new products such as private line, has accelerated our speed-to-market with VOIP Centrex capabilities, has positioned us as a strong player in the wholesale market, and has reduced our reliance on the incumbent local exchange carriers (“ILEC”). In our markets, Verizon, Sprint, and AT&T (formerly known as “SBC”) are the ILECs.

We have acquired new customers primarily through our dedicated account managers (sales representatives) who personally work with customers to find the best solution for their unique communications needs. We also maintain relationships with agents, vendors, and have a telemarketing sales organization. We intend to aggressively grow all of our sales channels through continued hiring for our direct sales force, attracting agents and partnering with equipment vendors, systems integrators, and other similar companies in our markets. We plan to continue to evolve our product and service offerings in order to maximize the value perceived by our customers while delivering such products and services as cost-effectively as possible. With the acquisition of ICG’s California customers, we became a wholesale provider to many large interexchange carriers (“IXCs”), competitive local exchange carriers (“CLECs”), and internet service providers (“ISPs”) and we have established a dedicated wholesale channel to focus on the unique needs of this customer segment. With access to our facilities-based distributed network architecture and a broad range of products and services, we offer wholesale customers opportunities to enhance or expand their business models.

Available Information

We maintain a website with the address www.mpowercom.com. We have not incorporated by reference into this report on Form 10-K the information on our website and you should not consider it to be a part of this document. Our website address is included in this document for reference only. We file with the Securities and Exchange Commission (“SEC”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are accessible free of charge at www.mpowercom.com through a link to the EDGAR database, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Alternatively, such reports may be accessed at the internet address of the SEC, which is www.sec.gov. Also, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 205049. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Market Opportunity

We believe we have a significant market opportunity as a result of the following factors:

Impact of the Telecommunications Act of 1996

The Telecommunications Act of 1996 allowed CLECs to use the existing infrastructure established by incumbent carriers, as opposed to building a competing infrastructure at significant cost. The Telecommunications Act requires all incumbent carriers to allow CLECs to collocate their equipment in the incumbent carrier's central offices. This enables us to access customers through existing telephone line connections. See "Business - Government Regulations”.

Needs of Small and Medium-Sized Businesses for Integrated Communications Solutions

Small and medium-sized businesses are our primary customer target. Small and medium-sized businesses can be subject to the cost and complexity of using multiple service providers: local dial-tone providers, long distance carriers, Internet service providers and equipment integrators. We believe these businesses can benefit significantly from an integrated cost-effective communications solution delivered by a single provider.

Continued Growing Market Demand for High-Speed Data Services

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

Shrinking Competitive Landscape

The shake out in the telecommunications industry in recent years has significantly reduced the number of competitors in the marketplace. Many companies in the competitive communications industry have succumbed to heavy debt loads and burdensome interest payments without the revenue streams to compensate, and therefore have not been able to sustain their business model. Some larger telecommunications providers have merged. Verizon has purchased MCI and SBC has acquired AT&T. In addition, as a result of recent Federal Communications Commission (“FCC”) rulings, UNE-P based CLEC business models may no longer be viable. As a result of these factors and consolidation among surviving companies, fewer competitors are vying for the same customers and we believe that companies such as ours, with a focus on larger markets, broad service offerings, a debt-free balance sheet and a deep and dense facilities-based network, have significant market opportunities.

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

Facilities-Based Network

We were one of the first competitive communications carriers to implement a facilities-based network strategy. As a result, we own the network switches that control how voice and data communications originate and terminate, and we lease the telephone lines or transport systems over which the voice and data traffic are transmitted. We install much of our network equipment at collocation sites of the incumbent carriers from whom we lease access lines in areas where we do not have our own direct fiber connection. As we have already invested in and built our network, we believe our strategy has allowed us to establish and sustain service in our markets at a comparatively low cost while maintaining control of the access to our customers.

Our network consists of 297 incumbent carrier central office collocation sites, from which we can provision plain old telephone service (“POTS”), DSL, T1, and VOIP services. In April 2004, we began selling T1 services to customers using facilities that do not directly connect to our collocation sites. We refer to this as “off-network.” Currently, there are 182 off-network locations that can be provisioned with T1 service. Having off-network facilities increases the number of our potential customers. We have seven switches in our network, including one soft switch we installed in our Los Angeles market in September 2005. A soft switch enables us to provide more features to our customers at lower on-going costs and less capital expenditures than traditional Class 5 switch equipment. As of February 2006, we have over 311,000 billable switched lines in service and an additional 2,900 private line circuits in service. The services we provide for these billable lines generate our revenue.

With the ICG California acquisition, our network now also includes 1,412 route mile intrastate SONET-based fiber ring connecting all the major cities in California: San Diego, Los Angeles, San Francisco, Oakland, San Jose, Sacramento, Stockton, Fresno, Bakersfield, Anaheim, plus 915 miles of metropolitan fiber rings in San Diego, Los Angeles, San Francisco, Oakland, San Jose, Sacramento, and Anaheim connecting 128 commercial buildings.

In June 2005, we also entered into an asset purchase agreement with IDACOMM, a subsidiary of IDACORP, Inc., to acquire four strands of dark fiber within a fiber network that IDACOMM is currently constructing in Las Vegas, Nevada. This is a 141-route mile fiber network with three fully survivable rings. We anticipate accepting this network in the first quarter of 2006.

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

Direct Account Managers: This channel sells all of our product and service offerings with a focus on primary rate interfaces (“PRIs”), trunks, integrated and data-only T1 services, VoicePipe (described below), private lines, virtual private networks (“VPNs”) and long distance. Our direct account managers do not actively sell POTS or DSL unless it is part of a larger, bundled customer solution.

Wholesale Channel: This sales channel focuses on the needs of IXCs, CLECs, ISPs and other service providers needing network services on a wholesale basis.

Agent Channel: This sales channel works with master agents, who are independent parties that have agreements with various providers such as us. Master agents usually have sub-agents working on their behalf.

Vendor Channel: This sales channel includes independent equipment vendors and IT system integrators with whom we partner to deliver customers a turn-key solution.

Base Management: This sales channel seeks to maintain relationships with our current customers in order to retain their business and keep them abreast of our various service offerings and products.

Inside Sales: This sales channel sells voice and data services over the phone to the lower end segment of business customers and provides lead generation for the direct sales force.

We expect to have a total of 115 sales people who carry a quota by the end of 2006. The number of account managers allocated to these channels could change based on business results of each channel. As of February 2006, we have approximately 114 sales people who carry a quota.

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

Capital Efficient Network. We were one of the first CLECs to implement a facilities-based network strategy of purchasing and installing switches, collocating in the central offices of the incumbent carrier and leasing local network lines, referred to as a "smart build" strategy. This network footprint is complete and operational. Even before our acquisition of ICG California, we had installed SDSL technology across our existing network, and have T1 or greater technology in our network collocations.

Optimize Current Network Infrastructure. The footprint of our facilities-based network is built out and operational. Our strategy going forward is to maximize the investment in the network infrastructure and increase market share in the areas we serve. Our ability to provide certain of our T1 service offerings off-network is a part of our overall strategy to increase our market share while containing costs.

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

National Network Operations Center and Traffic Monitoring. Our national operations center (“NOC”) provides a high standard of network availability. Our network reliability was 99.979% for the fourth quarter of 2005 and 99.990% for all of 2005. We expect our network reliability to improve in 2006 as the integration of ICG California is now complete. Our NOC utilizes Fault, Configuration, Accounting, Performance and Security management to manage our network footprint.

Operations Support System. We have a comprehensive operations support system to manage our business. Our system provides integrated features addressing customer care, consolidated billing and collections, on-line bill viewing and bill payment, general ledger, payroll, fixed asset tracking, and personnel management. Our systems have the ability to adapt to multiple incumbent carrier provisioning systems, which can improve our operating efficiencies and effectiveness. We recently upgraded our provisioning system capabilities to support optical and IP technologies. We have implemented a sales automation tool and are in the process of implementing a new sales commissioning package.

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

We believe our call center performs at a high level of proficiency, while continually meeting service level targets for our customers. Our call center is focused on first call resolution, which involves both an enhanced automated call distribution system that directs callers into the customer service center based on the type of question they have, and specially trained agents with the tools to resolve customer issues. We enhanced our call center functionality with the implementation of an interactive voice response (“IVR”) system in 2004. Our service representatives use our operations support system to gain immediate access to our customers' data, enabling quick responses to customer requests and needs at any time. This system also allows us to present our customers with one fully integrated monthly billing statement for all communication services. We believe that providing quality customer service is essential to offering a superior product and service offering to our customers and creating customer loyalty.

One measure of customer satisfaction is “churn.” Churn is defined as the percentage of lines that are disconnected in any given period of time. Our average monthly churn for business lines during the fourth quarter of 2005 was 1.8% and has been approximately at that level over the prior several quarters. We expect our monthly churn for business lines in 2006 to be similar to what we experienced in the fourth quarter of 2005.

Sales Approach

We provide personal relationships for businesses that are designed to save our customers time, energy and money. The Mpower team consists of the following functions, whose responsibilities are as indicated below:

•	Dedicated Account Managers: Understand our customers’ businesses and determine the best communications solution to meet their needs.

•	Sales Engineers: Provide technical expertise, solution design and interface with IT partners and vendors.

•	VOIP Application Specialists: Provide support and subject matter expertise to our other sales personnel.

•	Field Marketing: Provide focused materials and qualified leads for key vertical markets such as real estate, automotive, financial and retail food.

•	Provisioning Representatives: Communicate with customers to ensure high quality conversions.

•	Field Technicians: Provide smooth installations and timely field repair.

•	Customer Care Associates: Committed to exceeding customer expectations.

•	Customer Account Managers: Located in each market to provide local-level support.

As of February 2006, we have approximately 114 people who carry a quota. During 2005, approximately 67% of our new retail sales were acquired through our direct sales force and supporting staff. Our account managers personally meet with customers to determine the best communications solution for them. As a result of this design, much of our business comes through referrals and networking. We have a highly focused relationship-building approach that seeks to generate well-managed, profitable growth through increased market share with minimal customer turnover. Our account managers are divided into teams within markets. Our telemarketing, agent and vendor channels complement our direct sales efforts.

Our account managers are supported by sales engineers, product specialists, sales coordinators, customer account managers, service delivery personnel and lead generators. These support personnel function as the liaison between the small business customer and our operational personnel to effect a coordinated transfer of service from the incumbent carrier's network to our network. Field technicians are responsible for the installation of customer premise equipment, if required.

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

The MpowerOffice service offering includes:

•	High speed Internet access: 768k, 1.1 Megabit (“Mb”) or 1.5Mb

•	Voice lines: 4 - 24 lines

•	Choice of call control services: unlimited features or Centrex

•	Remote Internet access: 3 dialup accounts

•	IP applications: 20 email accounts, 70Mb web space and domain name service (“DNS”) (up to 4 domains)

The MpowerEnterprise service offering includes:

•	High speed Internet access: 1.544 Megabits per second (“Mbps”)

•	Integrated services digital network (“ISDN”) PRI: 23 channels

•	Choice of call control services: direct inward dialing (“DIDs”), CallerID, Automatic Channel Selection and Hunting

•	Long Distance: varying amounts of free domestic minutes are bundled depending on the sales

VoicePipe

With the acquisition of ICG, we have accelerated our speed-to-market with IP Centrex and launched VoicePipe service.

•
VoicePipe is an IP Telephony technology that converges (or combines) customers’ voice, data and long distance over a single connection. Its dynamic bandwidth allocation provides 100% availability of all bandwidth and digital call quality.

•	It requires no investment in a telephone system and works with both analog and certain Internet protocol phones

•	It offers all the features and functionality of a traditional phone system while providing a web interface/portal for each user

SDSL High Speed Internet

SDSL High-Speed Internet uploads and downloads files at equally fast rates, providing Internet access at high speeds. Our SDSL service offers equal upstream and downstream speeds of up to 1.5 Mbps. Unlike Asymmetrical Digital Subscriber Line (“ADSL”), which only allows quick downloads, SDSL has the power to both receive and send large amounts of data at high speeds. SDSL can move data 50 times faster than a dial-up modem and 10 times faster than ISDN. Our SDSL service offering includes:

•	Multiple convenient tiers of speed up to 1.544 Mbps

•	SDSL modem

•	Web hosting

•	Email addresses

•	Domain name hosting

•	Always-on, secure high-speed Internet connection

•	24/7 repair support

•	Full domain name registration and email support

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

Standard packages are available at either 768 Kilobits per second (“Kbps”) or 1.544 Mbps Internet access speeds, with a variety of feature package upgrades and a la carte feature options including:

•	DNS of public IP services such as Web Hosting and email

•	Custom email addresses

•	40, 70, or 100 Mb Web Hosting

•	Dial-up Internet account

•	Block of up to 4, 8, or 16 IP addresses

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

•	Mpower Inbound PRI: Allows customers to manage incoming modem and voice traffic. Offers the features of caller ID, DID, and hunting.

•	Mpower Private Line: Local and Inter-city Private Line Service. Dedicated bandwidth between LATAs, cities, or buildings.

•	Mpower Trunks: Cost-effective, digital voice communications that allow carriers to expand operations. Provides options for call centers, general office use, smaller offices, and sales offices.

•
Mpower UNE-P Solution: An alternative solution for UNE-P resellers. Provides carriers with access to our facilities-based deep and dense network with POTS switching service distributed over 297 wire centers.

Markets

As of February 2006, we operate in five markets in three states and have 297 incumbent carrier central office collocation sites and 182 off-network collocations. The major markets in our footprint are: Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois. The table below shows the distribution of our central office collocation sites within these markets.

	Number of Collocations
Market	On-Network	Off-Network
Los Angeles	142	64
San Diego	28	19
Northern California	43	68
Las Vegas	18	—
Chicago	66	31
Totals	297	182

We believe there is significant scaling potential within our existing market footprint. In addition, our network backbone is scalable and can provide reliability and service quality across our collocation footprint, while affording us the benefit of spreading the fixed costs across our markets. Use of off-network facilities will also allow us to sell certain T1 services to customers that are not within the geographic reach of our collocation sites.

With the acquisition of ICG California, our network now also includes a 1,412 route mile intrastate SONET-based fiber ring connecting all the major cities in California: San Diego, Los Angeles, San Francisco, Oakland, San Jose, Sacramento, Stockton, Fresno, Bakersfield, and Anaheim, plus 915 miles of metropolitan fiber rings in San Diego, Los Angeles, San Francisco, Oakland, San Jose, Sacramento, and Anaheim connecting 128 commercial buildings.

In June 2005, we also entered into an asset purchase agreement with IDACOMM, a subsidiary of IDACORP, Inc., to acquire four strands of dark fiber within a fiber network that IDACOMM is currently constructing in Las Vegas, Nevada. This is a 141-route mile fiber network with three fully survivable rings. We anticipate accepting this network in the first quarter of 2006.

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

Our facilities-based, local telephone and data network consists of seven switches and 479 network access points providing extensive service coverage in Las Vegas, Nevada, Chicago, Illinois and throughout California. Our network features:

•	Recognized vendors at every layer of network architecture

•	Comprehensive collocation coverage in every market

•	Network architecture which fully supports integrated communications services from POTS to Integrated Voice and Data over IP, and designed to support future technologies

•	Our network reliability was 99.979% for the fourth quarter of 2005 and 99.990% for all of 2005. We expect our reliability to improve in 2006.

We were one of the first competitive communications carriers to implement a facilities-based network strategy. As a result, we own the network switches that control how voice and data transmissions originate and terminate, and we lease from the incumbent local carrier only the telephone lines over which the voice and data traffic are transmitted. In addition, FCC regulations currently require incumbent carriers to lease telephone lines to us at just and reasonable rates. Because we have already invested and built our network, we are able to serve our markets at a comparatively low cost while maintaining control of the access to our customers. By comparison, many CLECs do not control their own facilities and, therefore, are more dependent upon the incumbent local exchange carriers (ILECs) and the federal and state regulatory environment in order to ensure the viability of their business plans.

We have implemented a strategy enabling us to own the hardware that routes voice calls and data traffic, which we refer to as network elements while leasing the network access lines over which the voice calls and data traffic are actually transmitted, which we refer to as "transport." We use three basic types of transport to transmit voice calls and data traffic. First, we lease the network access line from the incumbent carrier. This allows us to move voice calls and data traffic from a customer's location to the nearest central office owned by the incumbent carrier. Inside these central offices, we have equipment that allows us to deliver the services we sell to our customers. Second, we lease network capacity from other communications companies, which connects the equipment we installed in the central office of the incumbent carrier to our switches. Third, we lease additional network capacity from other communications companies, which connect our network elements to each other and allow us to complete our customers' long distance calls to national and international destinations in addition to providing our customers connectivity to the Internet. We believe this network strategy provides us an efficient capital deployment plan, which should allow us to achieve an attractive return on our invested capital.

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

We have seven operational voice switches, including one soft switch we installed in our Los Angeles market in September 2005. A soft switch enables us to provide more features to our customers at lower on-going operating costs and less capital expenditures than traditional Class 5 switch equipment.

Once we install equipment in the collocation sites we lease from the incumbent carrier, we initiate service to a customer by arranging for the incumbent carrier to physically disconnect a network access line from their equipment and reconnect the same network access line to our equipment. When the standard telephone line has been connected to our equipment, we have direct access to the customer and can deliver our voice and data services. Any future changes the customer wishes to make, such as purchasing more services from us, are under our direct control.

We have installed our equipment in 297 collocation sites as of February 2006, and serve another 182 adjacent collocations by way of off-network facilities for a total of 479 collocations in our five markets. Our seven host switching sites are connected to each other, which allows us to transmit data traffic using asynchronous transfer mode (“ATM”) technology. ATM technology allows both voice calls and data traffic to be transported in digital form over a single cable connection at high speeds and reasonable costs. By deploying SDSL and T1 technology into our network, we are now able to transport both voice calls and data traffic in digital form on a single network access line from a customer's location to one of our network elements.

SDSL Technology

Using SDSL technology, we can increase the amount of information we carry on a network access line, which we refer to as bandwidth, to up to 1.5 Mbps. This bandwidth is the equivalent of 24 regular voice telephone lines. Our SDSL equipment is programmed to allocate the available bandwidth.

We believe the SDSL technology significantly reduces our customers' potential for service outages when the incumbent carrier moves the network access line from their equipment to ours. Additionally, we believe this technology reduces our costs since we lease a reduced number of standard telephone lines per customer from the incumbent carrier. For example, if a customer today has eight voice lines, we must order from and provision through the incumbent carrier eight individual standard telephone lines. If the same customer were to buy our service offering and we deliver the service using SDSL technology, we only order and provision one standard telephone line from the incumbent carrier and are still able to provide eight voice lines to the customer.

T1 Technology

With T1 technology we eliminate the impact of distance limitations and service quality sometimes associated with SDSL. A T1 will consistently offer 1.544 million Mbps data speed. With this technology, we have an alternative to SDSL when network restrictions will not permit SDSL usage. Our T1 product and service offerings provide customers a choice between integrated service, data-only service and trunks. All use the same underlying transport and equipment technology. We also provide bonded T1 services for customers requiring more than one T1 to a single location.

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

The “trunk” service provides up to 24 channels over a single T1 for carrying voice or data traffic to and from the customers Private Branch Exchange (“PBX”) or Key System. With our trunk service, the customer provides the equipment at their premise. Our T1 trunk services offer various features with five different pathing options including Direct Inward Dialing (“DID”).

Interconnection Agreements and Competitive Carrier Certifications

In the ordinary course of business, we have negotiated interconnection agreements with SBC Corp. (now known as AT&T) including its California and Illinois subsidiaries, Sprint Nevada and Verizon California. These agreements specify the terms and conditions under which we lease unbundled network elements (“UNEs”) including type of UNE, price, delivery schedule, and maintenance and service levels. The term of these agreements is generally two years. While the initial terms of these agreements have expired, the agreements provide for continued enforceability while the parties negotiate and, if necessary, arbitrate the terms and conditions of a new agreement or amendments to existing agreements. Although we are not currently negotiating new agreements, we are in the process of amending our interconnection agreements to conform to the Triennial Review Order and Triennial Review Remand Order (“TRO/TRRO”).

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

We rely on access to the incumbents’ network including DS-1 loop and transport network elements purchased as UNEs in order to provide service to our customers. In August 2003, the FCC released its Triennial Review Order (“TRO”) that largely preserved our access to these UNEs at forward-looking or Total Element Long Run Incremental Cost (“TELRIC”) rates, which reflect efficient costs plus a reasonable profit. The TRO substantially reduced or eliminated access to packet-switching capability of incumbent networks as well as to fiber/broadband connections to mass market end user premises, but largely preserved access to the copper DS-1 and digital signal level 3 (“DS-3”) loops and transport that we currently use. In March 2004, the U.S. Court of Appeals for the District of Columbia Circuit issued its opinion in United States Telecom Associations v. FCC, No. 00-1012 (“USTA Decision”) affirming the de-regulation of access to the incumbent carriers’ packet-switching and fiber/broadband networks.

In February 2005, the FCC issued its Triennial Review Remand Order (“TRRO”) that again modified the unbundling obligations for the copper DS-1 UNEs that we purchase from ILECs. The new rules remove under certain circumstances an ILEC’s unbundling obligations with regard to local loops and dedicated transport. The order also eliminated local switching as a UNE, but this does not affect us as we own our own switch sites and do not rely on the ILEC for the switching UNE. The availability of loops and transport UNEs varies based upon the capacity of the loop and availability of competitive alternatives to the ILEC at or between specific ILEC wire centers. Few of our loops and transport are currently affected. For the few loops and transport that are affected, those elements are priced at 15% above TELRIC rates through March 10, 2006. To the extent loops and transport are not available at UNE prices, we will be able to purchase them from ILECs at market prices and/or regulated prices as special access. Regardless of the FCC’s UNE rules, we continue to purchase some network elements from other competitive local telephone companies at market rates (e.g., transport which is used to connect parts of our network). The TRRO has been appealed by both ILECs and competitive carriers. We cannot anticipate the outcome of that appeal or its effect on our business.

In addition to rules regulating access to the incumbent’s network, the FCC is studying other significant telecommunications issues that may have an impact on our operations in the future. The following summarizes areas of FCC inquiry.

Since May 1997, providers of interstate telecommunications service, including us, must contribute to expanded federal universal service programs that subsidize services provided to qualifying schools, libraries, rural health providers and high-cost carriers e.g. rural providers, and services provided to low-income consumers. Subsequently, the FCC created additional subsidies that primarily benefit incumbent telephone companies. On a quarterly basis, the FCC announces the contribution factor proposed for the next quarter. For the first quarter of the year 2006, the contribution factor is 10.2% of a provider’s interstate and international revenue for the third quarter of 2005. We recover our share of these costs through charges assessed directly to our customers and participation in federally subsidized programs. Amounts received from customers, and payments made, are pass-through items only that do not get recorded as revenue or costs of revenue. Currently, the FCC is considering proposals to change the way contributions are assessed, as well as eligibility for participation by carriers in universal service programs. We cannot predict when or whether the FCC will act on these proposals. However, we anticipate that any changes will be designed to be competitively neutral and not disproportionately affect competitive carriers like us.

Since 2001, the FCC has been examining possible modification to rules governing the compensation, including access charges and reciprocal compensation, that telecommunications carriers pay to each other for exchange of traffic. In February 2005, the FCC asked for further comment on various plans that had been submitted to it for reform of intercarrier compensation, including some plans that, if adopted by the FCC, could establish “bill-and-keep” for intercarrier compensation, which could eliminate or substantially restrict our ability to recover access charges and/or reciprocal compensation. Although this could adversely affect our revenues, it is not clear at this point when or whether the FCC will adopt any such reform program or when it will complete this proceeding. We do anticipate, however, that if the FCC were to adopt “bill-and-keep” it would provide some time for us to adjust our rates and prices to offset any lost revenues.

In November 2001, the FCC initiated two rulemaking proceedings to establish a core set of national performance measurements and standards for evaluating an incumbent carrier’s performance in provisioning wholesale facilities and services to competitors including UNEs and special access. It sought comment on a set of specific performance measurements and on related issues of implementation, reporting requirements, and enforcement mechanisms. We cannot predict the ultimate outcome of these proceedings or its effect on our business, and it is not clear when, or if, the FCC will complete these proceedings.

In 2003 the FCC initiated a proceeding to address the methodology used to price UNEs, known as TELRIC. The FCC is examining, among other issues, whether ILECs should be permitted to recover their historic or “actual” network costs and whether the time frame for recovery of costs should be modified. It is unlikely that the FCC will complete this proceeding this year, but we cannot be certain as to the timing or result of the FCC’s proceeding or its effect on our business.

In March 2004, the FCC initiated a rulemaking concerning Internet Protocol (“IP”) enabled services including Voice over IP (“VOIP”) services. The FCC is considering the extent to which VOIP providers should be classified and regulated as common carriers and the extent to which they should be subject to rules governing intercarrier compensation including access charges. In June 2005, the FCC determined the “interconnected” VOIP providers must provide 911 access to their customers within 120 days. To the extent we provide VOIP service, we believe that such service is in substantial compliance. It is possible that other determinations by the FCC could affect our current or future IP-enabled service offers, but we cannot predict the timing or the outcome of the FCC’s proceeding concerning these issues or its effect on our business.

In January 2005, the FCC initiated a proceeding to examine its rules governing provision of special access services by ILECs subject to price cap regulation. Under current rules, these carriers may obtain “pricing flexibility” based on showings of competition in a metropolitan statistical area. Depending on the showing of competition, this flexibility includes, among other items, customer specific pricing, volume and term discounts for some services, streamlined tariffing, and removal from price cap regulation. The FCC is considering in this proceeding whether pricing flexibility has permitted price cap ILECs to raise prices, whether to reset pricing for special access and/or modify the price cap and pricing flexibility rules governing price cap carrier provision of special access service. We are not able to predict the timing or outcome of this proceeding or the effect on our business.

In September 2005, the FCC released an order that determined that telecommunications transmission components that local telephone carriers, including CLECs, use to provide broadband Internet access service are not subject to common carrier regulation. The FCC removed long-standing rules that require carriers to offer any such transmission component as a common carrier offering to third party providers. This order does not appear to impact our rights to access ILEC networks to obtain services that we need to provide telecommunications service.

The mergers between Verizon and MCI and between SBC and AT&T received regulatory approval in October 2005 and were recently completed. The FCC imposed a number of conditions on the merger entities including conditions that: limit their ability to seek increases in state-approved rates for UNEs for two years, except in some cases where proceedings had been appealed; limit increases in the rates of AT&T (in SBC region) and MCI (in Verizon region) for wholesale DS1 and DS3 local private line services for 30 months; limit price increases for interstate special access for two years; and impose some performance standards for provision of interstate special access.

The United States Congress is in the process of considering a number of proposals that, if enacted, could result in changes to aspects of the regulatory framework governing ILECs and CLECs including universal service, intercarrier compensation, IP-enabled services, and access to some features and functions of ILEC networks. We cannot predict the precise subject matter of any such legislation or its timing or its effect on our business.

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

Competitive Carriers/Long Distance Carriers/Other Market Entrants

We face, and expect to continue to face, competition from long distance carriers seeking to enter, re-enter or expand entry into the local exchange market. We also compete with other competitive carriers, resellers of local dial-tone services, cable television companies, electric utilities, microwave carriers and wireless telephone system operators.

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

The Telecommunications Act radically altered the market opportunity for competitive carriers. Many existing competitive carriers that entered the market before 1996 had to build a fiber infrastructure before offering services. With the Telecommunications Act requiring unbundling of the incumbent carrier networks, competitive carriers have been able to enter the market more rapidly by installing switches and leasing standard telephone lines and cable or by means of a type of resale known as an UNE-P. However, under an FCC order issued in February 2005, the ILECs will no longer be required to offer a UNE-P alternative. The FCC order is subject to appellate court review. See “Business - Government Regulations” above.

A number of competitive carriers are in our markets. We believe that not all competitive carriers, however, are pursuing the same target customers we pursue. We intend to keep our prices at competitive levels while seeking to provide, in our opinion, a higher level of service and responsiveness to our customers. Innovative packaging and pricing of services are expected to provide competitive differentiation for us in each of our markets.

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

•
Traditional Long Distance Carriers. Many of the leading traditional long distance carriers have expanded their capabilities to support high-speed, end-to-end networking services. These carriers have extensive fiber networks in many metropolitan areas that primarily provide high-speed data and voice services to large companies. They could deploy DSL services in combination with their current fiber networks. They also have interconnection agreements with many incumbent carriers and have secured collocation space from which they could begin to offer competitive DSL services. It is unclear at this time how the announced combinations of some of the traditional long distance carriers and certain ILECs will impact us.

•
Newer Long Distance Carriers. Numerous long distance carriers are managing high-speed networks nationwide, with direct sales forces, and are partnering with Internet service providers to offer services directly to business customers. They could extend their existing networks either alone or in partnership with others.

•
Cable Modem Service Providers. Cable television operators are now offering high-speed Internet access over cable networks to consumers and businesses. These networks provide high-speed data services similar to our services, and in some cases at higher speeds. These companies use a variety of new and emerging technologies, including point-to-point and point-to-multipoint wireless services, satellite-based networking and high-speed wireless digital communications.

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

Personnel

As of February 2006, we had approximately 825 employees. This is a 7% increase from the approximate 775 employees at December 31, 2004. None of our employees are represented by a collective bargaining unit.

Item 1A. Risk Factors

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

We may not be able to reverse our history of losses.

We have incurred net losses in each year of our existence. We will need to continue to improve our operating results to achieve net income.

We may not be able to generate sufficient cash flow to cover our operating commitments.

We generated positive cash flows from continuing operations for the year ended December 31, 2005 and we expect the same in 2006. We have contractual commitments for approximately $22.1 million of payments during 2006 and plan to make capital expenditures during the year. In addition, we have announced our intention to repurchase up to $10.0 million of our common stock. If the revenues generated from our operations are not sufficient to cover these commitments and other operating expenses, we will need to rely on our cash balances, credit facility, or other financing. Under any of these circumstances, our financial condition will be weakened.

Market conditions and our past performance resulted in our bankruptcy reorganization in 2002.

We filed for bankruptcy protection in April 2002 and completed our bankruptcy reorganization in July 2002. Although we eliminated substantially all of our substantial debt burden in the reorganization and have improved our operating performance, we still face many of the same business challenges that existed prior to the bankruptcy and that resulted in the failure of a number of companies in our industry. In particular, we still have to compete with well-entrenched telephone companies such as Verizon and SBC (now called AT&T), and we must still look to these aggressive competitors to supply us with access to their facilities in order for us to serve our own customers.

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

If we were required to decrease the prices we charge for our services or to pay higher prices for services we purchase from ILECs and other competitive carriers, it would have an adverse effect on our ability to achieve profitability and offer competitively priced services. We must file tariffs with state and federal regulators, which indicate the prices we charge for our services. In addition, we purchase some tariffed services from ILECs and/or competitive carriers. The rates we pay for other services we purchase from ILECs and other competitive carriers are set by negotiations between the parties. All of the tariffed prices may be challenged in regulatory proceedings by customers, including ILECs, competitive carriers and long distance carriers who purchase these services. Negotiated rates are also subject to regulatory review. During the pendency of the negotiations, or if the parties cannot agree, the local carrier must charge the long distance carrier the appropriate benchmark rate established by regulation. This could have an adverse impact on our expected revenues and operating results. The prices charged by incumbent carriers for unbundled network elements, collocations and other services upon which we rely are subject to periodic review by state regulatory agencies. Change in these prices may adversely affect our business. For more details about our regulatory situation, please see “Business - Government Regulations.”

Our changes in sales channel strategy and ability to attract and retain sales personnel and independent agents and vendors may adversely affect our operating results.

The changes in our sales strategy will impact the number of account managers we have, and the amounts we will invest in new sales recruits for training and professional development. Our strategy to increase the quality and number of independent agents and vendors is expected to have challenges related to recruiting and retaining effective partners for us in these sales channels. We will also be investing in operating support system enhancements to make our product offerings more attractive to these alternative sales channels. Delays in the effectiveness of any of these strategy changes will adversely affect our operating results.

Our services may not achieve sufficient market acceptance to allow us to become profitable.

To be successful, we must develop and market services that are widely accepted by businesses at profitable prices. Our success will depend upon the willingness of our target customers to accept us as an alternative provider of local, long distance, high-speed data and Internet services. Although always in the process of evaluating and rolling out additional products and services, we might not be able to provide the range of communication services our target business customers need or desire. A failure to develop acceptable product and service offerings will adversely affect our ability to attract or retain customers, which will adversely affect our revenues and ability to achieve profitability.

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

If we cannot generate or otherwise obtain sufficient funds, if needed, we may not be able to grow our business or devote the funds to marketing, new technologies and working capital necessary to compete effectively in the communications industry. We expect to fund any and all capital requirements through existing resources, internally generated funds and debt or equity financing, if needed. We may not be able to raise sufficient debt or equity financing, if and when needed, on acceptable terms or at all. This could result in stagnant or declining revenues and hence, additional losses.

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

The unplanned loss of senior members of our management team may adversely affect our operating results.

The unplanned loss of senior management personnel could impair our ability to carry out our business plan. We believe our future success will depend in large part on our ability to attract and retain highly skilled and qualified personnel. If one or more senior members of our management team unexpectedly leaves us, it may be difficult to find suitable replacements. This loss of senior management personnel may adversely affect our operating results as we incur costs to replace the departed personnel and potentially lose opportunities in the transition of important job functions. We do not maintain key man insurance on any of our officers.

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

We are in the process of amending our interconnection agreements to conform to the Triennial Review Order and Triennial Review Remand Order (“TRO/TRRO”). Relatively few of our circuits are affected by the TRO/TRRO. As a result, the TRO/TRRO amendments being negotiated/arbitrated at present will not have a significant impact on us. However, it is not possible to predict how the TRO/TRRO will affect our future long-term rates.

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

We currently rely and expect to continue to rely on a limited number of third party suppliers to manufacture the equipment we require. In recent years, at least one supplier went out of business, and there is the risk that others could do so in the future. If one or more additional suppliers go out of business, or if our competitors enter into exclusive or restrictive arrangements with our suppliers it may materially and adversely affect the availability and pricing of the equipment we purchase. Our reliance on third-party suppliers involves a number of additional risks, including the absence of guaranteed supply and reduced control over delivery schedules, quality assurance, production yields and costs.

Our suppliers may not be able to meet our needs in a satisfactory and timely manner in the future and we may not be able to obtain alternative suppliers when and if needed. It could take a significant period of time to establish relationships with alternative suppliers for critical technologies and to introduce substitute technologies into our network. In addition, if we change suppliers, we may need to replace all or a portion of the equipment deployed within our network at significant expense in terms of equipment costs and loss of revenues in the interim.

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

Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts at some time in the future, and the trading prices of our stock could decline as a result. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many telecommunication companies, including ours. Our stock price has varied between $1.15 and $1.87 within the last 12 months, based on end of day stock quotes. These fluctuations have often been unrelated or disproportionate to our operating performance. In addition, any negative change in the public’s perception of competitive local exchange carriers could depress our stock price regardless of our operating results.

The value of our common stock may be negatively affected by additional issuances of restricted or unrestricted common stock by us and general market factors.

Future issuances or sales of our common stock by us will likely be dilutive to our existing common stockholders. Future issuances or sales of common stock by us, or the availability of such common stock for future issue or sale, could have a negative impact on the price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our common stock could also adversely affect the prevailing price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We have leased office space in Pittsford, New York, a suburb of Rochester, where we maintain our corporate headquarters. The lease expires in March 2010, but provides we can terminate at any time without cost or penalty with three months’ notice. We currently have no plans to terminate this lease.

We also lease space in Las Vegas, Nevada for our national customer service operations including our call center, national network operating center, IT data center and local sales personnel. This lease expires in October 2009.

We own property housing three of our switches in California and one in Illinois. We also lease space for 18 other switch and equipment hub sites in Nevada and California that expire through 2015. During February 2005, we entered into an agreement with the landlord to terminate our Nevada switch lease as of June 2006. We have entered into a lease for a new switch site in Las Vegas. We will move to the new leased site and have a new switch operational, prior to closing the existing switch and vacating the premises. In addition, we have leased facilities to house our local sales and administration staff in the markets in which we operate.

With the ICG California acquisition, we acquired an additional nine switch and four equipment hub sites all within our existing markets. These sites are all leased, with lease terms expiring through 2010. We did not acquire any of the switches in these facilities.

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

We were party to an equipment lease dispute that resulted in claims being made against us and certain of our subsidiaries. On November 1, 2002, the plaintiff initiated the first of several actions against our subsidiary in the Circuit Court of St. Louis County, Missouri, and also filed actions in the U.S. Bankruptcy Court for the District of Delaware for recovery of claimed damages. In July 2005, a settlement was reached for all legal actions and the $0.6 million difference between the estimated liability previously recorded and the settlement amount was reflected as a reduction of selling, general and administrative expense on our consolidated statements of operations in the second quarter ended June 30, 2005. The final settlement payment of $0.8 million was made by us in October 2005.

From time to time, we engage in other litigation and governmental proceedings in the ordinary course of our business, including some claims that we have asserted against others, in which monetary damages are sought. The result of current or future litigation is inherently unpredictable; however, we do not believe any other asserted or pending litigation or governmental proceeding will have a material adverse effect on our financial condition, results of operations or cash flows.

We are also affected by regulatory proceedings, including those discussed above under “Business-Government Regulations” and the following:

California

On September 23, 2004, the California Public Utilities Commission (“CPUC”) adopted new rates increasing the cost of 2-wire loops but decreasing the cost of high-capacity digital loops that SBC (now AT&T) may charge us and other competitive local telephone companies for access to its network. Thereafter, in March 2005, the CPUC revised UNE rates downward by approximately 2% and ordered a retroactive true up of rates dating back to May 2002. Neither the revised rates nor the retroactive true up have had or are expected to have a material adverse effect on our business, financial condition or results of operations.

On November 22, 2005, the Administrative Law Judge (“ALJ”) issued a draft decision (final decision by CPUC expected in the first quarter 2006) in the Verizon unbundled network elements (“UNEs”) rate case regarding permanent rates for UNEs purchased by competitive carriers from Verizon in California. In March 2003, the CPUC issued an interim rate order setting Verizon UNEs rates at a level expected to be a close approximation of permanent rates (subject to a true up after permanent rates are determined). If the recent draft decision is adopted by the CPUC, the cost of 2-wire loops will increase but the cost of high-capacity digital loops will decrease. We do not believe that the establishment of permanent rates or the retroactive true up will have a material adverse effect on our business, financial condition, or results of operations.

On July 8, 2005, SBC petitioned the CPUC to rule on collocation rates. As the record was submitted for decision in 2000, SBC also petitioned to reopen the record for the submission of updated cost studies and the issuance of a final decision setting collocation prices and ordering a true up to those rates. We are not able to predict the timing or outcome of this proceeding or its effect on our business.

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

On September 15, 2005, SBC filed a collocation tariff in Illinois that would significantly change how power usage in CLEC facilities used to interconnect with the ILEC is measured and billed. The ICC stayed the tariff and opened a docket to investigate the proposed changes and anticipates making a decision in the third quarter of 2006. We are unable to predict the outcome of this proceeding or its effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock, $0.001 par value, traded on the National Association of Securities Dealers Over the Counter Bulletin Board, a regulated service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities under the symbol “MPOW.OB” until May 20, 2004, when our common stock was approved for trading on the American Stock Exchange under the symbol “MPE”. As of February 22, 2006, the closing price of our common stock was $1.33. The following sets forth the reported high and low sale prices for the common stock for each quarterly period in fiscal 2004 and 2005.

	High	Low
Quarter Ending March 31, 2004	$1.72	$1.31
Quarter Ending June 30, 2004	$1.47	$1.18
Quarter Ending September 30, 2004	$1.33	$1.06
Quarter Ending December 31, 2004	$1.90	$1.20
Quarter Ending March 31, 2005	$1.87	$1.41
Quarter Ending June 30, 2005	$1.79	$1.38
Quarter Ending September 30, 2005	$1.51	$1.22
Quarter Ending December 31, 2005	$1.47	$1.15

As of February 22, 2006, there were approximately 258 holders of record of our common stock.

Dividends

No cash dividends have ever been declared by us on our common stock. We do not anticipate that any dividends will be declared on our common stock for the foreseeable future. Future payments of cash dividends, if any, will depend on our financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by our board of directors. Our ability to declare and pay dividends on our common stock in the future may be restricted by covenants in debt indentures we may enter into.

Item 6. Selected Financial Data

The information required by this Item is as follows (in thousands except per common share amounts):

				Reorganized	Predecessor
				Mpower	Mpower	Year Ended
	Year Ended December 31,			Holding	Holding	December 31,
	2005	2004	2003	2002 (1)	2002 (1)	2001
Operating revenues	$193,017	$151,010	$148,172	$62,815	$83,289	$136,116
(Loss) income from continuing operations	(1,301)	(6,313)	(18,765)	17,754	(43,204)	(400,343)
(Loss) income from continuing operations per common share	(0.01)	(0.08)	(0.27)	0.27	(0.79)	(7.13)
Total assets (2)	138,004	104,964	109,029	127,423	—	613,647
Long-term debt and capital lease obligations including current maturities (2)	23,660	—	256	5,009	—	430,686
Predecessor Mpower Holding Series C Convertible Redeemable Preferred Stock (2)	—	—	—	—	—	46,610
Predecessor Mpower Holding Series D Convertible Redeemable Preferred Stock (2)	—	—	—	—	—	156,220

(1)
As a consequence of the reorganization occurring as of July 30, 2002, the 2002 financial results have been separately presented under the label “Predecessor Mpower Holding” for the period January 1 to July 30, 2002 and “Reorganized Mpower Holding” for the period July 31 to December 31, 2002. All periods after December 31, 2002 are “Reorganized Mpower Holding” and the year ended December 31, 2001 is “Predecessor Mpower Holding.”

(2)	Not provided for “Predecessor Mpower Holding 2002” column since year-end information is indicated in “Reorganized Mpower Holding 2002” column.

The numbers reflected above may not be comparable because of our reduction of markets from 2001 to 2003 and the elimination of a substantial portion of our debt and all of our preferred stock, the application of fresh-start accounting in connection with our reorganization in 2002, and the acquisition of ICG California in 2005.

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

Executive Summary - an executive review of our performance for the year ended December 31, 2005.

Company Overview - a general description of our business, the services we offer, the markets we serve, our recapitalization and our January 1, 2005 acquisition of certain assets and assumption of certain liabilities from ICG Communications, Inc. (“ICG”).

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

Executive Summary

As we look back over our 2005 results, it was clearly a year of progress for our business.

2005 Events

•
We integrated the ICG California business during 2005. With this January 2005 acquisition we added approximately $30.0 million in annual revenue, an extensive fiber network, and a wholesale revenue base and capability. We migrated this acquired revenue to our network platform and accomplished our goal of achieving network cost synergies during the latter half of 2005.

•	We continued the evolution of our business from one that was previously a plain old telephone service (“POTS”) business, to one that is now primarily a higher margin T1 business.

•
We evolved our revenue growth strategy to focus more resources on selling through our agent and vendor channels as the CLEC industry has shifted to more of an indirect sale model by selling through such agents and vendors. Our billed customer revenue attributed to the agent channel increased 57% in 2005, over 2004 results.

•
We installed our first soft switch in Southern California. This will further expand our network capabilities and maximize our opportunities in both hosted VOIP and future SIP trunking applications. These technologies provide capabilities such as redirecting calls, scheduling meetings, sharing of documents and performing directory look-ups. In addition, we moved our current hosted VOIP product to a new application platform and moved our existing hosted IP customers to that new platform. We have committed to hiring VOIP product specialists to support our sales account managers in all our markets.

•	We bought a 141-route mile fiber network with three fully survivable rings in Las Vegas from IDACOMM and anticipate accepting the network in the first quarter of 2006.

•	We launched our first wireless broadband trials in our Las Vegas market.

Operating in today’s telecommunications environment continues to provide unique opportunities for our company. Challenges accompany these opportunities. Looking forward, we have identified three key challenges, which are:

Continually Evolving Regulatory Environment

•
In 2004, we were required to absorb substantial price increases in our basic copper voice-grade equivalent loops, but the increased costs were offset (to a large extent) by lower T1 loop pricing. This ruling will continue to positively impact us as we shift away from 2-wire loops (POTS) and focus on T1 products.

•
In November 2005, a draft decision was rendered in California that would increase the cost of 2-wire loops we purchase from Verizon but would also lower our T1 loop pricing. There may also be a retroactive true-up. We do not believe the final rate decision will have a material adverse effect on our business.

•	In California, SBC petitioned the Public Utilities Commission to rule on the rates it can charge companies like us. We are unable to predict the timing or outcome of this proceeding.

•
The FCC ruled in its triennial review order, that the incumbent local phone companies (“ILECs”) will no longer have to provide unbundled network element platform (“UNE-P”) level services. That ruling went into effect March 2005 for new customers, and March 2006 for existing bases of customers. We are still evaluating the opportunities this ruling may have for us, but we are actively pursuing opportunities to provide network-based alternatives to UNE-P carriers on a wholesale basis in light of recent regulatory changes.

Growing Our Direct Sales Force

•
We have found it a challenge to recruit, retain and make successful, account managers who are experienced in the telecommunications field. In 2006, we are shifting our approach to focus our recruiting on raw sales talent and then to seek to mold them to be successful with our products and processes. This will involve hiring inexperienced people who will be paid less initially. We will then provide them with extensive, formalized training in our procedures and operations.

Mergers and Acquisitions

•
We continue to believe there will be consolidation in our industry and we intend to participate as a buyer or a seller as has always been our strategy. We will, however, continue to be disciplined in our approach and only evaluate opportunities that are accretive to our shareholders.

Company Overview

We were one of the first facilities-based competitive local telephone companies founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. Today, we offer local and long distance voice services as well as high-speed Internet access and voice over internet protocol (“VOIP”) by way of a variety of broadband product and service offerings over our own network of collocations, switches and fiber network. On January 1, 2005 we acquired certain assets and assumed certain liabilities of ICG in California. The assets acquired include ICG’s customer base and certain network assets in California, including a 1,412 route mile state-wide fiber ring and 915 miles of metropolitan fiber rings that connect 128 commercial buildings and 33 collocations throughout major cities in California.

All of our services are offered through our wholly-owned subsidiary, Mpower Communications Corp. (“Communications”), primarily to small and medium-sized business customers in all of our markets and residential customers primarily in the Las Vegas, Nevada market. Our other markets include Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento) and Chicago, Illinois. As of February 2006, we have approximately 48,700 business customers and approximately 14,600 residential customers. Many of the ICG customers acquired are larger accounts that generate more average monthly revenue than our existing customer base. We also bill a number of major local and long distance carriers for the costs of originating and terminating traffic on our network for our local services customers. We do not have any unbundled network element platform (“UNE-P”) revenues, although we are actively pursuing opportunities to provide network-based alternatives to UNE-P carriers on a wholesale basis in light of recent regulatory changes. During 2005, we acquired approximately 67% of our new retail sales through our direct sales force and supporting staff compared to 2004 when we acquired 78% of our new retail sales through our direct sales force. The remainder of our new retail sales were acquired through agent relationships and outbound telemarketing.

As a facilities-based provider, we own and control a substantial amount of our network infrastructure. Our network reaches across 297 central office collocation sites. In April 2004, we began selling T1 services to customers using facilities that do not directly connect to these collocation sites. We refer to this as “off-network.” Currently, there are 182 off-network locations that can be provisioned with T1 service. Having off-network facilities increases the number of our potential customers. We have seven switches in our network, including one Lucent “soft switch” we installed in our Los Angeles market in September 2005. A soft switch enables us to provide more features to our customers at lower on-going costs and less capital expenditures than traditional Class 5 switch equipment.

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

We have over 311,000 billable switched lines in service and an additional 2,900 private line circuits in service. The services we provide for these billable lines generate our revenues. As of February 2006, we have approximately 825 employees. We have established working relationships with Verizon, Sprint, and AT&T (formerly known as SBC, including its operating subsidiaries Pac Bell and Ameritech).

We were one of the first competitive communications carriers to implement a facilities-based network strategy. As a result, we own the network switches that control how voice and data communications originate and terminate, we install our network equipment at collocation sites of the incumbent carriers, and we lease the telephone lines or transport systems, over which the voice and data traffic are transmitted. As a result of the ICG acquisition, we now also have a fiber ring network in California that gives us additional network and traffic routing options. We are currently installing a fiber ring in our Las Vegas market. As we have already invested in and built out our own network, we believe that our strategy has allowed us to establish and sustain service in our markets at a comparatively low cost, while maintaining control of the access to our customers.

Our business is to deliver integrated voice and broadband data solutions. Our emphasis is on providing small, medium-sized and now larger size business customers, as well as wholesale customers, with a full suite of communications services and features, integrated on one bill, with the convenience of a single source provider. For our business customers, we provide local voice telephone service and broadband Internet by way of SDSL and T1. By using our existing equipment and interconnection agreements with incumbent carriers and network capabilities, we are able to offer fully integrated and channelized voice and data product and service offerings over a T1 connection. In order to serve the largest portion of our target audience, our combined voice and data network allows us to deliver services in several combinations over the most favorable technology: basic phone service on the traditional phone network, SDSL service, integrated T1 voice and data service, or data-only T1 connectivity. Our service offerings have been increased through the acquisition of ICG, providing us with the ability to be a wholesale provider to large interexchange carriers (“IXCs”), competitive local exchange carriers (“CLECs”), and internet service providers (“ISPs”). We have established a dedicated wholesale channel to focus on the unique needs of this customer base. With access to our facilities-based distributed network architecture and broad range of products and services, we offer wholesale customers opportunities to enhance or expand their business models.

We operate our business as one segment and as a consolidated entity managed at a national level. Our products and services have similar network operations, back-office support and technology requirements. Therefore, we manage these services as a single segment that are sold in geographic areas, or markets, within the United States, or that are sold to customers with a presence across geographical markets. We regularly evaluate the makeup of our business to determine whether more than a single segment exists as our business evolves and develops.

ICG California Acquisition

On January 1, 2005, we completed the acquisition of ICG’s retail and wholesale customers in California; a 1,412 route mile state-wide fiber ring and 915 route miles of metropolitan fiber rings which connect 128 commercial buildings across major cities in California, along with certain network assets and assumed certain liabilities related to those assets (“ICG California”) pursuant to an Asset Purchase Agreement (“Agreement”) dated October 22, 2004 by and among MCCC ICG Holdings, LLC (“MCCC”), ICG and us. MCCC is a joint venture between Columbia Capital and M/C Venture Partners. ICG is a Denver-based nationwide communications provider focused on delivering data and voice services to corporate customers, ISPs and telecommunication carriers using a network that it owned and operated. It was a publicly held company until October 18, 2004, when it became a private entity through a merger transaction. As a result of this merger, MCCC owns 100% of the voting stock of ICG.

We purchased these assets for $16.6 million excluding liabilities assumed, comprised of (i) $14.1 million in the form of 10,740,030 shares of our common stock, (ii) $1.2 million in the form of warrants dated January 1, 2005, to purchase another 2,000,000 shares of our common stock exercisable on or prior to the fifth anniversary of the date of issuance at an exercise price of $1.38 per share and (iii) $1.3 million of direct acquisition costs (described below). We also assumed certain of ICG’s capital lease obligations in California, including its long-term leases for its fiber network that had a fair value of $26.0 million as of January 1, 2005. The $14.1 million value of 10,740,030 shares of common stock was determined using an average stock price of $1.31 during the three days before and three days after the date the acquisition was announced. The fair value of the warrants was determined using the Black-Scholes method, with the following assumptions: dividend yield of 0%; expected warrant life of 5 years; risk free interest rate of 3.35%; and an expected volatility of 57%.

Upon completion of the ICG California acquisition on January 1, 2005, consideration was paid and we took title to that business. We retained independent appraisers to assist us in determining the fair value of certain assets acquired and liabilities assumed as required under SFAS No. 141, “Business Combinations.” The following table summarizes the final purchase price allocation for the ICG California acquisition (in thousands):

Assets Acquired	January 1, 2005
Accounts receivable	$1,526
Other receivables	301
Prepaid expenses and other current assets	60
Property and equipment	32,299
Goodwill	8,861
Other intangibles	3,096
Other long-term assets	250
Total assets acquired	46,393

Liabilities Assumed
Current maturities of capital lease obligations	2,476
Deferred revenue	1,613
Accrued other expenses	1,723
Long-term capital lease obligations	23,526
Long-term deferred revenue	78
Asset retirement obligations	336
Total liabilities assumed	29,752

Total purchase price (exclusive of liabilities assumed)	$16,641

The assets of ICG California consist primarily of:

•	Certain switching and routing equipment, located both in ICG California facilities and in facilities operated by one or more incumbent local exchange carriers;

•	Customer and sales agreements that constitute a majority of ICG California’s voice and data revenues;

•	Lit fiber capacity originally purchased by ICG as well as leased fiber network capacity, which are both expansive of our current network.

Of the $3.1 million of other intangible assets acquired as a result of the ICG California acquisition, approximately $2.6 million was assigned to customer relationships, which have an estimated useful life of 3 years. Approximately $0.3 million was assigned to software and $0.2 million was assigned to a product licensing agreement, which have estimated useful lives of 3 years and 5 years, respectively.

The ICG transaction described above involved a management services agreement and a transition services agreement that maintained the continuity of the ICG operations in California and prepared for the transfer of required business functions to us. Under the management services agreement, we reimbursed ICG for the cost of specific services provided by ICG on our behalf between the date the definitive agreement was signed (October 22, 2004) and final closing (January 1, 2005). We recognized gross direct acquisition costs of $0.5 million for services and fees incurred under the management services agreement. The management services agreement also provided that the operating results of the ICG California operations accrued to our benefit during the period of the agreement. During this period, ICG’s California operations generated positive cash flows from operations of $0.3 million, which has been recorded as an offset to the gross direct acquisition costs we incurred under the management services agreement. We recorded additional direct acquisition costs of $1.1 million primarily for legal and consulting fees incurred in connection with the ICG California acquisition. The $1.3 million of net direct acquisition costs described above was included as a component of the purchase price in accordance with SFAS No. 141, “Business Combinations.”

Commencing on the transaction closing date, January 1, 2005, certain services have been provided by ICG to us under a transition services agreement providing for services through December 31, 2005. For the year ended December 31, 2005, we incurred $1.3 million of expense under the transition services agreement, primarily related to accounting, billing, collections, provisioning, call center and network support services performed by ICG on our behalf, which are included in selling, general and administrative expenses in our consolidated statements of operations.

At December 31, 2005, approximately $0.2 million of cash has been received by ICG from customer payments on our behalf, which amounts are to be remitted to us under the terms of the transition services agreement. This amount is recorded on our consolidated balance sheet in other receivables and we expect to receive this amount in the first quarter of 2006, net of amounts due to ICG under the transition services agreement and other operating expenses paid on our behalf by ICG. At December 31, 2005, approximately $1.0 million of vendor invoices have been paid on our behalf by ICG, which amounts are to be remitted to ICG under the terms of the transition services agreement. This amount is recorded in our consolidated balance sheet in accounts payable. We paid $0.8 million of this amount in January 2006.

Markets

As of February 2006, we operate in five markets in three states and have 297 incumbent carrier central office collocation sites and 182 off-network collocation sites. The major markets in our footprint are: Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois. The table below shows the distribution of our central office collocation sites within these markets.

	Number of Collocations
Market	On-Network	Off-Network
Los Angeles	142	64
San Diego	28	19
Northern California	43	68
Las Vegas	18	—
Chicago	66	31
Totals	297	182

We believe there is significant growth potential within our existing market footprint, especially in California, with the customer base, network assets and services offerings acquired from our ICG California acquisition. In addition, our network backbone, including our ICG California fiber ring acquisition, is scalable and can provide reliability and service quality across our collocation footprint, while affording us the benefit of spreading the fixed costs across our base of markets. Use of off-network facilities will also allow us to sell certain T1 services to customers that are not within the geographic reach of our collocation sites.

Future Plans

The next step in our business plan is to accelerate our growth in the markets within which we currently operate while continuing to retain our current customers. We intend to accomplish this growth by pursuing other in-market acquisition opportunities that may become available, such as the 2005 ICG asset purchase as described above. In addition, we intend to grow through the introduction of new products and technologies and organic growth (especially in our higher margin T1 products). We will also focus on the wholesale channel and increase investment in our direct sales force and alternative sales channels, all of which we expect to result in the acceleration in the growth of our customer base, while maintaining our existing customer base. We intend to accomplish these goals while maintaining a simple and conservative capital structure as we invest in these initiatives. In terms of strategic transactions, we will continue to explore opportunities to increase our customer base and service offerings through merger and/or acquisition transactions that we would expect to be accretive to shareholder value.

Summary

We have experienced net losses since our inception as a result of efforts to build our customer base, develop and construct our communications network infrastructure, build our back-office capabilities, and expand our market base. We intend to continue to focus on increasing our customer base through growing our direct quota carrying sales representatives selling our services, selling through our agent and vendor channels, expanding our inside sales efforts, focusing on serving our customer base and establishing a wholesale channel. We will seek to bring increased capabilities to our existing customer base, along with seeking to increase our operating margins by improving the cost effectiveness of our network, offering higher margin products and services to our customers as well as streamlining our general and administrative functions.

With a challenging and rapidly changing competitive and regulatory environment, we may be forced to change our strategy. The following trends and uncertainties may affect both us and our industry, but we have concluded that it is not reasonably likely that these trends and uncertainties will have a material effect on our liquidity, capital resources or results of operations.

•	Competing technologies continue to emerge and grow that challenge our business such as various wireless and VOIP applications.

•	Consolidation in the industry may strengthen the surviving companies that compete with us.

•
The regulatory environment in the telecommunications industry in which we compete continues to evolve. We anticipate we will continue to grow in the midst of this environment, but may need to change our strategy in response to future changes to the competitive or regulatory environment.

Liquidity and Capital Resources

We generated positive cash flows from operating activities for each of the last two years. As of December 31, 2005, we had $28.4 million in unrestricted cash, cash equivalents and short and long-term investments available-for-sale. We believe that these balances, when combined with the initiatives described below that are the basis for our on-going business model, will generate enough liquidity to fully fund our business, including capital expenditures, on a continuing basis. In addition, we believe our operating cash flow will also be sufficient to fund our recently announced stock repurchase program.

Our working capital increased from December 31, 2004 to December 31, 2005 to $10.2 million. Our working capital plus long-term investments available-for-sale decreased slightly from December 31, 2004, to December 31, 2005.

Working Capital:	As of December 31,
(in thousands)	2005	2004	2003
Current Assets	$44,916	$51,755	$53,001

Current Liabilities	34,712	41,975	40,577

Working Capital	$10,204	$9,780	$12,424

Long-term investments available-for-sale	$1,317	$2,041	$—

In February 2005, we entered into an amendment to the lease with our landlord for our switch site in Las Vegas, Nevada. Under the amendment, our landlord paid us the sum of $7.7 million of cash and agreed to $0.3 million in rent abatement in consideration for our agreement to terminate our lease early and vacate the switch site by June 30, 2006. The rent abatement applies to our rent obligations from February 1, 2005 through June 30, 2006. In addition, in the event we need to supply fiber optic cable to our new location, the landlord has agreed to reimburse us for the actual costs incurred up to $0.5 million. We expect to spend $0.5 million and receive reimbursement from the landlord by June 30, 2006. We are expending a portion of the $7.7 million to construct a new switch facility in the Las Vegas market, so that the new switch will be operational prior to closing the old switch and vacating the existing premises. Through December 31, 2005, approximately $2.6 million has been expended. We expect that most of the cash expenditures associated with this relocation will be completed by March 31, 2006. A substantial portion of these expenditures will be capital expenditures.

In January 2006, we announced that our board of directors had approved a stock repurchase program pursuant to Rule 10b-18 under which we are authorized to acquire up to $10 million of our outstanding common stock in the open market over the next 12 months. We also announced we intend to adopt a prearranged Rule 10b5-1 stock trading plan and use a portion of the $10 million to repurchase our stock pursuant to that plan. The 10b5-1 plan will be implemented when permitted consistent with company-imposed blackout periods and insider trading law restrictions. Our 10b-18 stock repurchase program will allow us to make share purchases from time to time during our normal trading windows, depending on market conditions, share price and other factors. The 10b5-1 trading plan, when adopted, will allow us to also repurchase shares at times when we otherwise might be prevented from doing so under the insider trading laws or because of self-imposed trading blackout periods.

We have completed, and continue to pursue, several initiatives intended to continue to increase liquidity and better position us to compete under current conditions and anticipated changes in the telecommunications sector. These include:

•
Continue to generate cash flow from operations, with a focus on growing revenue from our most profitable products, improving profit margins by introducing new products and services with greater profit margins and reducing our cost of operating revenues through improvements in the cost structure of our network.

•	Having a $250 million shelf registration statement on Form S-3 declared effective by the Securities and Exchange Commission during May 2004;

•
Extending our $7.5 million funding credit facility secured by certain customer accounts receivables to April 24, 2006 as we investigate other funding sources, or determine that such a facility is not needed;

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

We negotiated an extension on our $7.5 million line of credit and it will now expire on April 24, 2006. We do not expect to draw from this line of credit before this expiration date. Our investments available-for-sale consist of auction rate securities, government agency notes, certificates of deposit and corporate bonds. All investments are made in accordance with our investment policy and guidelines approved by our board of directors.

Developing and maintaining our network and business has required and will continue to require us to incur capital expenditures primarily consisting of the costs of purchasing network and customer premise equipment and upgrading and maintaining our operations support system. Cash outlays for capital expenditures for the year ended December 31, 2005 were $16.8 million, which is exclusive of capitalized labor of $1.6 million. In June 2005, we paid a $1.3 million deposit, which is approximately one half of the total purchase price, for a 141-route mile fiber network with three fully survivable rings in Las Vegas. This deposit is recorded as an other long-term asset on our December 31, 2005 consolidated balance sheet and will be recognized as a capital expenditure when the conditions of the purchase agreement are met. This is expected to be in the first quarter of 2006.

Our capital expenditures in 2006 will focus on upgrading and maintaining our operating support system and our network to add new product and service offerings and customers and improving the cost efficiency of our network. In addition, as discussed above, we will complete the spending on the Las Vegas switch move and the fiber build started in Las Vegas.

We expect that funding for our capital expenditures will be from cash on hand as well as cash generated from operations. Included in our total planned capital expenditures are the following:

Network Capacity and Capability: Based on our planned customer growth, we anticipate spending approximately between $7.0 million and $9.0 million in 2006 to add to the capacity of our voice and data network as well as adding additional capability and features for new product and service offerings.

Information Technology: We anticipate spending approximately $3.9 million in 2006 in information technology that we expect to improve our back-office productivity and improve the quality of our interactions with customers, agents, vendors and other such stakeholders.

Customer Acquisition: We anticipate spending approximately $2.0 million in 2006 in acquiring customer premise equipment that will support the addition of new customers to our network.

Completion of the Las Vegas switch move and fiber build in Las Vegas: We anticipate our expenditures for the completion of these two projects to be approximately $4.6 million.

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

Shelf Registration

During February 2004, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) seeking to register up to $250 million of new securities, which could include shares of our common stock, preferred stock, warrants to purchase common stock, or debt securities. This filing was declared effective during May 2004. The filing of this shelf registration statement could facilitate our ability to raise capital, should we decide to do so, in the future. The amounts, prices and other terms of any new securities would be determined at the time of any particular transaction.

During January 2004, we adopted a warrant program under which up to 1,000,000 shares of our common stock are authorized for issuance. The shares issuable under the warrant program are covered by our shelf registration statement on Form S-3 filed in 2004. The intent of the warrant program is to make warrants to purchase shares of our common stock available to independent sales agents hired by us, with the number of warrants to be granted based on the increase in baseline sales performance achieved by these independent sales agents. For the years ended December 31, 2005 and 2004, we issued warrants to purchase 728,508 and 260,430 shares of common stock, respectively, through this program with a weighted average exercise price of $1.42 and $1.38 per common share, respectively. These warrants are exercisable at any time and expire three years from the date of issuance. A similar warrant program is being developed for 2006.

This shelf registration was also used for the sale of 1,988,894 shares of our common stock to the owners of ICG in connection with the acquisition of certain ICG assets in January 2005.

Registration Statement

During September 2005, we filed with the SEC a registration statement on Form S-8 to register 11,500,000 shares of our common stock issuable by us upon the exercise of options and other stock-based awards that have been granted or may be granted under our 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan replaces our previous non-stockholder approved plans, the Mpower Holding Corporation Stock Option Plan I and Mpower Holding Corporation Stock Option Plan II (together, the “Prior Plans”) and became effective upon approval of the stockholders on August 16, 2005 at our annual stockholders meeting. Additionally during September 2005, we filed Post-Effective Amendment No. 1 to a previously filed Form S-8 to deregister a total of 2,460,954 unissued shares of our common stock that had been available for issuance under the Prior Plans since no further options may be granted under the Prior Plans. The prior registration statement remains in effect for outstanding options under the Prior Plans.

Cash Flow Discussion

In summary, our cash flows for the year ended December 31, 2005 were as follows (in thousands):

Year Ended December 31,
2005
Net Cash Provided by Operating Activities	$8,656
Net Cash Used in Investing Activities	$17,490
Net Cash Used in Financing Activities	$215

The above summary of cash flows includes cash and cash equivalents.

For the year ended December 31, 2005, we achieved positive cash from operations for the second year in our history. We were able to achieve cash from operations primarily as a result of a one-time payment in consideration for our agreement to accelerate the expiration date of our Las Vegas, Nevada switch site lease, as well as the generation of higher margin revenue streams, operational efficiencies and associated expense reductions.

Cash and Cash Equivalents: At December 31, 2005, cash, cash equivalents, and short and long-term investments available-for-sale were $28.4 million. This balance has the following components (in thousands):

Cash and cash equivalents	$18,278
Investments available-for-sale	8,845
Long-term investments available-for-sale	1,317
Total at December 31, 2005	$28,440

Long-term Restricted Cash: Long-term restricted cash amounted to $9.2 million as of December 31, 2005. We have committed to pay severance benefits to certain employees in the event they are terminated involuntarily, without cause or resign voluntarily for good reason. We maintain two irrevocable grantor trusts, which have been funded at a level sufficient to pay a portion of the severance benefit obligations pursuant to employment agreements. We restricted $7.5 million of cash and cash equivalents for these severance benefits as of December 31, 2005 and 2004. As of December 31, 2005, $0.3 million of restricted cash and cash equivalents, representing severance obligations to be paid during the next twelve months, were included in prepaid expenses and other current assets on our consolidated balance sheet. For the years ended December 31, 2005, 2004 and 2003, we paid out $0.1 million, $0.1 million and $2.1 million, respectively, relating to these severance commitments.

In addition, we maintain a trust for the future purchase, if needed, of run-off insurance for our directors and officers. As of December 31, 2005 and 2004, we restricted $2.0 million of cash and cash equivalents for the purchase of run-off insurance.

The trusts referred to above were all established prior to our filing bankruptcy in 2002 to reassure key employees and members of our board of directors that our obligations to pay severance benefit obligations and to obtain run-off insurance coverage could be met in any event. This was essential to the success of our business plan, in that without the retention of key employees and members of the board of directors, the ability to successfully carry out our business plan would have been greatly hampered. Key employees and members of the board of directors needed the assurance that the severance benefits they were relying on were funded and could be paid in any event, and that they would be protected with run-off insurance in the event of a merger, acquisition or other event requiring such insurance coverage.

The trusts established to cover commitments for severance payments will terminate when all employees have been paid all amounts due them pursuant to the terms and conditions of those trust agreements. The trust to purchase run-off insurance will terminate when the funds in the trust have been used to purchase run-off insurance in the event of a merger, acquisition or other event requiring such insurance.

Cash Flows from Operating Activities and Investing Activities

Our statements of cash flows are summarized as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Net cash provided by (used in) operating activities	$8,656	$14,342	$(9,444)

Cash flows (used in) provided by investing activities:
Purchases of property and equipment, net of payables	$(16,754)	$(5,623)	$(7,229)
Deposits on property and equipment purchase commitments	(1,349)	—	—
Proceeds from sale of assets from continuing operations	218	407	872
Proceeds from sale of assets from discontinued operations	1,093	63	19,364
Costs associated with sale of assets from discontinued operations	—	—	(1,239)
Purchase of investments available-for-sale, net	(2,578)	(10,505)	—
Sale of investments available-for-sale, net	2,393	362	—
(Purchase) sale of restricted investments, net	(134)	114	4,002
Other	(379)	—	—
Net cash (used in) provided by investing activities	$(17,490)	$(15,182)	$15,770

Operating Activities: Cash flows from operating activities were $8.7 million for the year ended December 31, 2005. This is a decrease of $5.7 million compared to the year ended December 31, 2004. The decrease is primarily a result of an increase in accounts receivable due to the increased revenue generated from adding the ICG California customers, a reduction in accounts payable due to certain significant payments for services delivered at the end of 2004 not being paid for until the first quarter of 2005, and timing differences in other working capital accounts. These decreases more than offset the $7.7 million we received in February 2005 for the Las Vegas switch site lease amendment. The Las Vegas switch site lease amendment and related impact on cash will not be recurring. Cash flows provided by operating activities increased for 2004 compared to 2003. The key component of this improvement was a substantial reduction in net loss significantly attributable to a 7% reduction in operating expenses from continuing operations and generation of higher margin revenue streams.

Investing Activities: For the year ended December 31, 2005, we used $17.5 million in cash for investing activities as compared to $15.2 million for the year ended December 31, 2004, which included a $10.5 million purchase of investments available-for-sale. The cash used in 2005 primarily represents the investment of $16.8 million in capital expenditures and the $1.3 million initial deposit made for the purchase of the Las Vegas market fiber ring, partially offset by $1.1 million of funds received from escrowed amounts related to previous asset sales from discontinued operations.

Cash Flows from Financing Activities

Our cash flows from financing are summarized as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Cash flows (used in) provided by financing activities:
Payments on capital lease obligations	$(2,504)	$(256)	$(1,569)
Payment of deferred debt financing costs	(262)	—	(131)
Proceeds from issuance of common stock, net of costs	2,551	81	16,062
Repurchase of senior notes	—	—	(2,154)
Other	—	(965)	—
Net cash (used in) provided by financing activities	$(215)	$(1,140)	$12,208

Financing Activities: For the year ended December 31, 2005, we used $0.2 million in cash for financing activities as compared to $1.1 million for the year ended December 31, 2004, which primarily consisted of costs incurred in connection with the planned acquisition of ICG California. The cash used in 2005 primarily represents cash paid for capital lease obligations offset by the proceeds from the issuance of common stock to MCCC ICG Holdings, LLC (“MCCC”) in connection with the acquisition of ICG California. Cash paid for capital lease obligations increased in 2005 as a result of the assumption of the capital lease obligations in connection with the ICG California acquisition.

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

Commitments and Contingencies

We have entered into various operating lease agreements with expirations through 2015 for our switching facilities and offices (the “Operating Lease Obligations”).

On February 10, 2005, we signed an amendment to our Las Vegas, Nevada switch site lease. In consideration for our agreement to accelerate the original expiration date of the lease to an earlier date, the landlord paid us $7.7 million in cash and agreed to $0.3 million in rent abatement from February 1, 2005 through the new lease expiration at June 30, 2006. The cash was received in February 2005. This $8.0 million settlement, net of $0.8 million of estimated costs to exit the facility, has been included in other income in our consolidated statement of operations for the year ended December 31, 2005. The impact of this early termination of our existing lease as of December 31, 2005 reduced our lease obligations by approximately $0.9 million and changed the lease expiration date from August 2011 to June 2006. We entered into a lease for a new switch site with a third party during the second quarter of 2005. A portion of the $7.7 million one-time payment is being used to construct a new switch facility in the Las Vegas market and to cover exit costs related to the existing switch site.

In the ordinary course of business, we enter into purchase agreements with our vendors. As of December 31, 2005, we had total unfulfilled commitments with vendors of $2.9 million. Included in this amount is the remaining $1.2 million purchase commitment with IDACOMM for the Las Vegas market fiber ring.

We also have various agreements with certain carriers for transport, long distance and other network services. At December 31, 2005, our minimum commitments under these agreements are $15.7 million, which expire through December 2026. Circuit lease expenses for the periods ended in 2005, 2004 and 2003 are included in cost of operating revenues in our consolidated statements of operations.

Pursuant to the acquisition of ICG California in January 2005, we assumed certain capital leases of ICG, including certain long-term leases for its fiber network, which had a fair value of $26.0 million as of January 1, 2005. The assumed capital lease obligations have terms that range from 2 to 16 years.

As of December 31, 2005, we are obligated to make cash payments in connection with lease obligations and purchase commitments. All of these obligations require cash payments to be made by us over varying periods of time. Certain of these arrangements are cancelable on short notice and others require payments for early terminations, if any. Included in the table below are future commitments in effect as of December 31, 2005 (in thousands):

Continuing Operations:	2006	2007	2008	2009	2010	Thereafter
Operating lease obligations	$7,710	$6,656	$4,931	$3,652	$1,831	$1,739
Circuit lease obligations	7,406	3,501	773	461	426	3,157
Capital lease obligations, including interest	4,062	4,031	4,031	3,997	3,986	39,805
Purchase commitments	2,918	—	—	—	—	—
Total	$22,096	$14,188	$9,735	$8,110	$6,243	$44,701

Approximately $0.1 million of the operating lease payments and circuit lease payments remain as part of our accrued network optimization costs originally recorded in June 2001 and February 2002.

We have sufficient liquidity and capital resources to fund these obligations in 2006 and we believe our future cash flow from operations will be sufficient to continue to pay these obligations as they become due in the future.

As provided in the asset sale agreements for the discontinued markets sold to third parties in 2003, the purchasers of these assets assumed the liabilities associated with the markets acquired. However, we remain contingently liable for several of the obligations in these markets. We are guarantor of future lease obligations with expirations through 2015. The guarantees arose from the assignment of certain leases as a part of the asset sales. We are fully liable for all obligations under the lease terms in the event the assignee fails to pay any sums due under the lease. The remaining maximum potential amount of future payments we could be required to make under the guarantees at December 31, 2005 was $7.6 million. No payments have been made to date and none are expected to be required to be made in the future. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” no liability has been recorded on our consolidated balance sheet at December 31, 2005 or 2004 as those guarantees are not subject to the recognition provisions.

From time to time, we are involved in legal proceedings arising in the ordinary course of business, including some claims asserted by us against others, in which monetary damages are sought. The result of any current or future litigation is inherently unpredictable; however, we believe there is no litigation asserted or pending against us that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

On February 17, 2005, a class action lawsuit was commenced against us, alleging violations of California Labor Code Sections 2802 and 2804. The group of plaintiffs attempting to be formed and certified as a class would include our sales representatives in California for the past four years. The plaintiffs are seeking to recover what they claim to be unreimbursed expenses incurred in the performance of their duties, including additional mileage reimbursement. The action is pending in Superior Court of the State of California for the County of Los Angeles. We deny any liability to the plaintiffs and intend to vigorously defend the action, and believe that ultimate damages awarded, if any, will not have a material adverse effect on our financial position, results of operations or cash flows.

Results of Continuing Operations

Our revenues are generated from the sale of communications services consisting primarily of local and long distance voice services as well as high-speed Internet broadband and VOIP services to our customers and switched access billings to other carriers. As a result of the ICG acquisition, we also provide services on a wholesale basis. Local, long distance and data services are generally provided and billed as a bundled offering under which customers pay a fixed amount for a package of combined local, long distance and data services. Our revenues consist of:

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

As a result of our switched access agreements, the final FCC rate step-down and growth in our core customer trade revenue, we anticipate a continued decrease of switched access revenues as a percent of total revenue. Switched access revenue as a percent of total revenue was 7% for the year ended December 31, 2005, and 10% and 13% for the years ending December 31, 2004 and 2003, respectively. Correspondingly, revenue from core trade customers (our business and residential customers) increased to 93% of total year 2005 revenues as compared to 90% and 87% of total revenues for the two previous years.

Our principal operating expenses consist of cost of operating revenues, selling expenses, general and administrative expenses, and depreciation and amortization expense. Cost of operating revenues consists primarily of access charges, line installation expenses, transport expenses, long distance expenses and lease expenses for our switch sites and our collocation sites. Cost of operating revenues and selling, general and administrative expenses do not include an allocation of our depreciation or amortization expense as those expenses are presented separately.

Selling expenses consist primarily of salaries, commissions and related personnel costs attributable to our sales personnel, marketing costs and facilities costs. General and administrative expenses consist primarily of all other salaries and related personnel costs, the cost of maintaining the hardware and software in our network and back office systems, provision for bad debts, professional fees, insurance, property taxes, customer care and billing expense, facilities expense and agent selling expense.

Depreciation and amortization expense includes depreciation of switching and collocation equipment as well as general property and equipment and the amortization of certain intangible assets.

Other income in 2005 was primarily related to the early termination of our Las Vegas, Nevada switch site lease, net of exit expenses. Other income in 2003 resulted from the reversal of a sales tax contingency reserve deemed no longer needed.

Gross interest expense is primarily attributable to our capital lease commitments and commitment fees and interest paid relating to our line of credit.

Interest income results from the investment of cash and cash equivalents, and investments available-for-sale. These investments available-for-sale consist of auction rate securities, government agency notes, certificates of deposit and corporate bonds. All investments are made in accordance with our investment policy and guidelines approved by our of directors.

Analysis of Consolidated Statements of Operations (in thousands):

	Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003		Percentage Change Increase/(Decrease)
	$	% of Revenue	$	% of Revenue	$	% of Revenue	2005 vs. 2004	2004 vs. 2003
Operating revenues
Core customer trade revenue	$179,946	93%	$135,647	90%	$129,562	87%	33%	5%
Switched access revenue	13,071	7%	15,363	10%	18,610	13%	(15%)	(17%)
Total revenue	193,017	100%	151,010	100%	148,172	100%	28%	2%
Cost of operating revenues (1)	88,222	46%	69,279	46%	75,445	51%	27%	(8%)
Selling, general and administrative (2)	89,303	46%	73,111	48%	77,609	52%	22%	(6%)
Other operating expenses	21,531	11%	15,533	10%	15,415	10%	39%	1%
Interest income	(869)	—	(430)	—	(199)	—	*	*
Interest expense	3,817	2%	248	—	526	—	*	*
Other income	(7,686)	—	(418)	—	(1,859)	—	*	*
Loss from continuing operations	(1,301)	(1%)	(6,313)	(4%)	(18,765)	(13%)	(79%)	(66%)
Discontinued operations:
(Loss) income from discontinued operations	(48)	(0%)	908	1%	(2,368)	(2%)	*	*
Net loss	$(1,349)	(1%)	$(5,405)	(4%)	$(21,133)	(14%)	(75%)	(74%)

*	Calculation is not meaningful.

(1)	Exclusive of depreciation and amortization included in other operating expenses of $15.6 million, $8.0 million and $7.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(2)	Exclusive of depreciation and amortization included in other operating expenses of $6.0 million, $7.5 million and $8.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Year Ended December 31, 2005 vs. 2004

Operating Revenues. Total operating revenues increased to $193.0 million for the year ended December 31, 2005 as compared to $151.0 million for the year ended December 31, 2004. The 28% increase in revenue was primarily the result of:

•
An increase of $25.9 million in our higher-end integrated voice and data services revenue resulting from an increase of approximately 4,100 average loops in service from a combination of the addition of the ICG California business and growth in our pre-ICG California business.

•	An increase of $17.5 million in our private line revenue from our ICG California acquisition.
•	An increase of $3.1 million in our toll revenue primarily due to more minutes per customer, which resulted in an overall increase in minutes of use.
•	An increase of $1.7 million of directory assistance revenue as a result of a rate increase in the quarter ended March 31, 2005.

These increases were offset by:

•
A decrease in POTS revenue of $3.7 million, the result of an average of 14,000 fewer POTS billable lines in service for the year ended December 31, 2005 compared to the year ended December 31, 2004. The decrease occurred despite the addition of approximately $1.6 million of ICG California POTS revenue in 2005.

•
A decrease of $2.3 million in switched access revenues primarily a result of a decrease of $1.4 million due to a reduction in the types of the Intralata toll traffic we agreed to bill to one of the ILECs during the first quarter of 2005, and a decrease of $1.4 million in Primary Interexchange Carrier Charge ("PICC") revenue. The decrease occurred despite the addition of approximately $1.5 million of ICG California switched access revenue in 2005.

Cost of Operating Revenues. Cost of operating revenues (excluding depreciation and amortization) for the year ended December 31, 2005, was $88.2 million as compared to $69.3 million for the year ended December 31, 2004. The 27% or $18.9 million increase in the cost of operating revenues is primarily due to:

•
An increase in our customer T1 expense of $9.2 million. Our pre-ICG California business accounted for $3.8 million of the increase. For the year ended December 31, 2005, we had an increase in the number of customer lines in service and an increase in the average cost per T1 resulting from ordering higher cost circuits to meet customer needs. The remaining $5.4 million increase is attributable to the ICG California acquired customer T1 lines.

•	An increase of $5.8 million in rent and utilities, as a result of the acquisition of ICG California leased switch sites.
•
An increase of $4.8 million for network access expense. This increase is attributable to the transition of the ICG California network to our existing network in early 2005. In May 2005 we started the conversion of the ICG California network to our network. In September 2005 we began the process of reducing duplicate circuits. We anticipate a reduction in network access expense in the year ending December 31, 2006 as a result of a continued cost and utilization grooming of our network.

•	Collocation cost increased $0.6 million or an 8% increase. This is a result of the assumption of the rented space in the ICG California collocation sites.
•
An increase in non-recurring charges of $0.6 million. This increase is a result of an ILEC settlement credit in March 2004 and from a modest increase in installation expense for the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004.

These increases were offset by:

•	A settlement with a major ILEC on disputes that resulted in a $1.0 million reduction of cost of operating revenue in the year ended December 31, 2005.
•	A decrease of $0.7 million for operator and directory assistance expense. During 2005 we moved our service to a lower cost vendor resulting in a reduction in the rates we are charged for this service.
•
Decrease in our POTS expense of $0.1 million resulting from a decrease in the number of loops for the year ended December 31, 2005 compared to the year ended December 31, 2004. This is a result of POTS customers discontinuing our services as we focus our business more on our T1 platform.

Selling, General and Administrative. For the year ended December 31, 2005, selling, general and administrative expenses (excluding depreciation and amortization) totaled $89.3 million, a 22% or $16.2 million increase compared to the $73.1 million for the year ended December 31, 2004. The increase is primarily due to:

•
An $8.4 million increase in salary, wages and benefit related expenses. This is primarily the result of an increase in average headcount from approximately 720 employees for the year ended December 31, 2004 to approximately 800 employees for the year ended December 31, 2005, due to the growth of our business and the impact of the ICG California acquisition.

•
A $2.4 million increase in agent commissions as a result of significant revenue growth for the independent agent sales channel and changes made to our agent commission structure for competitive reasons.

•
Additional expenses of $2.1 million for incremental transition expenses related to the integration of assets as a result of the ICG California acquisition on January 1, 2005. We do not expect to incur additional incremental transition expenses during 2006.

•
A $1.4 million increase in property tax related expense primarily due to the ICG California acquisition in January 2005 and reversal of certain accrued property taxes during the year ended December 31, 2004 resulting from the resolution of property tax audits in California and adjustments in estimated audit exposure in other states.

•
Additional expenses of $1.3 million pursuant to our transition services agreement with ICG under which certain services related to the acquired operations of ICG California were performed for us by ICG. These services primarily related to accounting, billing, collections, provisioning, call center and network support. A significantly reduced amount of these transition services are expected to be provided through the first quarter of 2006. Therefore, we anticipate incurring minimal additional expenses for this item in the future.

•	A $0.8 million increase in engineering equipment and network maintenance expense driven by our network expansion as a result of the ICG California acquisition.
•	A $0.7 million increase in bad debt expense primarily a result of the recently acquired ICG California wholesale revenue streams.
•	A $0.6 million increase in severance obligations incurred during the year ended December 31, 2005 in connection with the resignation of two executive officers.
•	A $0.5 million increase in outside services expenses resulting from higher expenses relating to contract services and timing of professional fees for Sarbanes-Oxley compliance and audit expenses.

The increased expenses were partially offset by:

•
A $1.6 million decrease in additional benefits which was primarily the result of lower management bonuses for the year ended December 31, 2005 as a result of not achieving certain predetermined financial goals.

•
A $1.1 million decrease in expense related to a paid time off policy change for certain of our employees effective September 1, 2005. This is a one time reduction. Therefore, no future expense reduction is anticipated.

•
A $0.6 million decrease resulting from a favorable settlement reached on an equipment lease dispute during the year ended December 31, 2005. See Note 10 to the financial statements for additional information related to this settlement.

We have increased headcount over the past 24 months primarily as a result of the acquisition of ICG California and customer initiatives. During 2006, we anticipate increasing our headcount a small amount which will result in higher selling, general and administrative expense in 2006 than 2005. These planned headcount increases are for our VOIP initiatives, an increased focus on growing and managing our existing customer base and productivity and gross margin enhancing activities. In addition, effective January 1, 2006, we are required to recognize compensation expense for all share-based payments, which will increase our selling, general and administrative expense in 2006 and beyond.

Network Optimization. For the year ended December 31, 2005, we recognized $0.1 million of income related to the release of our accrued network optimization reserve for rent expense. This release in the network optimization reserve was a direct result of a final decree issued by the US Bankruptcy Court on December 29, 2005.

Depreciation and Amortization. For the year ended December 31, 2005, depreciation and amortization was $21.7 million as compared to $15.5 million for the year ended December 31, 2004. The additional depreciation and amortization was primarily attributable to the $32.3 million of property and equipment and $3.1 million of intangibles acquired from ICG in January 2005.

Interest Income. Interest income was $0.9 million for the year ended December 31, 2005, compared to $0.4 million for the year ended December 31, 2004. Interest income is derived primarily from the investment of cash and cash equivalents, investments available-for-sale and restricted cash and cash equivalents. The increase is largely due to increases in our rates of return on investments.

Interest Expense. Gross interest expense for the year ended December 31, 2005 totaled $3.8 million, as compared to $0.2 million for the year ended December 31, 2004. Interest expense includes interest on capital lease commitments and commitment fees and interest paid relating to our line of credit. The increase is primarily a result of our assumption of capital leases in the ICG California acquisition.

Other Income. For the year ended December 31, 2005, we recorded $7.7 million of other income, which was primarily comprised of $7.2 million related to early termination of our Las Vegas, Nevada switch site lease, which is net of exit expenses. This was a one-time transaction and is not expected to occur again. We are spending a portion of the cash received on the construction of a replacement switch facility in Las Vegas during the first quarter of 2006. For the year ended December 31, 2004, we recorded a minimal amount of other income primarily related to the gain on asset sales. These gains primarily resulted from the sale of network equipment.

Year Ended December 31, 2004 vs. 2003

Operating Revenues. Total operating revenues increased to $151.0 million for the year ended December 31, 2004 as compared to $148.2 million for the year ended December 31, 2003. The 2% increase in revenue was primarily the result of:

•	A $12.9 million or 40% increase in revenue related to our T1 based products and services as we had an increase in the number of business customers receiving those services, offset by:
•	A $7.0 million or 8% decline in our plain old telephone service (“POTS”) revenue as we focus more of our business and new revenue on our T1 based products and services; and
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

Cost of Operating Revenues. Cost of operating revenues (excluding depreciation and amortization) for the year ended December 31, 2004, was $69.3 million as compared to $75.4 million for the year ended December 31, 2003. The 8% or $6.1 million decrease in the cost of operating revenues is primarily due to:

•
A $3.0 million or 10% decrease in the recurring expense related to our POTS resulting from a 10% decrease in average POTS lines in service for the year ended December 31, 2004, versus the year ended December 31, 2003, as we continued to move more of our revenue toward data services.

•
A $3.1 million or 84% increase in the cost of T1 and trunk services for the year ended December 31, 2004, compared to the year ended December 31, 2003. This increase is the result  of revenue growth of 46% for these services for the year ended December 31, 2004, compared to the year ended December 31, 2003.

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

•
A $0.8 million reduction in property tax related expense primarily due to a reversal of accrued property tax resulting from the resolution of property tax audits in California and ongoing adjustments in estimated liability in other states.

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

Network Optimization. For the year ended December 31, 2003, we recognized a $1.0 million reduction to our previously recognized network optimization costs primarily resulting from a final settlement with one of our network carriers. With respect to the network optimization charges, the total actual charges have been based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from subleases, our ability to sell or re-deploy network equipment for growth in our existing network and other factors. The closing down of these markets as part of the network optimization charges have contributed materially to our improved operating performance and is expected to materially benefit our future operating results. There are no remaining liabilities attributable to our network optimization charges that will have a material future impact on our liquidity or results from operations.

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

Other Income. For the year ended December 31, 2004, we reported $0.4 million of other income as compared to $1.9 million for the year ended December 31, 2003. Other income recognized during 2003 resulted primarily from the reversal of a sales tax contingency reserve deemed no longer needed.

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

In March 2003, we completed a transaction with Xspedius Equipment Leasing, LLC ("XE"), a subsidiary of Xspedius Communications, LLC ("Xspedius") pursuant to an Asset Contribution Agreement effective as of December 31, 2002. Under the terms of the Asset Contribution Agreement, we contributed the assets in our Texas market to XE in exchange for a 14% interest in XE. In April 2003, we sold 92.85% of our interest in XE (13% of XE) to a current member of XE for $0.5 million. In addition, XE agreed to assume certain liabilities from us with respect to the Texas assets.In April 2003, we completed the sale of our assets in our Florida and Georgia markets to Florida Digital Networks, Inc. (“FDN”), pursuant to an Asset Purchase Agreement dated as of January 8, 2003. The purchase price for the assets in Florida and Georgia was $12.4 million. In addition, FDN agreed to assume certain of our liabilities with respect to the Florida and Georgia assets. As of December 31, 2005, $12.0 million of the purchase price has been received and the remaining $0.4 million was being held in escrow.

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

As of December 31, 2005, we have recorded a $0.4 million receivable related to asset sales from discontinued markets. This receivable has been included in other receivables in our consolidated balance sheets and the balance is being held in escrow by a third party escrow agent. We expect to receive the remaining $0.4 million, net of expenses chargeable to us of $0.3 million included in accrued other expenses on the consolidated balance sheet, before June 2006. Subsequent to December 31, 2005, an additional $0.1 million of the remaining escrow was received.

The operating revenues and expenses of our discontinued markets have been classified as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for all periods presented. (Loss) income related to these discontinued markets was as follows for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
Operating revenues	$33	$4	$6,150
Operating (income) expenses	81	(584)	7,995
(Gain) loss on disposal	—	(320)	523
(Loss) income from discontinued operations	$(48)	$908	$(2,368)

During 2005, we recorded $0.1 million in operating expenses primarily driven by rent expense of $0.2 million for a leased switch location not assigned as part of the market sales, offset by reversals of use and property tax liabilities of $0.1 million. During 2004, we recorded $0.6 million of operating income from discontinued operations, primarily related to the reversal of sales and property tax liabilities resulting from the resolution of tax audits and ongoing estimates of audit exposure in other states, as well as the resolution of certain disputes with several carriers. During 2003, we recorded $8.0 million in operating expenses from discontinued operations, primarily related to the ongoing operation of the discontinued markets through the date of sale. Operating expense for the year ended December 31, 2003 included exit costs of $2.4 million, primarily related to facility and lease contract termination costs of $1.8 million and one-time severance termination benefits of $0.6 million.

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

Application of Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management believes that the following accounting policies fall within the Securities and Exchange Commission’s definition of “critical accounting policies,” or involve a “critical accounting estimate” because they are particularly dependent upon estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We have reviewed our critical accounting policies with our audit committee.

On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, billing from network carriers, sales and property taxes, deferred income taxes, impairment of goodwill, other intangible and long-lived assets, business combinations and capital lease obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition: We recognize operating revenues as services are rendered to customers in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” We recognize revenue from monthly recurring charges, enhanced features and usage in the period in which service is provided. Advance billings for services not yet provided are deferred and recognized as revenue in the period in which service is provided. We bill the transactional elements of usage-based services in arrears. Estimates are used for these services to recognize revenue in the period earned. Nonrefundable activation fees are also deferred and recognized as revenue over the expected term of the customer relationship.

We recognize revenue from switched access in the period in which service is provided, when the price is fixed, the earnings process is complete and the collectability is reasonably assured. In circumstances when these criteria are not met, revenue recognition is deferred until these criteria are met. Consequently, under such circumstances, although we continue to bill the customer for all services provided, we do not recognize revenue until cash is received. As part of the revenue recognition process for switched access, we evaluate whether receivables are reasonably assured of collection based on certain factors, including past credit history, financial condition of the customer, industry norms, past payment history of the customer and the likelihood of billings being disputed by customers. If the amount we collect, in the future, from our switched access charges varies significantly from our estimates, our revenue may be negatively affected.

Judgments in recognizing revenue may affect our results and cause our revenue to be difficult to predict. Any changes in recognizing revenue could cause our operating results to vary significantly.

Allowance For Doubtful Accounts: We maintain allowances for doubtful accounts for estimated losses resulting from our inability to collect all amounts owed by our customers for our services. We have recorded both specific and general reserves for bad debt to reduce the related receivables to the amount we ultimately expect to collect from customers. In order to estimate the appropriate level of this allowance, we analyze 1) historical bad debts, 2) disputes, 3) current economic, industry and competitive trends, 4) specific information we obtain on the financial condition or changes in the credit worthiness of our customers, and 5) changes in our customer payment patterns and other relevant factors. If the financial condition of our customers were to deteriorate and impact their ability to make payments, or certain carriers dispute amounts we have billed, additional allowances may be required. In establishing the allowance for doubtful accounts, we have taken into consideration the aggregate risk of our receivables. If actual results differ from our estimates, we may need to adjust our allowance for doubtful accounts in the future.

Billing From Network Carriers: Various long distance carriers and incumbent carriers lease loop, transport and network facilities to us. The pricing of such facilities is governed by either a tariff or an interconnection agreement. These carriers bill us for our use of such facilities. From time to time, the carriers present inaccurate bills to us, which we dispute. As a result of such billing inaccuracies, we record an estimate of our liability based on our measurement of services received. When disputes are ultimately resolved, our cost of operating revenues (excluding depreciation and amortization) may increase or be reduced in the period the dispute is settled depending upon the final resolution. As the period of time required to resolve these types of disputes often extends over several quarters, the effect of the ultimate resolution of such disputes is normally realized in periods subsequent to the period in which the dispute is initiated.

As of December 31, 2005, we had $4.6 million of invoices disputed with carriers. We have recorded a reserve of $0.3 million related to the disputed balances. Based on the nature and history of disputes with the carriers, we believe this amount to be adequate. Any significant changes as a result of the resolution of these disputes may require us to adjust our reserves in the future and would affect our operating results accordingly.

Sales and Property Taxes: We maintain reserves for estimated exposure for various sales and use taxes that taxing jurisdictions may claim as being owed due to interpretations of state and local regulations. In addition, we maintain reserves for positions taken related to the underlying taxable base of capital expenditures made in past years by Mpower Lease Corporation, a wholly owned subsidiary of Communications prior to June 30, 2005, when it was liquidated into Communications. Similarly, reserves are maintained for positions taken on the assessment basis used to pay certain property taxes to various state and local taxing jurisdictions. These tax matters can be complex in nature and uncertain as to the ultimate outcome. Although we believe our positions are fully supportable, we consider the likelihood of potential challenges and the sustainability of such challenges upon examination. Changes in our tax reserves have occurred and are likely to continue to occur as our assessments change based on current facts and circumstances, such as further developments and progress of tax examinations in various jurisdictions.

We continually review the facts and circumstances of each of these reserves in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, and believe that each reserve recorded is appropriate at December 31, 2005. Any significant results from audits, other triggering events, or the passage of time, may require us to adjust our reserves in the future and would affect our operating results at that time.

Deferred Income Taxes: We record deferred income tax assets and liabilities on our balance sheet related to events that impact our financial statements and income tax returns in different periods. To compute these deferred income tax balances, we first analyze the differences between the book bases and tax bases of our assets and liabilities (referred to as “temporary differences”). These temporary differences are then multiplied by current tax rates to arrive at the balances for the deferred income tax assets and liabilities. We then must estimate whether deferred income tax asset amounts will be realized in the future. A valuation allowance is provided for the deferred income tax asset amounts that are not likely to be realized. At this time, our judgment is that it is more likely than not that no benefit from net deferred income tax assets will be recognized and therefore a full valuation allowance has been provided for against these net deferred income tax assets as of December 31, 2005. Future changes in this judgment could result in a material impact to our net income.

Goodwill and Intangible Assets: Goodwill results from the ICG California acquisition, which was determined based on purchase accounting standards as the excess of the purchase price including liabilities assumed over the fair value of identifiable assets acquired. Intangibles consist primarily of customer relationships and trademark. SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) provides that goodwill and other separately recognized intangible assets with indefinite lives are not amortized, but are subject to at least an annual assessment for impairment through the application of a fair-value-based test. We utilize November 30 as our annual impairment test measurement date. Intangible assets that do have finite lives are amortized over their estimated useful lives and reviewed for possible impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as discussed within the “Impairment of Long-Lived Assets” section below.

The identification and measurement of goodwill impairment involves a comparison of the estimated fair value of a reporting unit with the carrying value of the reporting unit. We estimate the fair value of our reporting unit based on the market capitalization of our common stock as of our annual impairment test measurement date. Our impairment review for indefinite lived intangible assets is based on a combination of a market based approach and a relief from royalty approach. The market based approach estimates the fair value of an asset based on a comparison of the asset to comparable publicly traded assets in our industry or transactions involving similar assets. The relief from royalty approach estimates the fair value of an asset based on the value of the cash flows that we expect to generate in the future, which requires significant judgment with respect to future volume, revenue and expense growth rates, and the selection of an appropriate discount rate. We use estimates based on expected trends in making these assumptions. An impairment charge is recorded for the difference between the carrying value of the asset and the estimated fair value of the asset. We use judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, or acts by governments and courts, may signal that an asset has become impaired. No impairment charges were recorded on goodwill or indefinite lived intangibles in 2005, 2004 or 2003.

Impairment of Long-Lived Assets: Property and equipment, finite lived intangible assets, and other long-lived assets are reviewed for possible impairment in accordance with SFAS No. 144. We conduct annual reviews for idle and underutilized equipment, and review business plans for possible impairment implications. If an event or change in circumstance arises that indicates the carrying amount of the asset may not be recoverable, an impairment review is performed by us. Our impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires management judgment with respect to changes in technology, the continued success of product and service offerings, and future volume, revenue and expense growth rates. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted, or another appropriate fair value methodology is utilized, to determine the estimated fair value of the asset and an impairment charge, if any, is recorded for the difference between the carrying value and the fair value of the asset. No impairment charges were recorded on long-lived assets in 2005, 2004 or 2003.

Business Combinations: On January 1, 2005, we acquired title to the ICG California business. We retained an independent appraiser to assist in determining the fair value of certain assets acquired and liabilities assumed as required under SFAS No. 141. See the section titled “ICG California Acquisition” for a summary of the fair value of assets acquired and liabilities assumed. Although we believe the values assigned to the assets acquired and liabilities assumed to be reasonable, differences in valuation of these assets or liabilities would have resulted in a change in the value of our intangible assets.

Capital Lease Obligations: Pursuant to the acquisition of ICG California in January 2005, we assumed certain capital leases of ICG, including certain long-term leases for its fiber network, which had a fair value of $26.0 million as of January 1, 2005 utilizing an implicit interest rate of 15%. The capital lease obligations have terms that range from 2 to 16 years. See Note (8) to our financial statements for a table showing the future minimum lease payments for our capital leases. Although we believe the values assigned to the capital leases to be reasonable, differences in the assumptions of the implicit interest rate of the capital leases would have the effect of increasing or decreasing the value of the capital leases.

Effects of New Accounting Standards

Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143, " which clarifies the term "conditional asset retirement obligation" used in FASB No. 143 "Accounting for Asset Retirement Obligations" and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 were effective as of December 31, 2005. The adoption of FIN 47 did not have a material impact on our consolidated results of operations or financial condition.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" (FAS 123R) which requires us to measure and recognize compensation expense for all share-based payments at fair value. In addition, the FASB has issued a number of supplements to FAS 123R to guide the implementation of this new accounting pronouncement. Share-based payments include stock option grants and other equity-based awards granted under our long-term incentive and stock option plans. FAS 123R will be effective beginning January 1, 2006. We will use the Black-Scholes valuation model as the method for determining the fair value of our equity awards that we issue after January 1, 2006. We will use the modified prospective transition method, which requires that compensation cost be recognized in our financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption (the “Existing Awards”) and requires that prior periods not be restated. We estimate that we will recognize compensation expense related to Existing Awards of $1.4 million and $0.6 million over the remaining requisite service periods during the years ending December 31, 2006 and 2007, respectively. The impact of Existing Awards for the year ending December 31, 2008 is minimal. We cannot yet estimate what the compensation expense impact will be on our financial statements for the awards that we issue after January 1, 2006. FAS 123R also requires us to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting FAS 123R (the “APIC Pool”). We are currently evaluating acceptable methods for calculating our APIC Pool.

Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 requires that all voluntary changes in accounting principles be recognized as a retroactive restatement of all periods presented except when retroactive restatement is impracticable. In addition, SFAS No. 154 also requires that a change in depreciation method be accounted for as a change in accounting estimate that is affected by a change in accounting principle, which would be accounted for in the period of change if the change affects that period and also in future periods if the change affects both the period of change and future periods. SFAS No. 154 also eliminates paragraph 4 of APB 20, which specifies that APB 20 does not apply to changes made to comply with new pronouncements. This Statement will require that any change in an accounting principle made as a result of a new pronouncement be reported following the same guidance as that for voluntary changes in accounting principles unless the new pronouncement's transition provisions require another method. SFAS No. 154 is effective for years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated results of operations or financial condition.

Minimum Revenue Guarantees Granted to a Business or Its Owners

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FIN 45-3,“Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” which amends paragraph 3 of FIN 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to include minimum revenue guarantees. FSP No. FIN 45-3 requires that a liability be recognized at inception for the fair value of the obligation to stand ready to perform under the guarantee, even if it is not probable that the contingent events that would cause payment will occur. FSP No. FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after the beginning of the first fiscal quarter following November 10, 2005, with disclosure requirements effective for any minimum revenue guarantee issued prior to the initial application of the FSP. We are currently evaluating the potential effect of the adoption of FSP No. FIN 45-3 and do not believe that it will have a material impact on our consolidated results of operations or financial condition.

Forward Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution the reader that certain statements contained in this report regarding our and/or management’s intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We wish to caution the reader these forward-looking statements are not historical facts and are only estimates or predictions. Actual results, including projections with respect to our future operating performance, may differ materially from those projected as a result of risks and uncertainties including future sales growth, changes in federal or state telecommunications regulations, market acceptance of our product and service offerings, the liquidity of our common stock, our ability to secure adequate financing or equity capital to fund our operations and network expansion, our ability to manage growth and maintain a high level of customer service, the performance of our network and equipment, our ability to enter into strategic alliances or transactions, the cooperation of incumbent local exchange carriers in provisioning lines and interconnecting our equipment, regulatory approval processes, the effect of regulatory decisions on our access charges and operating costs, changes in technology, price competition and other market conditions and risks detailed in Item 1A - “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information, or otherwise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not use interest rate derivative instruments to manage our exposure to interest rate changes. The interest rate under our line of credit floats with the prime rate and therefore we do have exposure to interest rate changes as a result of our line of credit agreement. As of December 31, 2005, we did not have any outstanding borrowings under the line of credit.

As a result of the ICG California acquisition in January 2005, we acquired certain capital leases that have fixed interest rates and as a result we do not have exposure to interest rate changes for those obligations.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in “Internal Control-Integrated Framework”. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

The effectiveness of our or any system of controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mpower Holding Corporation
Rochester, New York

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting, that Mpower Holding Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2005 and our report dated March 1, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Date: March 1, 2006	/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Rochester, New York

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our executive officers and directors, and their respective ages as of February 22, 2006, are as follows:

Name	Age	Position
Rolla P. Huff	49	Chief Executive Officer and Chairman of the Board
Michael E. Cahr	65	Director
Anthony J. Cassara	50	Director
Peter H.O. Claudy	44	Director
Michael M. Earley	50	Director
Andrew D. Lipman	54	Director
Robert M. Pomeroy	43	Director
Joseph M. Wetzel	50	President and Chief Operating Officer
S. Gregory Clevenger	42	Executive Vice President and Chief Financial Officer
Russell I. Zuckerman	58	Senior Vice President, General Counsel and Corporate Secretary
James G. Dole	47	Senior Vice President, Strategic Implementation
James E. Ferguson	51	President, Sales and Marketing
Anthony M. Marion, Jr.	54	Vice President, Information Technology
Michele D. Sadwick	39	Vice President, Customer Base Management
Russell A. Shipley	43	President, Wholesale and Network Services
Michael J. Tschiderer	46	Senior Vice President of Finance, Controller and Treasurer

Rolla P. Huff currently serves as our chief executive officer and has been chairman of our board of directors since July 2001. Mr. Huff was elected to our board of directors pursuant to the terms of his employment agreement. In addition, the terms of our reorganization plan implemented upon the completion of our bankruptcy proceeding in 2002 provides for our chief executive officer to serve on our board of directors. Mr. Huff’s current term as a director will expire in 2006. Mr. Huff was elected as our chief executive officer and president and as a member of our board of directors in November 1999. From March 1999 to September 1999, Mr. Huff served as president and chief operating officer of Frontier Corporation and served as executive vice president and chief financial officer of that corporation from May 1998 to March 1999. From July 1997 to May 1998, Mr. Huff was president of AT&T Wireless for the Central U.S. region and Mr. Huff served as senior vice president and chief financial officer of that company from 1995 to 1997. From 1994 to 1995, Mr. Huff was financial vice president of mergers and acquisitions for AT&T.

Michael E. Cahr has served on our board of directors since July 30, 2002. Mr. Cahr’s current term as a director will expire in 2008. Since April 1999, Mr. Cahr has been president and chief executive officer of Saxony Consultants. He also served as president of that company from 1980 to 1987. During the interim, from 1994 to March 1999, Mr. Cahr served as chairman, president and chief executive officer of Allscripts, a medication management solutions company. From 1987 to 1994, Mr. Cahr was venture group manager for Allstate Venture Capital. Mr. Cahr was president, chief executive officer and owner of Abbey Fishing Company from 1973 to 1980. From 1963 to 1973 Mr. Cahr held various positions at Sun Chemical Corporation. Mr. Cahr also serves as a director of Lifecell Corporation and PacificHealth Laboratories, Inc.

Anthony J. Cassara has served on our board of directors since May 2003. Mr. Cassara’s current term as a director will expire in 2006. Since January 2001, Mr. Cassara has been president of Cassara Management Group, Inc., a privately-held business consulting practice focusing on the telecommunications industry. Prior to founding this firm, Mr. Cassara was president of the carrier services division of Frontier Corporation from April 1996 to September 1999, and after Frontier was acquired by Global Crossing continued in that position until December 2000. During his sixteen years with Frontier and Global Crossing from 1984 until December 2000, Mr. Cassara held many executive positions in various domestic and international business units. Mr. Cassara also served as chief executive officer of Pangea, a telecommunications company, from February 2001 until June 2001. Mr. Cassara serves as a director of American Communications Network Inc. and TeleGlobe International Holdings, Inc.

Peter H.O. Claudy was selected to serve on our board of directors in February 2005. Mr. Claudy's current term as a director will expire in 2007. Mr. Claudy was designated to serve on the board of directors by MCCC ICG Holdings, LLC ("MCCC") under the terms of an investor rights agreement entered into with MCCC and ICG Communications, Inc. ("ICG"). The investor rights agreement was entered into in connection with our purchase of ICG's customer base and certain network assets in California and an investment by MCCC in our common stock in January 2005. Mr. Claudy is a director of ICG and a member of the managing board of MCCC. Since 1991, Mr. Claudy has been employed by M/C Venture Partners, a venture capital firm specializing in communications and information technology companies. He currently serves as general partner. Mr. Claudy also serves on the boards of directors of Atlantis Bidding Corp., Florida Digital Network, New Global Telecom, Site Excell Tower Partners, Supra Telecom and the New England Venture Capital Association, the latter of which he is also president.

Michael M. Earley has served on our board of directors since July 30, 2002.  Mr. Earley’s current term as a director will expire in 2007. Mr. Earley has been an advisor to a number of businesses, acting in a variety of management roles since 1997. He has served as chief executive officer of Metropolitan Health Networks, Inc., a provider of healthcare services, since March 2003 and he was elected chairman of the board in September 2004. From January 2001 until March 2003, Mr. Earley was self-employed as a business advisor. During 2000 and 2001, Mr. Earley was a consultant to and acting chief executive officer of Collins Associates, an institutional money management firm. From 1998 to 1999, Mr. Earley served as principal and owner of Triton Group Management Inc, a business advisory concern. From 1994 to 1997, Mr. Earley served as president of Triton Group Ltd., a public diversified holding company. From 1991 to 1993, Mr. Earley was senior vice president, chief financial officer and director of Intermark, Inc. and Triton Group Ltd., during which time the two companies were restructured and consolidated through a pre-arranged Chapter 11 proceeding. From 1986 to 1990, Mr. Earley held the positions of chief financial officer of Triton Group Ltd. and vice president, corporate development for Triton Group Ltd. and Intermark, Inc. Mr. Earley was controller for International Robomation/Intelligence from 1983 to 1985 and an audit and tax member of the Ernst & Whinney accounting firm from 1978 to 1983.

Andrew D. Lipman was selected to serve on our board of directors in April 2004. Mr. Lipman’s current term as director will expire in 2006. Since 1988, Mr. Lipman has been a partner in the Washington, D.C. law firm of Swidler Berlin LLP, where he heads the firm’s telecommunications practice. He is currently vice chairman of the firm. Mr. Lipman also served from 1988 until 1997 as senior vice president legal and regulatory affairs for MFS Communications, at the time, a large local competitive telecommunications carrier. Mr. Lipman also serves as director of NuSkin Corporation (a cosmetic and nutritional supply company), The Management Network Group (a consulting firm), Sutron Corporation (a manufacturer of weather monitoring devices), World Cell (a cell phone retailer) and Last Mile (a facilitator of building access).

Robert M. Pomeroy has served on our board of directors since July 30, 2002. Mr. Pomeroy’s current term as a director will expire in 2007. Since January 2004, Mr. Pomeroy has been the chief executive officer of Gotham Donutz LLC, an owner/operator of quick service restaurants. From August 2001 until January 2004, Mr. Pomeroy was a self-employed financial consultant. From September 2000 to August 2001, Mr. Pomeroy was the chief financial officer of Graphnet, Inc., a multinational data communications carrier. From June 1999 to August 2000, Mr. Pomeroy was a vice president and equity research analyst for Goldman, Sachs & Co. where he covered the telecommunications industry. Prior to Goldman Sachs, Mr. Pomeroy was a vice president and equity research analyst with Credit Suisse First Boston from May 1998 to June 1999. Additionally, Mr. Pomeroy is a certified public accountant with substantial auditing experience with multinational public accounting firms.

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

Russell A. Shipley is our president of wholesale services and chief network services executive. Mr. Shipley joined our company in June 2003 as new technology officer. In February 2005, Mr. Shipley was named as president, wholesale division, a newly formed division started in conjunction with our acquisition of certain ICG assets in January 2005 and he also assumed responsibility for our network services in January 2006. Prior to joining our company, Mr. Shipley served as vice president of operations for Global Name Registry from September 2002 to June 2003. Mr. Shipley provided individual consulting services for startups and telecom investment firms from March 2002 to September 2002. Mr. Shipley served as senior vice president of global network transport operations for Global Crossing from January 2002 to March 2002, vice president of data engineering and operations from June 2000 to December 2001 and as vice president of network services from September 1999 until June 2000. Mr. Shipley joined Global Crossing in September 1999 when it acquired Frontier Corporation, where he had been vice president of network services since June 1999, and was vice president of network planning and development from September 1995 to May 1999. Mr. Shipley held numerous management positions between 1985 and 1994 for Rochester Telephone, the predecessor of Frontier.

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

Messrs. Huff, Wetzel, Clevenger, Zuckerman, Marion and Tschiderer and Ms. Sadwick all served as officers at the time we initiated our voluntary pre-negotiated petition in bankruptcy in February 2002.

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

On February 15, 2006, Richard L. Shorten, Jr. resigned from our board of directors after forming a new business relationship with a Connecticut-based hedge fund. Mr. Shorten, who joined our board in 2002, had no conflicts with our management or other board members.

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

Based solely on our review of the copies of such forms received by us with respect to transactions during 2005, or written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, executive officers and persons who own more than 10% of our equity securities have been complied with.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table shows, for the fiscal years ended December 31, 2005, 2004 and 2003, the cash compensation paid by us, as well as certain other compensation paid or accrued for such year, for our chief executive officer and the four most highly compensated executive officers other than the chief executive officer employed by us as of December 31, 2005. This table also indicates the principal capacities in which they served during 2005.

Summary Compensation Table
					Long-Term
		Annual Compensation			Compensation
				Other Annual	Awards	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($) (1)	Options (#)	Compensation ($)
Rolla P. Huff,	2005	536,000	133,760(2)	—	323,145	—
Chairman and chief executive officer	2004	453,539	430,858(3)	—	562,800	—
	2003	440,654	455,554(4)	—	824,100	—

Joseph M. Wetzel,	2005	318,000	56,660(2)	—	140,671	—
President and chief operating officer	2004	306,923	187,561(3)	—	281,250	—
	2003	300,000	191,231(4)	71,561(5)	202,500	—

S. Gregory Clevenger,	2005	300,000	53,500(2)	—	135,678	—
Executive vice president and chief financial officer	2004	269,231	180,864(3)	—	281,250	—
	2003	264,423	191,231(4)	—	335,625	—

James E. Ferguson,	2005	233,394	35,984(2)	—	93,418	—
President - sales and marketing	2004	225,077	124,557(3)	—	150,000	—
	2003	104,923	82,500(6)	—	350,000	—

Steven A. Reimer,	2005	217,422	39,364(2)	—	90,464	219,420(7)
Senior vice president - customer operations	2004	204,615	120,619(3)	—	187,500	—
	2003	200,000	127,487(4)	—	135,000	66,670(8)

(1)	The amounts of perquisites received by executive officers have not been disclosed unless they exceed the lesser of $50,000 or 10% of salary and bonus for a particular year.

(2)	Includes the cash component of the 2005 annual bonus paid in 2006.

(3)	Includes the cash component of the 2004 annual bonus paid in 2005.

(4)	Includes the cash component of the 2003 annual bonus paid in 2004.

(5)
Mr. Wetzel’s other annual compensation for 2003 includes perquisites received by him, which were comprised of approximately $51,000 related to the use of a townhouse in Las Vegas and approximately $21,000 of various other perquisites.

(6)	Represents third quarter and fourth quarter 2003 management bonus. The amount earned for the fourth quarter bonus was paid in 2004.

(7)	Represents severance benefit accrued in 2005 in connection with Mr. Reimer’s resignation.

(8)	Represents retention payments paid in 2003.

Compensation Committee Interlocks and Insider Participation

Our compensation committee consists of Michael E. Cahr, Anthony J. Cassara and Andrew D. Lipman. None of the members of the compensation committee ever served as officers or employees of our company.

Employment Agreements

Rolla P. Huff. Our employment agreement with Mr. Huff provides for a base salary of $536,000 per year and an annual bonus of up to the greater of (i) $536,000; or (ii) his base salary based on our achievement of certain annual targets to be established by our board of directors in conjunction with our annual operating budget or in the discretion of our board of directors. Mr. Huff is required to devote his full time and efforts to the business of our company during the term of his employment agreement, which expires on September 18, 2006. Mr. Huff’s employment may be terminated by either us or Mr. Huff at any time. Mr. Huff has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. In the event Mr. Huff’s employment ceases, Mr. Huff will be entitled to severance pay equal to the greater of (a) $1.5 million or (b) two times his base salary preceding his cessation of employment (or $536,000 if higher), and the highest bonus paid to him during any 12 month period between November 1, 1999 and the termination date, with payment to be made in a lump-sum.

Joseph M. Wetzel. Our employment agreement with Mr. Wetzel provides for a base salary of $318,000 per year and an annual bonus of up to 75% of his base salary based upon achieving established corporate, functional and individual goals. Mr. Wetzel is required to devote his full time and efforts to the business of our company during the term of his employment agreement. Mr. Wetzel’s employment may be terminated by either us or Mr. Wetzel at any time. Mr. Wetzel has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. If Mr. Wetzel’s employment is terminated by us without cause or due to a change of control or there is a material change in Mr. Wetzel’s responsibilities or salary or a relocation of more than 35 miles from his present place of business, Mr. Wetzel will receive severance pay equal to two times the higher of his fixed salary immediately preceding the termination date or $300,000 and two times the highest bonus paid to him during any 12 month period between September 20, 2002 and the termination date, with payment to be made in a lump-sum.

S. Gregory Clevenger. Our employment agreement with Mr. Clevenger provides for a base salary of $300,000 per year and an annual bonus of up to 75% of the greater of (i) $300,000; or (ii) his base salary based upon achieving established corporate, functional and individual goals. Mr. Clevenger is required to devote his full time and efforts to the business of our company during the term of his employment agreement. Mr. Clevenger’s employment may be terminated by either us or Mr. Clevenger at any time. Mr. Clevenger has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. If Mr. Clevenger’s employment is terminated by us without cause or due to a change of control or there is a material change in Mr. Clevenger’s responsibilities or salary or a relocation of more than 35 miles from his present place of business, Mr. Clevenger will receive severance pay equal to two times the higher of his fixed salary immediately preceding the termination date or $300,000 and two times the highest bonus paid to him during any 12 month period between April 25, 2002 and the termination date, with payment to be made in a lump-sum.

James E. Ferguson. Our employment agreement with Mr. Ferguson provides for a base salary of $233,200 per year and an annual bonus of up to 75% of his base salary based upon achieving established corporate, functional and individual goals. Mr. Ferguson is required to devote his full time and efforts to the business of our company during the term of his employment agreement. Mr. Ferguson’s employment may be terminated by either us or Mr. Ferguson at any time. Mr. Ferguson has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. If Mr. Ferguson’s employment is terminated by us without cause or by him for good reason, Mr. Ferguson will receive severance pay equal to two times his fixed salary immediately preceding the termination date or the fixed salary on June 18, 2003, and two times the highest bonus paid by us through the termination date, with payment to be made in a lump sum.

Steven A. Reimer. Our retention and severance agreement with Mr. Reimer provides for a severance benefit equal to one times his salary immediately preceding his termination date, if terminated by us without cause or voluntarily by the officer for good reason. Mr. Reimer’s employment with us terminated in January 2006 and he will receive the severance benefit specified in his agreement. Mr. Reimer has agreed not to participate in a competitive business during the severance period.

Option Grants in Last Fiscal Year

The table below sets forth information regarding all stock options granted in the 2005 fiscal year under our Stock Option Plans to those executive officers named in the Compensation Table above.

Name	Number of Securities Underlying Options Granted in 2005	% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Market Price or Fair Value on Date of Grant	Expiration Date	Potential Realized Assumed Annual Rates of Stock Price Appreciation (1)
						5%	10%
Rolla P. Huff	323,145	14.4%	$1.63	$1.63	2/9/15	$331,255	$839,466
Joseph M. Wetzel	140,671	6.3%	$1.63	$1.63	2/9/15	$144,202	$365,435
S. Gregory Clevenger	135,648	6.0%	$1.63	$1.63	2/9/15	$139,053	$352,386
James E. Ferguson	93,418	4.2%	$1.63	$1.63	2/9/15	$95,763	$242,681
Steven A. Reimer	90,464	4.0%	$1.63	$1.63	2/9/15	$92,734	$235,007

(1)
The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of our common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table shows aggregate exercises of options during 2005 and the values of options held as of December 31, 2005 by those executive officers named in the Compensation Table above.
Name	Number of Shares Acquired on Exercise	Value Realized	Number of Unexercised Options December 31, 2005 Exercisable(E)/ Unexercisable(U)		Value of Unexercised In-The-Money Options December 31, 2005 (1) Exercisable(E)/ Unexercisable(U)
Rolla P. Huff	—	—	3,701,895(E	)	$3,119,656(E	)
Rolla P. Huff	—	—	214,400(U	)	$27,872(U	)
Joseph M. Wetzel	—	—	1,960,671(E	)	$1,753,175(E	)
Joseph M. Wetzel	—	—	120,000(U	)	$15,600(U	)
S. Gregory Clevenger	—	—	2,060,648(E	)	$1,897,362(E	)
S. Gregory Clevenger	—	—	120,000(U	)	$15,600(U	)
James E. Ferguson	—	—	376,751(E	)	$118,499(E	)
James E. Ferguson	—	—	216,667(U	)	$69,000(U	)
Steven A. Reimer	—	—	557,964(E	)	$281,950(E	)
Steven A. Reimer	—	—	80,000(U	)	$10,400(U	)

(1)	Amounts shown are based upon the closing sale price for our common stock on December 31, 2005, which was $1.38 per common share.

Director Compensation

Our outside directors, with the exception of Mr. Claudy, will each receive quarterly payments, in advance, of $12,000, paid on January 1, April 1, July 1, and October 1, 2006, as compensation for their services as board members for 2006. No options were granted to outside directors in 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information known to us with respect to beneficial ownership of common stock as of February 22, 2006, by (A) each director, (B) each of the executive officers named in the Summary Compensation Table beginning on page 60, (C) all executive officers and directors as a group and (D) each person known by us to be a beneficial owner of more than 5% of our outstanding common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Ownership (2)
MCCC ICG Holdings LLC (3)	14,728,924	15.7%
Peter H.O. Claudy, director (4)	14,728,924	15.7%
Aspen Advisors, LLC (5)	10,490,000	11.4%
West Highland Capital, Inc. (6)	7,338,435	8.0%
Kingdon Capital Management, LLC (7)	5,958,730	6.5%
Rolla P. Huff, chief executive officer and chairman of the board (8)	3,827,017	4.0%
S. Gregory Clevenger, executive vice president and chief financial officer (9)	2,227,635	2.4%
Joseph M. Wetzel, president and chief operating officer (10)	2,118,171	2.3%
Steven A. Reimer, senior vice president customer operations (11)	587,964	*
James E. Ferguson, president sales and marketing (12)	473,918	*
Michael E. Cahr, director (13)	325,000	*
Robert M. Pomeroy, director (14)	280,000	*
Michael M. Earley, director (15)	255,000	*
Anthony J. Cassara, director (16)	250,000	*
Andrew D. Lipman, director (17)	100,000	*
All executive officers and directors as a group (16 persons) (4)(8)(9)(10)(12)(13)(14)(15)(16)(17)(18)	27,491,705	26.1%

* Less than 1% of total.

(1)
In accordance with the Securities and Exchange Commission’s rules, each beneficial owner’s holdings have been calculated assuming the full exercise of options held by the holder which are currently exercisable or which will become exercisable within 60 days after the date indicated and no exercise of options held by any other person.

(2)
Applicable percentage of ownership for each holder is based on 91,609,999 shares of common stock outstanding on February 22, 2006, plus any common stock equivalents and presently exercisable stock options held by each such holder, and options held by each such holder which will become exercisable within 60 days after March 1, 2006.

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

(5)
Information is based on a Schedule 13G/A filed with the Securities and Exchange Commission on July 15, 2005, by Aspen Partners, Series A, Aspen Capital LLC (general partner of Aspen Partners), Aspen Advisors LLC (investment advisor to Aspen Partners) and Nikos Hecht (managing member of Aspen Capital LLC and Aspen Advisors LLC). Aspen Partners LLC directly owns 7,356,346 shares (including 200,000 shares issuable upon exercise of presently exercisable warrants). Aspen Partners, Aspen Capital, Aspen Advisors and Hecht each share the power to vote and dispose of 7,356,346 shares. Aspen Advisors and Hecht share the power to vote and dispose of an additional 3,133,654 shares owned by private clients of Aspen Advisors. The address of Aspen Advisors and its affiliates is 152 West 57th Street, New York, New York 10019.

(6)
Information is based on a Schedule 13G/A filed with the Securities and Exchange Commission on January 19, 2006. West Highland Capital, Inc. (“WHC”) is a registered investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares owned by them. Lang H. Gerhard is the sole shareholder of WHC and the manager of Estero Partners, LLC (“Estero”). Gerhard, Estero and WHC are the general partners of West Highland Partners, LP, an investment limited partnership (“WHPLP”). Each of the foregoing is identified on the Schedule 13G as having shared dispositive power of the shares owned by WHC. WHC, Estero and Gerhard are identified in the Schedule 13G as a group, and WHPLP disclaims membership in the group. The Schedule 13G indicates that WHC, Estero and WHPLP each share the power to vote and dispose of 6,838,435 shares. The Schedule 13G indicates that Gerhard has the sole power to vote and dispose of an additional 500,000 shares for a total of 7,338,435 shares. The address of West Highland Capital, Inc. is 300 Drake’s Landing Road, Suite 290, Greenbrae, CA 94904.

(7)
Information is based on a Schedule 13G filed with the Securities and Exchange Commission on January 25, 2006. The address of this beneficial owner is 152 West 57th Street, 50th Floor, New York, New York, 10019.

(8)
Mr. Huff’s ownership includes options to purchase 3,701,895 shares which are presently exercisable. Excludes 10,024 shares owned by Mr. Huff’s wife and minor children, with respect to which shares Mr. Huff disclaims beneficial ownership.

(9)
Mr. Clevenger’s ownership includes options to purchase 2,060,648 shares which are presently exercisable. Also includes 6,000 shares owned by Mr. Clevenger’s minor children and 125,741 shares of restricted stock which will vest in four annual installments beginning on February 20, 2007.

(10)
Mr. Wetzel’s ownership includes options to purchase 1,960,671 shares which are presently exercisable and 132,500 shares of restricted stock which will vest in four annual installments beginning on February 20, 2007.

(11)	Mr. Reimer’s ownership includes options to purchase 557,964 shares which are presently exercisable.

(12)
Mr. Ferguson’s ownership includes options to purchase 376,751 shares which are presently exercisable and 97,167 shares of restricted stock which will vest in four annual installments beginning on February 20, 2007.

(13)	Mr. Cahr’s ownership includes options to purchase 255,000 shares which are presently exercisable.

(14)	Mr. Pomeroy’s ownership includes options to purchase 255,000 shares which are presently exercisable.

(15)	Mr. Earley’s ownership includes options to purchase 255,000 shares which are presently exercisable.

(16)	Mr. Cassara’s ownership includes options to purchase 250,000 shares which are presently exercisable or which will become exercisable within 60 days after the date of this report.

(17)	Mr. Lipman’s ownership includes options to purchase 100,000 shares which are presently exercisable or which will become exercisable within 60 days after the date of this report.

(18)
Includes options to purchase 2,571,349 shares, which are held by executive officers not named above and which are presently exercisable or which will become exercisable within 60 days after the date of this report. Also includes 306,668 shares of restricted stock held by executive officers not named above which will vest in four annual installments beginning on February 20, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants or other rights to acquire equity securities under our equity compensation plans as of December 31, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	9,375	$1.28	7,490,625(1)
Equity compensation plans not approved by security holders	21,669,637	$0.95	116,120(2)
Total	21,679,012	$0.95	7,606,745

(1)	We have reserved an additional 4,000,000 shares of common stock that may be issued under the 2005 Plan as a result of expirations, forfeitures or cancellations under the Prior Plans.

(2)	Includes warrants that may be earned by Shemano Group, Inc. in connection with the transaction discussed in Note 12 to the financial statements.

Item 13. Certain Relationships and Related Transactions

Andrew D. Lipman, who serves on our board of directors, is a partner and vice chairman of the Swidler Berlin LLP law firm in Washington, D.C. We retained that law firm for legal regulatory counsel in 2005 and intend to do so in the future.

On January 1, 2005, we acquired ICG Communications, Inc.’s customer base and certain network assets in California pursuant to an asset purchase agreement, dated October 22, 2004 (the “Agreement”). Under the terms of the Agreement, we acquired ICG’s California retail and wholesale customer segments, its state-wide self-healing SONET fiber network with fully survivable metropolitan fiber rings in six major metropolitan markets, which connect 128 on-net fiber-lit commercial buildings. We purchased these assets for $16.6 million in the form of (i) $14.1 million in the form of 10,740,030 shares of our common stock, (ii) $1.2 million in the form of warrants dated January 1, 2005, to purchase another 2,000,000 shares of our common stock exercisable on or prior to the fifth anniversary of the date of issuance at an exercise price of $1.38 per share and (iii) $1.3 million of direct acquisition costs. In connection with the acquisition, MCCC ICG Holdings, LLC purchased 1,988,894 shares of our common stock for an aggregate purchase price of $2.5 million on January 5, 2005. Our director Peter H.O. Claudy is a director of ICG and a member of the managing board of MCCC.

Mr. Claudy is also a director of an entity that is more than 10% owner of Florida Digital Networks, Inc. (“FDN”). In April 2003, we completed the sale of our assets in its Florida and Georgia markets to FDN. The purchase price for the assets in Florida and Georgia was $12.4 million. At December 31, 2005, we have recorded $0.4 million of receivables remaining from the sale to FDN, with the entire balance owed being held in escrow by a third party escrow agent. During 2005, we received approximately $1.1 million from FDN related to these receivables. Subsequent to December 31, 2005, an additional $0.1 million was received by us from escrow. During 2005, we received approximately $0.6 million from BellSouth that was due to FDN. All amounts received were promptly remitted to FDN in the normal course of business.

Mr. Claudy did not serve as a director of ours until after the completion of the ICG California acquisition and the sale of assets to FDN. He does not receive compensation for his services as a member of our board of directors.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP for the audit of our annual financial statements, the reviews of our financial statements included in our quarterly reports on Form 10-Q, services relating to the audit of our internal controls over financial reporting in connection with Section 404 of the Sarbanes-Oxley Act of 2002, as well as services that are normally provided by the accounting firm in connection with statutory and regulatory filings were approximately $0.5 million for each of the years ended December 31, 2005 and 2004.

Audit-Related Fees

There were no aggregate fees billed by Deloitte & Touche LLP for assurance and related services that were reasonably related to the performance of the audit and reviews referred to above for the year ended December 31, 2005. These fees were less than $0.1 million for the year ended December 31, 2004.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning rendered by Deloitte & Touche LLP to us were less than $0.1 million for the years ended December 31, 2005 and 2004. The fees were related to the preparation of our income tax returns and tax consulting.

All Other Fees

The aggregate fees billed for all other non-audit services rendered by Deloitte & Touche LLP to us were less than $0.1 million for the years ended December 31, 2005 and 2004.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

(1)	The response to this portion of Item 15 is submitted as a separate section of this report.

(2)	The response to this portion of Item 15 is submitted as a separate section of this report.

(3)	Filing of Exhibits:

Exhibit 10.19	—	Employment/Stock Repurchase Letter Agreement dated October 13, 1999, between Mpower Communications Corp. and Rolla P. Huff
Exhibit 10.42	—	Separation of Employment Letter Agreement dated January 5, 2006, between Mpower Communications Corp. and Steven Reimer
Exhibit 10.43	—	Separation of Employment Agreement dated January 5, 2006, between Mpower Communications Corp. and Roger Pachuta
Exhibit 21	—	Subsidiaries of the Registrant
Exhibit 23	—	Consent of Deloitte & Touche LLP
Exhibit 24	—	Power of Attorney (on signature page)
Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32	—	Section 1350 Certifications

(b)	The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

2.1
Findings of Fact, Conclusions of Law, and Order Under Section 1129 of the Bankruptcy Code and Rule 3020 of the Bankruptcy Rules Confirming Debtors’ First Amended Joint Plan of Reorganization, dated July 17, 2002. (2)

2.2	Debtors’ First Amended Joint Plan of Reorganization dated May 20, 2002. (2)
2.3	Debtors’ First Amended Disclosure Statement dated May 20, 2002. (2)
2.4	Asset Purchase Agreement, dated as of January 8, 2003, between Mpower and LDMI Telecommunications, Inc. (3)
2.5	Amendment No. 1 to Asset Purchase Agreement, dated as of February 6, 2003, between Mpower and LDMI Telecommunications, Inc. (3)
2.6	Asset Contribution Agreement, effective as of December 31, 2002, between Mpower and Xspedius Equipment Leasing, LLC. (3)
2.7	Asset Purchase Agreement, dated as of January 8, 2003, between Mpower, Florida Digital Network, Inc. and Southern Digital Network, Inc. (3)
2.8	Acknowledgment and Amendment No. 1 to Asset Purchase Agreement, dated as of April 7, 2003, between Mpower, Florida Digital Network, Inc. and Southern Digital Network, Inc. (3)
2.9	Asset Purchase Agreement, dated as of February 6, 2003, between Mpower and LDMI Telecommunications, Inc. (3)
2.10	Asset Purchase Agreement dated October 22, 2004, by and among MCCC ICG Holdings, LLC, ICG Communications, Inc., Mpower Holding Corporation and Mpower Communications Corp. (14)
3.1	Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on July 30, 2002. (4)
3.2	Second Amended and Restated By-laws. (4)
3.3	Rights Agreement between Mpower Holding Corporation and Continental Stock Transfer & Trust Company as Rights Agent, including Certificate of Designation for the Series A Preferred Stock. (5)
3.4	Amendment of Rights Agreement and Certification of Compliance with Section 26 dated March 14, 2005, between Mpower Holding Corporation and Continental Stock Transfer & Trust Company (16).
4.1	See the Second Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 and the Second Amended and Restated By-laws filed as Exhibit 3.2.
9.1	Investor Rights Agreement listed in Item 10.32 below.
10.1	Amendment To Employment/Stock Repurchase Agreement dated August 1, 2001, between Mpower Holding Corporation and Rolla P. Huff. (1) (7)
10.2	Amendment To Employment/Stock Repurchase Agreement dated September 20, 2002 between Mpower Communications Corp. and Rolla P. Huff. (1) (8)
10.3	Amendment to Employment Agreement dated September 18, 2002 between Mpower Communications Corp. and Joseph M. Wetzel.(1) (8)
10.4	Amendment to Employment Agreement dated September 20, 2002 between Mpower Communications Corp. and S. Gregory Clevenger. (1) (8)
10.5	Amended Employment Agreement dated September 20, 2002 between Mpower Communications Corp. and Russell I. Zuckerman.(1) (14)
10.6	Retention and Severance Agreement dated October 24, 2001 between Mpower Communications Corp. and Michele Sadwick. (1) (9)
10.7	Severance Agreement dated October 18, 2001 between Mpower Communications Corp. and Roger Pachuta. (1) (9)
10.8	Retention and Severance Agreement dated October 28, 2001 between Mpower Communications Corp. and Steve Reimer. (1) (9)
10.9	Employment Letter dated August 8, 2000 between Mpower Communications Corp. and Joseph M. Wetzel. (1) (10)
10.10	RFC Capital Corporation Receivables Sale Agreement dated as of January 23, 2003. (9)
10.11	Mpower Communications Corp. Employee Benefit Trust Agreement II. (1) (9)
10.12	Mpower Holding Corporation’s Directors and Officers Insurance Premium Trust Agreement dated November 15, 2002. (9)
10.13	Mpower Holding Corporation 2002 Stock Option Plan I. (1) (6)
10.14	Mpower Holding Corporation 2002 Stock Option Plan II. (1) (6)
10.15	Employment Agreement dated June 2, 2003 between Mpower Communications Corp. and Russell A. Shipley. (1) (11)
10.16	Employment Agreement dated June 18, 2003 between Mpower Communications Corp. and Jim Ferguson. (1) (11)
10.17	Form of Registration Rights Agreement dated September 25, 2003. (12)
10.18	Form of Warrant dated September 25, 2003. (12)
10.19	Employment/Stock Repurchase Agreement dated October 13, 1999, between Mpower Communications Corp. and Rolla P. Huff. (1)
10.20	Employment Agreement dated April 25, 2002, between Mpower Communications Corp. and S. Gregory Clevenger. (1) (14)
10.21	Third Amendment to Employment Agreement dated March 19, 2003, between Mpower Communications Corp. and Rolla P. Huff. (1) (14)
10.22	Second Amendment to Employment Agreement dated March 19, 2003, between Mpower Communications Corp. and S. Gregory Clevenger. (1) (14)
10.23	Second Amendment to Employment Agreement dated March 19, 2003, between Mpower Communications Corp. and Joseph M. Wetzel. (1) (14)
10.24	Third Amendment to Employment Agreement dated June 2003 between Mpower Communications Corp. and S. Gregory Clevenger. (1) (14)
10.25	Third Amendment to Employment Agreement dated June 2003 between Mpower Communications Corp. and Joseph M. Wetzel. (1) (14)
10.26	Fourth Amendment to Employment Agreement dated December 31, 2003, between Mpower Communications Corp. and Joseph M. Wetzel. (1) (14)
10.27	Retention and Severance Agreement dated October 11, 2001, between Mpower Communications Corp. and Anthony M. Marion, Jr. (1) (14)
10.28	First Amendment to Employment Agreement dated March 19, 2003, between Mpower Communications Corp. and Russell I. Zuckerman. (1) (14)
10.29	Second Amendment to Employment Agreement dated June 2003 between Mpower Communications Corp. and Russell I. Zuckerman. (1) (14)
10.30	Employee Benefit Trust Agreement dated October 23, 2001, between HSBC Bank USA and Mpower Communications Corp. (1) (14)
10.31	Subscription Agreement dated January 1, 2005, between MCCC ICG Holdings LLC and Mpower Holding Corporation. (15)
10.32	Investor Rights Agreement dated January 1, 2005, by and among MCCC ICG Holdings LLC, ICG Communications, Inc. and Mpower Holding Corporation. (15)
10.33	First Amendment to Employment Agreement dated February 3, 2005, between Mpower Communications Corp. and Russell A. Shipley. (1) (16)
10.34	Employment Agreement dated February 2, 2005, between Mpower Communications Corp. and Michael Tschiderer. (1) (16)
10.35	Amendment to Retention and Severance Agreement dated January 25, 2005, between Mpower Communications Corp. and Steven Reimer. (1) (16)
10.36	Amendment to Retention and Severance Agreement dated February 4, 2005, between Mpower Communications Corp. and Roger Pachuta. (1) (16)
10.37	Employment Agreement dated February 15, 2005, between Mpower Communications Corp. and James Dole. (1) (16)
10.38	Third Amendment to Lease dated February 10, 2005, between Mpower Communications Corp. and Vista Holdings, LLC. (16)
10.39	Consulting Agreement dated February 18, 2005, between Mpower Communications Corp. and Cassara Management Group, Inc. (16)
10.40	First Amendment to Employment Agreement dated July 28, 2004, between Mpower Communications Corp. and James Ferguson. (1) (16)
10.41	Mpower Holding Corporation 2005 Long-Term Incentive Plan (1) (17)
10.42	Separation of Employment Agreement dated January 5, 2006, between Mpower Communications Corp. and Steven Reimer
10.43	Separation of Employment Agreement dated January 5, 2006, between Mpower Communications Corp. and Roger Pachuta
21	Subsidiaries of the Registrant
23	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

(1)	Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(a) (3) of Form 10-K.

(2)	Incorporated by reference to Mpower Holding Corporation’s Current Report on Form 8-K filed with the Commission on July 30, 2002.

(3)	Incorporated by reference to Mpower Holding Corporation’s Current Report on Form 8-K filed with the Commission on April 22, 2003.

(4)	Incorporated by reference to Mpower Holding Corporation’s Registration Statement of Form 8-A filed with the Commission on July 30, 2002.

(5)	Incorporated by reference to Mpower Holding Corporation’s Current Report on Form 8-K filed with the Commission on July 16, 2003.

(6)	Incorporated by reference to Mpower Holding Corporation’s Registration Statement on Form S-8 filed with the Commission on June 19, 2003.

(7)	Incorporated by reference to Mpower Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(8)	Incorporated by reference to Mpower Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(9)	Incorporated by reference to Mpower Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10)	Incorporated by reference to Mpower Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

(11)	Incorporated by reference to Mpower Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(12)	Incorporated by reference to Mpower Holding Corporation’s Current Report on Form 8-K filed with the Commission on September 30, 2003.

(13)	Incorporated by reference to Mpower Holding Corporation’s Current Report on Form 8-K filed with the Commission on October 27, 2004.

(14)	Incorporated by reference to Mpower Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

(15)	Incorporated by reference to Mpower Holding Corporation’s Current Report on Form 8-K filed with the Commission on January 6, 2005.

(16)	Incorporated by reference to Mpower Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

(17)	Incorporated by reference to Mpower Holding Corporation’s definitive proxy statement filed with the Commission on June 27, 2005.

(c)
Schedule II - Valuation and Qualifying Accounts and Reserves is included below. All other schedules have been omitted as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements or related notes thereto.

MPOWER HOLDING CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED
DECEMBER 31, 2005

		Additions
Description	Balance at Beginning of Year	Charged to costs and expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts	$1,375	$2,219	$2,063	$1,531
Accrued network optimization costs	$233	$(133)	$—	$100

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

MPOWER HOLDING CORPORATION

Date: March 1, 2006	/s/ Rolla P. Huff
Rolla P. Huff
Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature to this Annual Report on Form 10-K appears below hereby constitutes and appoints each of Rolla P. Huff, S. Gregory Clevenger and Russell I. Zuckerman and any of them as such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, and does hereby grant unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent, or any substitute therefore, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ ROLLA P. HUFF	/s/ S. GREGORY CLEVENGER

Rolla P. Huff Chief Executive Officer and Chairman of the Board March 1, 2006	S. Gregory Clevenger Executive Vice President - Chief Financial Officer March 1, 2006

/s/ MICHAEL J. TSCHIDERER	/s/ MICHAEL E. CAHR

Michael J. Tschiderer Senior Vice President of Finance, Controller and Treasurer March 1, 2006	Michael E. Cahr Director March 1, 2006

/s/ ANTHONY J. CASSARA	/s/ PETER H.O. CLAUDY

Anthony J. Cassara Director March 1, 2006	Peter H.O. Claudy Director March 1, 2006

/s/ MICHAEL M. EARLEY	/s/ ANDREW D. LIPMAN

Michael M. Earley Director March 1, 2006	Andrew D. Lipman Director March 1, 2006

/s/ ROBERT M. POMEROY

Robert M. Pomeroy Director March 1, 2006

MPOWER HOLDING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mpower Holding Corporation
Rochester, New York

We have audited the accompanying consolidated balance sheets of Mpower Holding Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Date: March 1, 2006	/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Rochester, New York

MPOWER HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PREFERRED AND COMMON SHARE AND PER COMMON SHARE AMOUNTS)

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$18,278	$27,327
Investments available-for-sale	8,845	8,064
Accounts receivable, less allowance for doubtful accounts of $1,531 and $1,375 at December 31, 2005 and 2004, respectively	13,828	10,140
Other receivables	890	3,164
Prepaid expenses and other current assets	3,075	3,060
Total current assets	44,916	51,755
Property and equipment, net	65,492	33,012
Long-term restricted cash and cash equivalents	9,237	9,515
Long-term investments available-for-sale	1,317	2,041
Goodwill	8,861	—
Intangibles, net of accumulated amortization of $14,750 and $11,072 at December 31, 2005 and 2004, respectively	3,785	4,367
Other long-term assets	4,396	4,274
Total assets	$138,004	$104,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of capital lease obligations	$540	$—
Accounts payable	12,545	20,462
Accrued sales tax payable	1,841	2,190
Accrued bonus	904	2,508
Deferred revenue	5,141	5,059
Accrued other expenses	13,741	11,756
Total current liabilities	34,712	41,975
Long-term capital lease obligations	23,120	—
Other long-term liabilities	2,415	1,833
Total liabilities	60,247	43,808
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 49,900,000 shares authorized but unissued at December 31, 2005 and 2004	—	—
Series A preferred stock, 100,000 shares authorized but unissued at December 31, 2005 and 2004	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 91,506,765 and 78,570,772 shares issued and outstanding at December 31, 2005 and 2004, respectively	92	79
Additional paid-in capital	121,991	104,054
Accumulated deficit	(44,326)	(42,977)
Total stockholders' equity	77,757	61,156
Total liabilities and stockholders' equity	$138,004	$104,964

See accompanying notes to consolidated financial statements.

MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT COMMON SHARE AND PER COMMON SHARE AMOUNTS)

	Year Ended December 31,
	2005	2004	2003
Operating revenues:
Telecommunication services	$193,017	$151,010	$148,172
Costs, expenses and other:
Cost of operating revenues (exclusive of depreciation and amortization shown separately below of $15,611, $8,006 and $7,697 for the years ended December 31, 2005, 2004 and 2003, respectively)	88,222	69,279	75,445
Selling, general and administrative (exclusive of depreciation and amortization shown separately below of $6,042, $7,527 and $8,672 for the years ended December 31, 2005, 2004 and 2003, respectively)	89,303	73,111	77,609
Network optimization	(122)	—	(954)
Depreciation and amortization	21,653	15,533	16,369
Interest income	(869)	(430)	(199)
Interest expense	3,817	248	526
Other income, net	(7,686)	(418)	(1,859)
Loss from continuing operations	(1,301)	(6,313)	(18,765)
Discontinued operations:
(Loss) income from discontinued operations	(48)	908	(2,368)
Net loss	$(1,349)	$(5,405)	$(21,133)

Basic and diluted (loss) income per common share:
Loss from continuing operations	$(0.01)	$(0.08)	$(0.27)
(Loss) income from discontinued operations	(0.00)	0.01	(0.04)
Net loss	$(0.01)	$(0.07)	$(0.31)
Basic and diluted weighted average common shares outstanding	91,437,180	78,438,470	68,515,811

See accompanying notes to consolidated financial statements.

MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT COMMON SHARE AMOUNTS)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2003	64,999,025	$65	$87,511	$(16,439)	$71,137
Options exercised for common stock	292,976	—	64	—	64
Stock-based compensation	—	—	175	—	175
Private placement of common stock	12,940,741	13	15,985	—	15,998
Net loss	—	—	—	(21,133)	(21,133)
Balance at December 31, 2003	78,232,742	78	103,735	(37,572)	66,241
Options exercised for common stock	338,030	1	80	—	81
Stock-based compensation	—	—	91	—	91
Agent selling expense - warrants	—	—	148	—	148
Net loss	—	—	—	(5,405)	(5,405)
Balance at December 31, 2004	78,570,772	79	104,054	(42,977)	61,156
Common stock issued in business acquisition	10,740,030	11	14,059	—	14,070
Warrants issued in business acquisition	—	—	1,246	—	1,246
Common stock issued for cash, net of costs	1,988,894	2	2,161	—	2,163
Options exercised for common stock	207,069	—	61	—	61
Agent selling expense - warrants	—	—	410	—	410
Net loss	—	—	—	(1,349)	(1,349)
Balance at December 31, 2005	91,506,765	$92	$121,991	$(44,326)	$77,757

See accompanying notes to consolidated financial statements.

MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(1,349)	$(5,405)	$(21,133)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,653	15,533	16,369
Bad debt expense	2,219	1,509	4,743
(Gain) loss on disposal of assets from discontinued operations	—	(320)	523
Loss on discharge of debt	—	—	102
Network optimization	(122)	—	(954)
Gain on sale of assets, net	(71)	(388)	(534)
Loss on sale of investments, net	—	11	—
Amortization of investment premiums	128	27	—
Amortization of deferred debt financing costs	131	131	131
Stock-based compensation expense	—	91	175
Agent selling expense - warrants	410	148	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4,357)	2,427	(3,695)
(Increase) decrease in other receivables	(198)	3,492	(3,491)
Decrease in prepaid expenses and other current assets	457	1,427	1,327
Decrease in other long-term assets	203	617	6,987
Decrease in accounts payable	(5,059)	(75)	(5,346)
Decrease in accrued sales tax payable	(960)	(1,457)	(1,427)
(Decrease) increase in accrued bonus	(1,604)	120	1,854
(Decrease) increase in deferred revenue	(1,617)	(15)	2,227
Decrease in accrued other expenses	(1,208)	(3,531)	(7,302)
Net cash provided by (used in) operating activities	8,656	14,342	(9,444)
Cash flows from investing activities:
Purchase of property and equipment, net of payables	(16,754)	(5,623)	(7,229)
Deposits on property and equipment purchase commitments	(1,349)	—	—
Proceeds from sale of assets from continuing operations	218	407	872
Proceeds from sale of assets from discontinued operations	1,093	63	19,364
Costs associated with sale of assets from discontinued operations	—	—	(1,239)
Purchase of investments available-for-sale, net	(2,578)	(10,505)	—
Sale of investments available-for-sale, net	2,393	362	—
(Purchase) sale of restricted investments, net	(134)	114	4,002
Other	(379)	—	—
Net cash (used in) provided by investing activities	(17,490)	(15,182)	15,770
Cash flows from financing activities:
Payments on capital lease obligations	(2,504)	(256)	(1,569)
Payment of deferred debt financing costs	(262)	—	(131)
Proceeds from issuance of common stock, net of costs	2,551	81	16,062
Repurchase of Senior Notes	—	—	(2,154)
Other	—	(965)	—
Net cash (used in) provided by financing activities	(215)	(1,140)	12,208
Net (decrease) increase in cash and cash equivalents	(9,049)	(1,980)	18,534
Cash and cash equivalents at beginning of year	27,327	29,307	10,773
Cash and cash equivalents at end of year	$18,278	$27,327	$29,307

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired in business acquisition	$46,393	$—	$—
Liabilities assumed in business acquisition	$(29,752)	$—	$—
Common stock issued in business acquisition	$14,070	$—	$—
Warrants issued in business acquisition	$1,246	$—	$—
Property and equipment purchased under capital leases	$162	$—	$—
Net payable related to purchase of property and equipment	$2,962	$3,503	$35
Net payable related to costs associated with business acquisition	$—	$145	$—
Net proceeds receivable from sale of assets from discontinued operations	$—	$—	$826
Supplemental cash flow information:
Cash paid for interest	$2,006	$117	$525

See accompanying notes to consolidated financial statements.

MPOWER HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

(1) Description of Business and Significant Accounting Policies

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

On January 1, 2005, the Company acquired certain assets and assumed certain liabilities of ICG Communications, Inc. (“ICG”). The assets acquired include ICG’s customer base and certain network assets in California. See Note 2 for additional discussion of this acquisition.

Significant Accounting Policies

Revenue Recognition

The Company recognizes operating revenues as services are rendered to customers in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” The Company recognizes revenue from monthly recurring charges, enhanced features and usage in the period in which service is provided. Advance billings for services not yet provided are deferred and recognized as revenue in the period in which service is provided. The Company bills the transactional elements of usage-based services in arrears. Estimates are used for these services to recognize revenue in the period earned. Nonrefundable activation fees are also deferred and recognized as revenue over the expected term of the customer relationship. The Company recognizes revenue from switched access in the period in which service is provided, when the price is fixed, the earnings process is complete and the collectability is reasonably assured. In circumstances when these criteria are not met, revenue recognition is deferred until these criteria are met. Consequently, under such circumstances, although the Company continues to bill the customer for all services provided, it does not recognize revenue until cash is received. As part of the revenue recognition process for switched access, the Company evaluates whether receivables are reasonably assured of collection based on certain factors, including past credit history, financial condition of the customer, industry norms, past payment history of the customer, the likelihood of billings being disputed by customers, and recognizes a small amount of these revenues on a cash basis.

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

Cost of Operating Revenues

Cost of operating revenues include the cost of leasing copper loops from the incumbent local exchange carriers (“ILECs”), the cost to change over new customers onto the Company’s network, the cost of accessing and transporting voice and data traffic over the Company's network, long distance charges from service providers related to the traffic generated by the Company’s customers, the cost of leasing collocation space from the ILECs and the related utilities to operate the Company's equipment at those sites, the leased space related to the Company's switch sites and the related utilities needed to operate the Company’s switches and other related services. Cost of operating revenues does not include internal labor costs or an allocation of depreciation and amortization expense.

The Company leases its loop, transport and network facilities from various long distance carriers and ILECs. The pricing of such facilities are governed by either a tariff or an interconnection agreement. These carriers bill the Company for the use of such facilities and other services. From time to time, the carriers present inaccurate bills, which the Company invoices disputed. As a result of such billing inaccuracies, the Company records an estimate of its liability based on its measurement of services received. As of December 31, 2005 and 2004, the Company had $4.6 million and $6.5 million, respectively, of disputes with carriers and recorded reserves of $0.3 million and $2.8 million, respectively, related to the disputed balances in accounts payable on the consolidated balance sheets.

Selling, General and Administrative Expenses

Selling expenses consist primarily of salaries, commissions and related personnel costs attributable to the Company’s sales personnel, marketing costs and facilities costs. General and administrative expenses consist primarily of all other salaries and related personnel costs, the cost of maintaining the hardware and software in our network and back office systems, provision for bad debts, professional fees, insurance, property taxes, customer care and billing expense, facilities expense and agent selling expense.

Other Income

During 2005, the Company recognized other income of $7.7 million, which was primarily comprised of $7.2 million related to early termination of our Las Vegas, Nevada switch site lease, as discussed in Note 10. The Company recognized $0.4 million of other income during 2004, which was primarily related to the gain on asset sales. During 2003, the Company reported other income of $1.9 million primarily resulting from the reversal of a sales tax contingency reserve deemed to no longer be needed.

Comprehensive Loss

The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting of comprehensive loss and its components. For the years ended December 31, 2005, 2004 and 2003, comprehensive loss consisted solely of the Company’s net loss.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents in financial institutions considered by management to be high quality and limit the amount of credit exposure to any one institution. The Company has not experienced any losses in these accounts and believes that it is not exposed to any significant credit risk on cash balances.

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

Investments

The Company’s short-term and long-term investments consist of investment-grade debt securities which are recorded at fair value and classified as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” During 2005 and 2004, net unrealized holding gains and losses were not significant and accordingly the amortized cost of these investments approximated fair value as of December 31, 2005 and 2004. The Company classifies its available-for-sale debt securities maturing within twelve months of the balance sheet date as short-term and all others as long-term. Interest and amortization of premiums for available-for-sale securities are included in interest income, and realized gains and losses on available-for-sale investments sold were determined based on the specific identification method and included in other income, net in the Company’s consolidated statements of operations. The Company does not hold these investments for speculative or trading purposes. As of December 31, 2005 and 2004, no securities were impaired.

Restricted Cash and Cash Equivalents

The Company has committed to pay severance benefits to certain employees in the event they are terminated involuntarily, without cause or resign voluntarily for good reason. The Company maintains two irrevocable grantor trusts, which have been funded at a level sufficient to pay a portion of the severance benefit obligations pursuant to employment agreements. The Company restricted $7.5 million of cash and cash equivalents for these severance benefits as of December 31, 2005 and 2004. As of December 31, 2005, $0.3 million of restricted cash and cash equivalents, representing severance obligations to be paid during the next twelve months, were included in prepaid expenses and other current assets on the consolidated balance sheet. For the years ended December 31, 2005, 2004 and 2003, the Company paid out $0.1 million, $0.1 million and $2.1 million, respectively, relating to these severance commitments.

In addition, the Company maintains a trust for the future purchase, if needed, of run-off insurance for its directors and officers. As of December 31, 2005 and 2004, the Company restricted $2.0 million of cash and cash equivalents for the purchase of run-off insurance.

The trusts referred to above were all established prior to filing bankruptcy by the Company in 2002 to reassure key employees and members of the board of directors that the Company’s obligations to pay severance benefit obligations and to obtain run-off insurance coverage could be met in any event. This was essential to the success of the Company’s business plan, in that without the retention of key employees and members of the board of directors, the ability to successfully carry out the Company’s business plan would be greatly hampered. Key employees and members of the board of directors needed the assurance that the severance benefits they were relying on were funded and could be paid in any event, and that they would have been protected with run-off insurance in the event of a merger, acquisition or other event requiring such insurance coverage.

The trusts established to cover commitments for severance payments will terminate when all employees have been paid all amounts due them pursuant to the terms and conditions of those trust agreements. The trust to purchase run-off insurance will terminate when the funds in the trust have been used to purchase run-off insurance in the event of a merger, acquisition or other event requiring such insurance.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid rent, prepaid insurance, prepaid maintenance agreements and the current portion of deferred customer installation costs, deposits held by vendors and restricted cash and cash equivalents. Prepaid expenses are expensed on a straight-line basis over the corresponding life of the underlying agreements. Deferred customer installation costs are expensed on a straight-line basis over the estimated customer life, consistent with the corresponding deferred revenue.

Property and Equipment

Property and equipment that is in use or being held for future use are carried at cost, less accumulated depreciation and amortization. Direct and indirect costs of construction are capitalized.

Depreciation is computed using the straight-line method over estimated useful lives beginning in the month an asset is placed into service. Estimated useful lives of property and equipment are as follows:
Buildings	39 years
Telecommunication and switching equipment	3-10 years
Fiber optic network	the lesser of the estimated useful lives or term of lease
Computer hardware and software	3-5 years
Office equipment and other	3-10 years
Leasehold improvements	the lesser of the estimated useful lives or term of lease

The Company capitalizes costs associated with the design, deployment and expansion of the Company's network and operating support systems, including internally and externally developed software. Capitalized external software costs include the actual costs to purchase software from vendors. Capitalized internal software costs generally include personnel and related costs incurred in the enhancement and implementation of purchased software packages. Repair and maintenance costs are expensed as incurred.

Capitalized internal labor costs were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Capitalized internal labor costs	$1,599	$1,130	$1,330

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill and other separately recognized intangible assets with indefinite lives are not amortized, but are subject to at least an annual assessment for impairment through the application of a fair-value-based test. The Company utilizes November 30 as its annual impairment test measurement date. Intangible assets that do have finite lives are amortized over their estimated useful lives and reviewed for possible impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as discussed within the “Impairment of Long-Lived Assets” section below. Additional information concerning the Company’s goodwill and intangible assets is provided in Note 5.

The identification and measurement of goodwill impairment involves a comparison of the estimated fair value of the Company’s reporting unit with the carrying value of the reporting unit. The Company estimates the fair value of its reporting unit based on the market capitalization of the Company’s common stock as of the annual impairment test measurement date. The Company’s impairment review for indefinite lived intangible assets is based on a combination of a market based approach and a relief from royalty approach. The market based approach estimates the fair value of an asset based on a comparison of the asset to comparable publicly traded assets in its industry or transactions involving similar assets. The relief from royalty approach estimates the fair value of an asset based on the value of the cash flows that the business can be expected to generate in the future, which requires significant judgment with respect to future volume, revenue and expense growth rates, and the selection of an appropriate discount rate. Management uses estimates based on expected trends in making these assumptions. An impairment charge is recorded for the difference between the carrying value of the asset and the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, or acts by governments and courts, may signal that an asset has become impaired. No impairment charges were recorded on goodwill or indefinite lived intangibles in 2005, 2004 or 2003.

Impairment of Long-Lived Assets

Property and equipment, finite lived intangible assets, and other long-lived assets are reviewed for possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company conducts annual reviews for idle and underutilized equipment, and reviews business plans for possible impairment implications. If an event or change in circumstance arises that indicates the carrying amount of the asset may not be recoverable, an impairment review is performed by the Company. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. The analysis requires management judgment with respect to changes in technology, the continued success of product and service offerings, and future volume, revenue and expense growth rates. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the estimated future cash flows are then discounted, or another appropriate fair value methodology is utilized, to determine the estimated fair value of the asset and an impairment charge, if any, is recorded for the difference between the carrying value and the fair value of the asset.

No impairment charges were recorded on long-lived assets in 2005, 2004 or 2003.

Other Long-Term Assets

Other long-term assets consist primarily of deposits on property and equipment purchase commitments, deposits on operating leases and the long-term portion of deferred customer installation costs and prepaid insurance. The deposits on property and equipment purchase commitments are held until construction of the asset is completed and accepted, at which point the deposit will be applied to the cost of the constructed asset. The deposits on operating leases are held for various periods of time by the respective lessors and are expected to be returned to the Company based on the specific conditions of the individual operating leases. Deferred customer installation costs are expensed on a straight-line basis over the estimated customer life, consistent with the corresponding deferred revenue. Prepaid expenses are expensed on a straight-line basis over the corresponding life of the underlying agreements.

As of December 31, 2004, other long-term assets included direct acquisition costs related to the Company’s ICG California acquisition (See Note 2). Direct acquisition costs represented direct costs incurred by the Company in preparation for the ICG California acquisition that closed in January 2005 such as professional fees, and amounts payable under a management services agreement and a transition services agreement and were subsequently included in the Company’s purchase price for the acquisition in 2005.

Income Taxes

The Company applies the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income tax assets and liabilities for the consequences of temporary differences between amounts reported for financial reporting and income tax purposes, including net operating loss carryforwards. SFAS No. 109 requires recognition of a future tax benefit of net operating loss carryforwards and certain other temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. The Company maintains a full valuation allowance on its net deferred income taxes, as further discussed in Note 16.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the consolidated balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2005 and 2004, the carrying value of financial instruments (primarily capital lease obligations at December 31, 2005) approximated fair value due to the implied interest rates of the leases, which are comparable with estimated current rates.

Asset Retirement Obligations

The Company accounts for its asset retirement obligations under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” and Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143.” An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. The Company is required to recognize asset retirement obligations in the period in which they are incurred, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. The Company’s asset retirement obligations are primarily associated with telecommunications and switching equipment the Company acquired from ICG located in various leased facilities in which the Company has contractual obligations to remove certain assets associated with the lease agreements upon termination of the agreements.

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

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation. The Company eliminated presentation of income (loss) from operations from its consolidated statements of operations effective for the year ended December 31, 2005.

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

Had compensation cost for the employee stock options been determined consistent with SFAS No. 123, the Company’s results from operations would approximate the following pro forma amounts (in thousands, except per common share amounts):

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(1,349)	$(5,405)	$(21,133)
Add: Stock-based compensation expense included in reported net loss, net of related income tax effects	—	91	175
Deduct: Total stock-based compensation expense to be determined under a fair value based method for all awards, net of related income tax effects	(3,357)	(3,853)	(4,603)
Pro forma net loss	$(4,706)	$(9,167)	$(25,561)
Basic and diluted net loss per common share, as reported	$(0.01)	$(0.07)	$(0.31)
Basic and diluted net loss per common share, pro forma	$(0.05)	$(0.12)	$(0.37)

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

For options granted during the year ended December 31, 2005, the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $0.90, using the following assumptions: dividend yield of 0%; expected option life of 6.0 years; risk free interest rate ranging from 3.82% to 4.36% and an expected volatility ranging from 52% to 56%.

For options granted during the year ended December 31, 2004, the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $1.27, using the following assumptions: dividend yield of 0%; expected option life of 6.0 years; risk free interest rate ranging from 3.05% to 4.14% and an expected volatility ranging from 56% to 201%.

For options granted during the year ended December 31, 2003, the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $1.02, using the following assumptions: dividend yield of 0%; expected option life of 6.0 years; risk free interest rate of 3.06% and an expected volatility of 200%.

Income (Loss) Per Common Share

SFAS No. 128, “Earnings Per Share,” requires the Company to calculate its income (loss) per common share based on basic and diluted income (loss) per common share. Basic earnings per common share excludes the effect of potential common stock and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and assumes the conversion of preferred stock using the “if converted” method.

Effects of New Accounting Standards

Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143

In March 2005, the FASB issued FIN 47 which clarifies the term "conditional asset retirement obligation" used in FASB No. 143 "Accounting for Asset Retirement Obligations" and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 were effective as of December 31, 2005. The adoption of FIN 47 did not have a material effect on the Company’s consolidated results of operations or financial condition.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" (FAS 123R) which requires companies to measure and recognize compensation expense for all share-based payments at fair value. In addition, the FASB has issued a number of supplements to FAS 123R to guide the implementation of this new accounting pronouncement. Share-based payments include stock option grants and other equity-based awards granted under the Company’s long-term incentive and stock option plans. FAS 123R will be effective for the Company beginning January 1, 2006. The Company will use the Black-Scholes valuation model as the method for determining the fair value of its equity awards that are issued after January 1, 2006. The Company will use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption (the “Existing Awards”) and requires that prior periods not be restated. The Company estimates that it will recognize compensation expense related to Existing Awards of $1.4 million and $0.6 million over the remaining requisite service periods during the years ending December 31, 2006 and 2007, respectively. The impact of Existing Awards for the year ending December 31, 2008 is minimal. The Company can not yet estimate what the compensation expense impact will be on the financial statements for the awards that are issued after January 1, 2006. FAS 123R also requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting FAS 123R (the “APIC Pool”). The Company is currently evaluating acceptable methods for calculating its APIC Pool.

Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 requires that all voluntary changes in accounting principles be recognized as a retroactive restatement of all periods presented except when retroactive restatement is impracticable. In addition, SFAS No. 154 also requires that a change in depreciation method be accounted for as a change in accounting estimate that is affected by a change in accounting principle, which would be accounted for in the period of change if the change affects that period and also in future periods if the change affects both the period of change and future periods. SFAS No. 154 also eliminates paragraph 4 of APB 20, which specifies that APB 20 does not apply to changes made to comply with new pronouncements. This Statement will require that any change in an accounting principle made as a result of a new pronouncement be reported following the same guidance as that for voluntary changes in accounting principles unless the new pronouncement's transition provisions require another method. SFAS No. 154 is effective for years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s consolidated results of operations or financial condition.

Minimum Revenue Guarantees Granted to a Business or Its Owners

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FIN 45-3,“Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” which amends paragraph 3 of FIN 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to include minimum revenue guarantees. FSP No. FIN 45-3 requires that a liability be recognized at inception for the fair value of the obligation to stand ready to perform under the guarantee, even if it is not probable that the contingent events that would cause payment will occur. FSP No. FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after the beginning of the first fiscal quarter following November 10, 2005, with disclosure requirements effective for any minimum revenue guarantee issued prior to the initial application of the FSP. The Company is currently evaluating the potential effect of the adoption of FSP No. FIN 45-3 and does not believe that it will have a material impact on the Company’s consolidated results of operations or financial condition.

(2) Acquisition

On January 1, 2005, the Company completed the acquisition of ICG’s retail and wholesale customers in California; a 1,412 route mile intrastate fiber ring and 915 route miles of metropolitan fiber rings which connect 128 commercial buildings across major cities in California, along with certain network assets and assumed certain liabilities related to those assets (“ICG California”) pursuant to an Asset Purchase Agreement (“Agreement”) dated October 22, 2004 by and among MCCC ICG Holdings, LLC (“MCCC”), ICG and the Company. MCCC is a joint venture between Columbia Capital and M/C Venture Partners. ICG is a Denver-based nationwide communications provider focused on delivering data and voice services to corporate customers, internet service providers and telecommunication carriers using a network that it owned and operated. It was a publicly held company until October 18, 2004 when it became a private entity through a merger transaction. As a result of this merger, MCCC owns 100% of the voting stock of ICG.

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

The ICG transaction described above involved a management services agreement and a transition services agreement that maintained the continuity of the ICG operations in California and prepared for the transfer of required business functions to the Company. Under the management services agreement, the Company reimbursed ICG for the cost of specific services provided by ICG on the Company’s behalf between the date the definitive agreement was signed (October 22, 2004) and final closing (January 1, 2005). The Company recognized gross direct acquisition costs of $0.5 million for services and fees incurred under the management services agreement. The management services agreement also provided that the operating results of ICG’s California operations accrued to the benefit of the Company during the period of the agreement. During this period, ICG’s California operations generated operating income of $0.3 million, which has been recorded as an offset to the gross direct acquisition costs the Company incurred under the management services agreement. The Company recorded additional direct acquisition costs of $1.1 million primarily for legal and consulting fees incurred in connection with the ICG California acquisition. The $1.3 million of net direct acquisition costs described above was included as a component of the purchase price in accordance with SFAS No. 141, “Business Combinations.”

Commencing on the transaction closing date, January 1, 2005, certain services were provided by ICG to the Company under a transition services agreement providing for services through December 31, 2005. For the year ended December 31, 2005, the Company incurred $1.3 million of expense under the transition services agreement, primarily related to accounting, billing, collections, provisioning, call center and network support services performed by ICG on the Company’s behalf, which are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

At December 31, 2005, approximately $0.2 million of cash has been received by ICG from customer payments on behalf of the Company, which amounts are to be remitted to the Company under the terms of the transition services agreement. This amount is recorded on the accompanying consolidated balance sheets in other receivables and is expected to be received by the Company in the first quarter of 2006, net of amounts due to ICG under the transition services agreement and other operating expenses paid on behalf of the Company by ICG. At December 31, 2005, approximately $1.0 million of vendor invoices have been paid on the Company’s behalf by ICG, which amounts are to be remitted to ICG under the terms of the transition services agreement. This amount is recorded in the accompanying consolidated balance sheet in accounts payable. In January 2006, $0.8 million of this amount was paid.

The Company retained independent appraisers to assist in determining the fair value of certain assets acquired and liabilities assumed as required under SFAS No. 141. The following table summarizes the final purchase price allocation for the ICG California acquisition (in thousands):

Assets Acquired	January 1, 2005
Accounts receivable	$1,526
Other receivables	301
Prepaid expenses and other current assets	60
Property and equipment	32,299
Goodwill	8,861
Intangibles	3,096
Other long-term assets	250
Total assets acquired	46,393

Liabilities Assumed
Current maturities of capital lease obligations	2,476
Deferred revenue	1,613
Accrued other expenses	1,723
Long-term capital lease obligations	23,526
Long-term deferred revenue	78
Asset retirement obligations	336
Total liabilities assumed	29,752

Total purchase price (exclusive of liabilities assumed)	$16,641

Commencing on January 1, 2005, the results of operations for ICG California have been included as part of the accompanying consolidated financial statements of the Company. The following unaudited pro forma financial information represents the combined results of operations for the Company and ICG California for the year ended December 31, 2004, assuming that the ICG California acquisition had occurred as of January 1, 2004, after giving effect to certain adjustments including depreciation and amortization expense, interest expense and the issuance of common stock and warrants. These pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the results that may occur in the future or that would have occurred had the acquisition occurred during the prior year (in thousands, except common share and per common share amounts):
Year Ended
December 31,
2004
(pro forma)

Operating revenue	$192,701
Net loss	$(17,146)
Basic and diluted net loss per common share	$(0.19)

Basic and diluted weighted average common shares outstanding	89,149,155

(3) Investments

The fair value of investments available-for-sale were as follows (in thousands):

	December 31,
	2005	2004
Short-term investments:
Auction rate securities	$5,850	$6,150
Certificates of deposit	255	—
Corporate bonds	1,737	1,396
U.S. government agency notes	1,003	518
Total short-term investments	$8,845	$8,064

Long-term investments:
U.S. government agency notes	$461	$1,032
Certificates of deposit	190	—
Corporate bonds	666	1,009
Total long-term investments	$1,317	$2,041

Proceeds from the sale of investments available-for-sale were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Proceeds from the sale of investments available-for-sale	$2,393	$362	$—

The realized losses from sales of investments were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Gross realized losses	$—	$11	$—

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Buildings and property	$1,712	$1,716
Telecommunication and switching equipment	67,217	33,968
Leasehold improvements	7,397	6,892
Fiber optic network	12,033	—
Computer hardware and software	9,408	7,638
Office equipment and other	3,874	2,722
Assets held for future use	3,530	3,296
	105,171	56,232
Accumulated depreciation and amortization	(44,975)	(27,206)
	60,196	29,026
Construction in progress	5,296	3,986
Net property and equipment	$65,492	$33,012

Included in the table above is $32.3 million of property and equipment acquired as a result of the ICG California acquisition, discussed in Note 2 and $2.1 million related to the integration of assets acquired from ICG. As of December 31, 2004, construction in progress included capital investments of $2.4 million in preparation for the integration of the assets acquired from ICG.

Depreciation expense was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Depreciation expense	$17,913	$10,952	$11,787

Assets held for future use are directly related to the recovery of switch and collocation equipment from markets cancelled or exited, primarily during 2002 and 2001, and continued network enhancements which are expected to be re-deployed throughout the Company's remaining operating markets. These assets continue to be depreciated and the net book value at December 31, 2005 and 2004 was $1.1 million and $1.4 million, respectively.

As of December 31, 2005 construction in progress included capital investments of $2.6 million in preparation for the relocation of the Las Vegas switch, as discussed in Note 10.

(5) Goodwill and Intangible Assets

As of December 31, 2005, the Company has goodwill of $8.9 million resulting from the ICG California acquisition as discussed in Note 2, which was determined based on purchase accounting standards as the excess of the purchase price including liabilities assumed over the fair value of identifiable assets acquired.

Intangible assets consist of the following (in thousands):

	December 31,
	2005	2004
Amortized intangible assets:
Customer relationships	$16,301	$13,745
Internally developed software	340	—
Product licensing agreement	200	—
	16,841	13,745

Less accumulated amortization:
Customer relationships	(14,597)	(11,072)
Internally developed software	(113)	—
Product licensing agreement	(40)	—
	(14,750)	(11,072)

Amortized intangible assets, net	2,091	2,673
Trademark	1,694	1,694
Intangibles, net	$3,785	$4,367

Included in the table above are $3.1 million of intangible assets acquired as a result of the ICG California acquisition, as discussed in Note 2. Approximately $2.6 million of the acquired intangible assets was assigned to customer relationships, which have an estimated useful life of 3 years, Approximately $0.3 million was assigned to software and $0.2 million was assigned to a product licensing agreement, which have estimated useful lives of 3 years and 5 years, respectively.

Amortization expense related to customer relationships, software and the product licensing agreement was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Amortization expense	$3,678	$4,581	$4,582

Estimated amortization expense for each of the next five years ending December 31, consists of the following (in thousands):

2006	$1,006
2007	1,005
2008	40
2009	40
2010	—
$2,091

The trademark was determined to have an indefinite life and is not subject to amortization.

(6) Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	December 31,
	2005	2004
Deposits on property and equipment purchase commitments	$1,349	$—
Deposits on operating leases	1,277	1,095
Deferred customer installation costs	1,105	1,101
Prepaid insurance	351	572
Other	314	396
Direct acquisition costs	—	1,110
Other long-term assets	$4,396	$4,274

During June 2005, the Company entered into an asset purchase agreement with IDACOMM, a subsidiary of IDACORP, Inc., to acquire four strands of dark fiber within a fiber network that IDACOMM is currently constructing in Las Vegas, Nevada. The total purchase commitment for this fiber network is $2.5 million, of which $1.3 million was paid to IDACOMM as a deposit in June 2005. IDACOMM may transfer individual segments of the fiber network to the Company as each identifiable segment is completed and accepted. As of December 31, 2005, the Company has not accepted any individual segments of the fiber network. Accordingly, the $1.3 million deposit has been included within “Deposits on property and equipment purchase commitments” in the above table of other long-term assets. All segments of the fiber network are expected to be completed and accepted in the first quarter of 2006.

As of December 31, 2004, other long-term assets included $1.1 million of direct acquisition costs incurred by the Company in preparation for the ICG acquisition. In January 2005, the direct acquisition costs were included as a component of the purchase price for the ICG acquisition, as discussed in Note 2.

(7) Line of Credit

The Company’s agreement with a lending institution provides the Company with a revolving line of credit facility of up to $7.5 million, secured by certain customer accounts receivable. The agreement was due to expire on January 24, 2006 before it was extended to April 24, 2006. This credit facility bears an interest rate equal to the prime lending rate plus two percent (2%) per annum. At December 31, 2005, the Company had $7.5 million in availability under this agreement. Interest expense related to the line of credit (consisting of the allocable portion of the annual commitment fee) was $0.2 million, $0.2 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company has not borrowed under the line of credit during 2005 or 2004 and has no outstanding balance as of December 31, 2005.

(8) Capital Lease Obligations

Capital lease obligations consist of the following (in thousands):

December 31,
2005
Capital lease obligations	$23,660
Less: current portion	(540)
$23,120

The following is the leased property under capital leases by major classes (in thousands):

December 31,
2005
Fiber optic network	$8,033
Office equipment and other	162
8,195
Less: accumulated amortization	(577)
$7,618

Pursuant to the acquisition of ICG California in January 2005, discussed in Note 2, the Company assumed certain capital leases of ICG, including certain long-term leases for its fiber network, which had a fair value of $26.0 million as of January 1, 2005 utilizing an implicit interest rate of 15%. The capital lease obligations have terms that range from 2 to 16 years. The following table shows the future minimum lease payments under capital leases for each of the next five years ending December 31 and periods thereafter (in thousands):

2006	$4,062
2007	4,031
2008	4,031
2009	3,997
2010	3,986
Thereafter	39,805
Total minimum lease payments	59,912
Less: amounts representing interest	(36,252)
Net present value of capital lease obligations	$23,660

(9) Asset Retirement Obligations

The telecommunications and switching equipment the Company acquired from ICG is located in various leased facilities. In some cases, the Company has contractual obligations to remove certain of the assets associated with these lease agreements upon termination of the agreements. As part of the opening balance sheet for the ICG California acquisition, the Company has recorded a liability and asset for the present value of the estimated future exit costs associated with the related asset retirement obligations, which have been recorded within other long-term liabilities and property and equipment, respectively, in the consolidated balance sheet. The liability was established by calculating the present value of the asset retirement obligation using a discount rate of 19.60% over a period that is representative of the estimated useful life of the related assets. Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is a component of depreciation and amortization on the consolidated statements of operations.

The following table is a reconciliation of the beginning and ending asset retirement obligations (in thousands):

Balance as of December 31, 2004	$—
Recognition of liability at January 1, 2005	336
Accretion	62
Balance as of December 31, 2005	$398

The asset retirement obligations and associated assets are estimated based on several assumptions. If information becomes known that is different than the assumptions in use, revisions will be made using the more precise information. If actual costs differ from the assumptions used, the amount of the obligations will differ, perhaps significantly, from the amounts reflected in the accompanying consolidated financial statements.

(10) Commitments and Contingencies

Lease Obligations and Purchase Commitments

The Company has entered into various operating lease agreements with expirations through 2015, for its switching facilities and offices (the “Operating Lease Obligations”). Rent expense included in continuing operations was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Rent expense	$8,587	$4,977	$6,446

On February 10, 2005, the Company entered into an amendment to its Las Vegas, Nevada switch site lease. In consideration for the Company’s agreement to accelerate the expiration date of the lease to an earlier date, the landlord paid the Company $7.7 million in cash and agreed to $0.3 million in rent abatement from February 1, 2005 through the new lease expiration at June 30, 2006. The cash was received in February 2005. This $8.0 million settlement, net of $0.8 million of estimated costs to exit the facility, has been included in other income in the consolidated statement of operations for the year ended December 31, 2005. The impact of this early termination of the existing lease as of December 31, 2005, reduced the Company’s lease obligations by approximately $0.9 million and changed the lease expiration date from August 2011 to June 2006. The Company entered into a lease for a new switch site with a third party during the second quarter of 2005. A portion of the $7.7 million one-time payment is being used to construct a new switch facility in the Las Vegas market and to cover exit costs related to the existing switch site.

The Company also has various agreements with certain carriers for transport, long distance and other network services (the “Circuit Lease Obligations”). At December 31, 2005, the Company's minimum commitment under these agreements is $15.7 million, which expires through December 2026. Circuit lease expenses for the periods ended in 2005, 2004 and 2003 are included in cost of operating revenues in the consolidated statements of operations.

In the ordinary course of business, the Company enters into purchase agreements with its vendors. As of December 31, 2005, the Company had total unfulfilled commitments with vendors of $2.9 million. Included in this amount is the remaining $1.2 million purchase commitment with IDACOMM, as discussed in Note 6.

As of December 31, 2005, the Company is obligated to make cash payments in connection with various lease obligations and purchase commitments. All of these obligations require cash payments to be made by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and others require payments upon early termination, if any. Included in the table below are obligations for continuing operations as of December 31, 2005 (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Operating Lease Obligations	$7,710	$6,656	$4,931	$3,652	$1,831	$1,739
Circuit Lease Obligations	7,406	3,501	773	461	426	3,157
Purchase Commitments	2,918	—	—	—	—	—
Total	$18,034	$10,157	$5,704	$4,113	$2,257	$4,896

As provided in the asset sale agreements for the Company’s discontinued markets sold to third parties in 2003, the purchasers of these assets assumed the liabilities associated with the markets acquired. However, the Company remains contingently liable for several of the obligations in these markets. The Company is guarantor of future lease obligations with expirations through 2015. The guarantees arose from the assignment of leases as a part of the asset sales. The Company is fully liable for all obligations under the terms of the leases in the event that the assignee fails to pay any sums due under the lease. The remaining maximum potential amount of future payments the Company could be required to make under the guarantees at December 31, 2005 was $7.6 million. No payments have been made to date and none are expected to be required to be made in the future. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” no liability has been recorded on the Company’s consolidated balance sheet at December 31, 2005 or 2004 as those guarantees are not subject to the recognition provisions.

Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business, including some claims asserted by the Company against others, in which monetary damages are sought. The result of any current or future litigation is inherently unpredictable; however, management believes there is no litigation asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

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

The Company was party to an equipment lease dispute that resulted in claims being made against the Company and certain of its subsidiaries. In July 2005, a settlement was reached for all legal actions and the $0.6 million favorable difference between the estimated liability previously recorded and the settlement amount was reflected as a reduction of selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2005. In October 2005, $0.8 million was paid by the Company to complete the settlement.

Interconnection Agreements

In the ordinary course of business, the Company has negotiated interconnection agreements with SBC Corp. (now known as AT&T) including its California and Illinois subsidiaries, Sprint Nevada and Verizon California. These agreements specify the terms and conditions under which the Company leases unbundled network elements (“UNEs”) including type of UNE, price, delivery schedule, and maintenance and service levels. The term of these agreements is generally two years. While the initial terms have expired, the agreements provide for continued enforceability while the parties negotiate and, if necessary, arbitrate the terms and conditions of a new agreement or amendments to existing agreements. Although the Company is not currently negotiating new agreements, the Company is in the process of amending its interconnection agreements to conform to the Triennial Review Order and Triennial Review Remand Order (“TRO/TRRO”).

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

Sales Tax and Property Tax Reserves

The Company maintains reserves for estimated exposure for various sales and use taxes that taxing jurisdictions may claim as being owed due to interpretations of state and local regulations as well as for positions taken related to the underlying taxable base of capital expenditures made in the past by the Company. Similarly, reserves are maintained for positions taken on the assessment basis used to pay certain property taxes to various state and local taxing jurisdictions. The Company believes that all such reserves are appropriately recorded in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” at December 31, 2005 and 2004.

(11) Risks and Uncertainties

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

(12) Stockholders' Equity

Common Stock

During May 2005, the Company filed with the SEC a registration statement on Form S-3 for the benefit of ICG and MCCC as the selling stockholders under the registration statement. The registration statement was declared effective by the SEC on May 13, 2005. The registration statement was required to be filed by the terms of the asset purchase agreement and related agreement entered into as a part of the ICG California acquisition, as discussed in Note 2. The selling stockholders may offer the shares of the Company’s common stock registered by the prospectus. The registration statement covers the possible resale of (A) 1,988,894 shares of common stock issued pursuant to the terms of a Subscription Agreement, dated as of January 1, 2005, by and between the Company and MCCC, (B) 10,740,030 shares of common stock issued pursuant to the terms of the asset purchase agreement, dated as of October 22, 2004, by and among the Company, MCCC and ICG and (C) 2,000,000 shares of common stock issuable upon exercise of warrants issued pursuant to the asset purchase agreement. The Company will not receive any of the proceeds from the sale of the common shares pursuant to the registration statement.

During May 2004, the SEC declared the Company’s shelf registration statement on Form S-3 effective, registering $250 million of new securities, which could include shares of the Company’s common stock, preferred stock, warrants to purchase common stock, or debt securities. The filing of this shelf registration statement could facilitate the Company’s ability to raise capital, should the Company decide to do so, in the future. The amounts, prices and other terms of any new securities will be determined at the time of any particular transaction.

During January 2004, the Company adopted a warrant program under which up to 1,000,000 shares of the Company’s common stock are authorized for issuance. The shares issuable under the warrant program are covered by the Company’s shelf registration statement on Form S-3 filed in 2004. The intent of the warrant program is to make available to independent sales agents engaged by the Company warrants to purchase shares of the Company’s common stock, with the number of warrants to be granted based on the increase in baseline sales performance achieved by these independent sales agents. These warrants are exercisable at any time and expire three years from the issuance date. Agent selling expense is included as a component of selling, general and administrative expenses in the consolidated statements of operations.

For the year ended December 31, 2005, the Company issued warrants to purchase 728,508 shares of common stock and recognized $0.4 million of agent selling expense. The weighted average fair value of warrants on the date of grant, estimated using the Black-Scholes model, was $0.57 per common share, using the following assumptions: dividend yield of 0%; expected warrant life of 3.0 years; risk free interest rate ranging from 3.39% to 4.43% and an expected volatility ranging from 52% to 55%.

For the year ended December 31, 2004, the Company issued warrants to purchase 260,430 shares of common stock and recognized $0.1 million of agent selling expense. The weighted average fair value of warrants on the date of grant, estimated using the Black-Scholes model, was $0.57 per common share, using the following assumptions: dividend yield of 0%; expected warrant life of 3.0 years; risk free interest rate ranging from 2.83% to 3.26% and an expected volatility ranging from 56% to 63%.

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

Preferred Stock

The Company maintains a Stockholder Rights Plan (the “Rights Plan”) which is designed to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their shares.

Pursuant to the Rights Plan, preferred stock purchase rights were distributed as a dividend at the rate of one Right for each share of common stock held at the close of business on July 11, 2003. Each right entitles stockholders to buy one one-thousandth of a share of Series A Preferred Stock of the Company at an exercise price of $6.00. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock or commences a tender or exchange offer which, upon consummation, would result in such person or group being the beneficial owner of 15% or more of the Company's outstanding common stock. A description of the terms of the Rights are set forth in a Rights Agreement between the Company and the Rights Agent (the “Rights Agreement”).

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

(13) Stock Option Plans

In August 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “2005 Plan”) to provide for grants of options to purchase shares of common stock, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards to employees and non-employee directors of the Company and consultants who are eligible to participate in the 2005 Plan. The 2005 Plan does not permit the repricing of stock options or the granting of discounted options. During September 2005, the Company filed with the SEC a registration statement on Form S-8 to register 11,500,000 shares of the Company’s common stock issuable by the Company upon the exercise of options and other stock-based awards that have been granted or may be granted under the 2005 Plan. The 2005 Plan replaces the Company’s previous non-stockholder approved plans, the Mpower Holding Corporation Stock Option Plan I (“Stock Option Plan I”) and Mpower Holding Corporation Stock Option Plan II (“Stock Option Plan II”), together, referred to as the “Prior Plans”, and became effective upon approval of the stockholders on August 16, 2005 at the Company’s annual stockholders meeting. Additionally during September 2005, the Company filed Post-Effective Amendment No. 1 to a previously filed Form S-8 to deregister a total of 2,460,954 unissued shares of the Company’s common stock that had been available for issuance under the Prior Plans since no further options may be granted under the Prior Plans. The prior registration statement remains in effect for outstanding options under the Prior Plans. Options granted under the 2005 Plan can be non-qualified or incentive stock options and have a term of 10 years. Options granted under this plan are granted at a price equal to the fair market value of the Company’s common stock at the date of grant. Generally, options are granted for general retention purposes and vest evenly over three years. All of the options granted to date under the 2005 Plan would fully vest upon the employee’s termination without cause or a resignation with good cause and upon a change of control unrelated to any equity investment in the Company. All of the options issued under this plan have been accounted for as fixed awards. As of December 31, 2005, the Company has reserved 7,500,000 shares of common stock for issuance pursuant to equity based awards granted or to be granted under the 2005 Plan plus an additional 4,000,000 shares of common stock that may be issued under the 2005 Plan as a result of expirations, forfeitures or cancellations under the Prior Plans; however, the number of shares of common stock issued under the 2005 Plan with respect to incentive stock options may not exceed 2,000,000.

Stock Option Plan I provided for grants of options to purchase shares of common stock to employees and non-employee directors of the Company who were eligible to participate in the Stock Option Plan I. Options granted under the Stock Option Plan I were non-qualified, have a term of ten years from the date of grant and were generally granted at a price equal to the fair market value of the Company’s common stock at the date of the grant. Pursuant to the Company’s Plan of Reorganization in 2002, employees received an initial grant of options under the Stock Option Plan I (the “New Options”) to replace their cancelled options, on a one-for-one basis. The New Options were subject to the same terms and conditions as the corresponding cancelled outstanding Employee Options, including such provisions as exercise price, termination of employment and vesting. The outstanding New Options vested over a three year period, with one third of the options vested September 29, 2002, 2003 and 2004. All of the New Options were considered to be a new grant of options from a new reporting entity, and have been accounted for as fixed awards. Options granted for incentive bonuses vested immediately upon grant, whereas options granted for retention purposes vest evenly over three years. As of December 31, 2005, the Company has reserved 6,705,498 shares of common stock for issuance pursuant to options granted under the Stock Option Plan I.

Stock Option Plan II provided for grants to employees of options to purchase shares of common stock. Options granted under the Stock Option Plan II were non-qualified, have a term of ten years and were granted at a price equal to the fair market value of the Company’s common stock at the date of grant. Options were granted for special retention arrangements under Stock Option Plan II and vested one-third immediately upon grant, one-third after one year and the remaining one-third vested after two years. Options were also granted under Stock Option Plan II during 2003 for a salary reduction program in which options were granted in exchange for a reduction in salary. These options vested over a six-month period. Generally, all other options were granted for general retention purposes and vest evenly over three years. Options under Stock Option Plan II were also available for the Company’s incentive bonus plan and retention purposes. Options granted for incentive bonuses vest immediately upon grant, whereas options granted for retention purposes generally vested evenly over three years. All of the options granted under the Stock Option Plan II would fully vest upon the employee’s termination without cause or a resignation with good cause and upon a change of control unrelated to any equity investment in the Company. All of the options issued under this plan have been accounted for as fixed awards. As of December 31, 2005, the Company has reserved 13,647,003 shares of common stock for issuance pursuant to options granted under the Stock Option Plan II.

Stock option transactions were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	11,103,832	$0.49
Granted	4,608,981	$1.05
Exercised	(292,976)	$0.22
Cancelled	(815,921)	$1.03
Outstanding at December 31, 2003	14,603,916	$0.64
Granted	4,529,939	$1.43
Exercised	(338,030)	$0.24
Cancelled	(199,235)	$1.40
Outstanding at December 31, 2004	18,596,590	$0.83
Granted	2,244,050	$1.63
Exercised	(207,069)	$0.30
Cancelled	(271,695)	$1.55
Outstanding at December 31, 2005	20,361,876	$0.92

Exercisable at December 31, 2003	10,324,577	$0.71
Exercisable at December 31, 2004	14,505,115	$0.71
Exercisable at December 31, 2005	17,687,827	$0.85

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

Range of Exercise Price	Shares Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$0.03 to $0.25	10,217,278	6.7 years	$0.19	10,209,108	$0.19
$0.26 to $0.50	225,667	6.7 years	$0.34	224,096	$0.34
$0.51 to $1.00	534,091	7.3 years	$0.85	362,881	$0.85
$1.01 to $1.50	4,390,414	8.1 years	$1.32	2,227,002	$1.30
$1.51 to $2.00	4,590,058	8.3 years	$1.68	4,260,372	$1.68
$2.01 to $10.00	386,278	5.1 years	$5.92	386,278	$5.92
$10.01 to $47.67	18,090	3.7 years	$19.59	18,090	$19.59
$0.03 to $47.67	20,361,876	7.3 years	$0.92	17,687,827	$0.85

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its option plans and has elected to adopt the “disclosure-only” provision of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock Based Compensation - Transition and Disclosure.” Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for stock options issued with an exercise price below fair market value. For the year ended December 31, 2005, no stock-based compensation expense was recognized. For the years ended December 31, 2004 and 2003, the Company recognized stock-based compensation expense of $0.1 million and $0.2 million, respectively, related to in-the-money options granted under the Stock Option Plan I. Stock-based compensation expense is included as a component of selling, general and administrative expenses in the consolidated statements of operations.

(14) Discontinued Operations

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

In April 2003, the Company completed the sale of the assets in its Florida and Georgia markets to Florida Digital Networks, Inc. (“FDN”), pursuant to an Asset Purchase Agreement dated as of January 8, 2003. The purchase price for the assets in Florida and Georgia was $12.4 million. In addition, FDN agreed to assume certain liabilities of the Company with respect to the Florida and Georgia assets. As of December 31, 2005, $12.0 million of the purchase price has been received and the remaining $0.4 million has been included in other receivables in the consolidated balance sheets and this amount is being held in escrow by a third party escrow agent. The Company expects to receive the remaining $0.4 million, net of expenses chargeable to the Company of $0.3 million included in accrued other expenses on the consolidated balance sheet, before June 30, 2006. Subsequent to December 31, 2005, an additional $0.1 million was received by the Company out of escrow.

Each of the transactions described above involved transition services and/or management agreements that were sufficient to transfer the operations of these businesses. The Company was reimbursed for the cost of specific services provided on behalf of the buyer. For the year ended December 31, 2003, the Company recognized $3.7 million of reimbursements for transition services and management agreement fees. The amounts recognized from the transition services and management agreements have been included as an offset to the operating expenses component of (loss) income from discontinued operations in the consolidated statements of operations. The Company ceased providing transition services as of December 31, 2003.

The operating revenues and expenses of the Company’s discontinued markets have been classified as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for all periods presented. (Loss) income related to these discontinued markets was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Operating revenues	$33	$4	$6,150
Operating expenses (income)	81	(584)	7,995
(Gain) loss on disposal	—	(320)	523
(Loss) income from discontinued operations	($48)	$908	$(2,368)

During 2005, the Company recorded $0.1 million in operating expenses primarily driven by rent expense of $0.2 million for a leased switch location not assigned as part of the market sales, offset by reversals of use and property tax liabilities of $0.1 million. During 2004, the Company recorded $0.6 million of operating income from discontinued operations, primarily related to the reversal of sales and property tax liabilities resulting from the resolution of tax audits and ongoing estimates of audit exposure in other states, as well as the resolution of certain disputes with several carriers. During 2003, the Company recorded $8.0 million in operating expenses from discontinued operations, primarily related to the ongoing operation of the discontinued markets through the date of sale. Operating expenses for the year ended December 31, 2003, included exit costs of $2.4 million, primarily comprised of facility and lease contract termination costs of $1.8 million and one-time severance termination benefits of $0.6 million.

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

These amounts are reflected in (loss) income from discontinued operations in the Company’s consolidated statements of operations.

(15) Loss Per Common Share

SFAS No. 128, "Earnings Per Share," requires the Company to calculate its income (loss) per common share based on basic and diluted income (loss) per common share, as defined. Basic and diluted loss per common share for the years ended December 31, 2005, 2004 and 2003, were computed by dividing the loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For the years ended December 31, 2005, 2004 and 2003, the Company incurred losses from continuing operations. As a result of the losses, as of December 31, 2005, 2004 and 2003, the Company had outstanding 26,267,160, 21,794,568 and 17,541,464 options and warrants, respectively, which were convertible into common shares that were not included in the calculation of diluted loss per common share because the effect would be antidilutive.

The following table summarizes the calculation of basic and diluted loss per common share (in thousands, except common share and per common share amounts):

	Year Ended December 31,
	2005	2004	2003
Basic and diluted loss per common share
Loss from continuing operations	$(1,301)	$(6,313)	$(18,765)
(Loss) income from discontinued operations	(48)	908	(2,368)
Net loss	$(1,349)	$(5,405)	$(21,133)

Weighted average common shares outstanding	91,437,180	78,438,470	68,515,811

Basic and diluted loss from continuing operations per common share	$(0.01)	$(0.08)	$(0.27)
Basic and diluted (loss) income from discontinued operations per common share	(0.00)	0.01	(0.04)
Basic and diluted net loss per common share	$(0.01)	$(0.07)	$(0.31)

(16) Income Taxes

The Company has had no current federal or state income tax expense in any period presented in the accompanying consolidated statements of operations. Any state taxes paid have been properly recorded as part of selling, general, and administrative expenses. Any deferred income tax benefit has been offset by a valuation allowance.

A reconciliation of income taxes computed at the federal statutory rate to income tax expense recorded in the Company’s consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Federal benefit at statutory rate	$(472)	$(1,892)	$(7,397)
Change in valuation allowance, net of state tax and rate changes	(364)	435	5,759
Amortization expense for customer relationships	935	1,604	1,604
Other	(99)	(147)	34
Income tax expense	$—	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	December 31,
	2005	2004
Deferred income tax asset:
Net operating loss carryforward	$41,223	$42,186
Depreciation and amortization	461	—
Other	4,176	5,293
	45,860	47,479
Less: valuation allowance	(44,712)	(45,075)
Net deferred income tax asset	1,148	2,404

Deferred income tax liability:
Depreciation and amortization	—	(1,092)
Other	(1,148)	(1,312)
Net deferred income tax liability	(1,148)	(2,404)
Net deferred income taxes	$—	$—

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carry back or carry forward periods under the tax law for each tax jurisdiction. The Company has considered the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	Future taxable income exclusive of reversing temporary differences and carry forwards
•	Future reversals of existing taxable temporary differences
•	Taxable income in prior carry back years
•	Tax planning strategies

As a result of this review, the Company concluded that there was not sufficient positive evidence to enable it to conclude that it was more likely than not that the net deferred income tax assets would be realized. Therefore, the Company has maintained a full valuation allowance on its net deferred income tax assets at December 31, 2005. This assessment will continue to be undertaken in the future. The Company’s results of operations might be favorably impacted in the future by reversals of valuation allowances if the Company is able to demonstrate sufficient positive evidence that its deferred income tax assets will be realized.

As of December 31, 2005, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $110.0 million, which will expire at various times through 2025, if not utilized. As a result of the implementation of a bankruptcy plan in 2002, the Company has determined that it experienced an ownership change under Section 382 of the Internal Revenue Code. An ownership change generally occurs when certain persons or groups increase their aggregate ownership percentage in a corporation’s stock by more than 50 percentage points during a measurement period. As a result of this ownership change, Section 382 will apply to limit the Company’s ability to utilize any remaining NOLs generated before the ownership change as well as certain subsequently recognized “built-in losses” and deductions existing as of the date of the ownership change to $4.4 million per year. The Company’s ability to utilize new NOLs arising after the ownership change will not be affected by the Section 382 ownership change that resulted from implementation of the bankruptcy plan . Of the $110.0 million NOLs existing at December 31, 2005, $72.5 million are subject to the Section 382 limit and $37.5 million are not.

(17) 401(k) Plan

The Company maintains a defined contribution 401(k) plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code (“IRC”). The 401(k) Plan covers substantially all employees that meet certain service requirements. Under the 401(k) Plan, eligible employees may voluntarily contribute a percentage of their compensation, subject to limits under the IRC. The 401(k) Plan provides for discretionary matching contributions by the Company which were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
401(k) contributions	$162	$59	$184

(18) Related Party Transactions

Andrew D. Lipman, who serves on the Company’s board of directors, is a partner and vice chairman of the Swidler Berlin LLP law firm in Washington, D.C. The Company retained that law firm for legal regulatory counsel in 2005 and 2004, and intends to do so in the future. Total payments to this firm for legal regulatory counsel was $0.2 million and $0.5 million for the years ended December 31, 2005 and 2004, respectively.

Peter H.O. Claudy, who serves on the Company’s board of directors, is a director of ICG and a member of the managing board of MCCC. On January 1, 2005, the Company acquired ICG Communications, Inc.'s customer base and certain network assets in California, as discussed in Note 2. Mr. Claudy is also a director of an entity that is more than 10% owner of Florida Digital Networks, Inc. ("FDN"). In April 2003, the Company completed the sale of its assets in its Florida and Georgia markets to FDN as discussed in Note 14. Mr. Claudy did not serve as a director of the Company until after the completion of the ICG California acquisition and the sale of assets to FDN. He does not receive compensation for his services as a Company director.

(19) Subsequent Events

Stock Repurchase Program

On January 18, 2006, the Company announced that its Board of Directors has approved a stock repurchase program under which the Company is authorized to acquire up to $10 million of its outstanding common stock in the open market over the next 12 months. The Company also announced it intends to adopt a prearranged 10b5-1 stock trading plan and use a portion of the $10 million to repurchase the Company’s stock pursuant to that plan. That 10b5-1 plan will be implemented when permitted under Company-imposed blackout periods and insider trading law restrictions.

The Company’s stock repurchase program allows the Company to make share purchases from time to time during its normal trading windows, depending on market conditions, share price and other factors. The 10b5-1 trading plan, when adopted, will allow the Company to also repurchase shares at times when it otherwise might be prevented from doing so under the insider trading laws or because of self-imposed trading blackout periods. The repurchased shares will be held in treasury.

Restricted Shares

On January 31, 2006, the Company’s compensation committee of the board of directors approved forms of restricted stock award agreements under the Company’s 2005 Plan. During 2006, the Company has awarded 1,674,076 shares of restricted stock and granted options to purchase 540,000 shares of common stock under the 2005 Plan.

Warrant Program

During January 2006, the Company adopted a second warrant program (“Warrant Program II”), under which certain shares of the Company’s common stock are authorized for issuance. The shares issuable under Warrant Program II will be covered by Amendment No. 4 to the Company’s shelf registration statement on Form S-3. The implementation of the plan is contingent upon the effectiveness of Amendment No. 4 to the Company’s shelf registration. The intent of Warrant Program II is identical to the intent of the warrant program initially adopted in January 2004; to make available to independent sales agents engaged by the Company warrants to purchase shares of the Company’s common stock, with the number of warrants to be granted based on the increase in baseline sales performance achieved by these independent sales agents.

(20) Operating Segments

Reportable Segments

The Company operates its business as one segment and as a consolidated entity managed at a national level. The Company’s products and services have similar network operations, back-office support and technology requirements. Therefore, the Company manages these services as a single segment that are sold in geographic areas, or markets, within the United States, or that are sold to customers with a presence across geographical markets. The Company regularly evaluates the makeup of its business to determine whether more than a single segment exists as its business evolves and develops.

Products and Services

The Company classifies its products and services into various revenue categories as shown in the following table (in thousands):

	Year Ended December 31,
	2005	2004	2003
Plain old telephone service (“POTS”)/DSL	$82,214	$85,866	$93,561
T1 based products and services	60,726	34,856	21,253
Private lines	17,487	—	—
Long distance and other usage	19,519	14,925	14,748
Switched access	13,071	15,363	18,610
Total operating revenue	$193,017	$151,010	$148,172

Included in the Company’s presentation of prior years is a reclassification of DSL revenues from the “T1 based products and services” to “Plain old telephone service” (“POTS”) / DSL.

(21) Supplemental Quarterly Financial Data (Unaudited) (in thousands except per common share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2005:
Operating revenues	$47,726	$47,262	$49,149	$48,880
Income (loss) from continuing operations	3,877	(4,296)	(2,279)	1,397
Net income (loss)	3,845	(4,299)	(2,311)	1,416
Basic income (loss) per common share:
Income (loss) from continuing operations	0.04	(0.05)	(0.03)	0.02
Net income (loss)	0.04	(0.05)	(0.03)	0.02
Diluted income (loss) per common share:
Income (loss) from continuing operations	0.04	(0.05)	(0.03)	0.01
Net income (loss)	0.04	(0.05)	(0.03)	0.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2004:
Operating revenues	$37,153	$38,496	$37,593	$37,768
Loss from continuing operations	(504)	(1,397)	(1,854)	(2,558)
Net loss	(263)	(1,404)	(1,346)	(2,392)
Basic and diluted loss per common share:
Loss from continuing operations	(0.01)	(0.02)	(0.02)	(0.03)
Net loss	(0.00)	(0.02)	(0.02)	(0.03)