Form 10-Q
period 2006-03-31
MPOWER HOLDING CORP
filed 2006-05-10
CIK 1117042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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
YES ☒ NO ☐

The number of shares outstanding of the issuer's common stock, as of May 4, 2006:

Common stock (par value $0.001 per common share).... 92,074,369 shares outstanding

MPOWER HOLDING CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

MPOWER HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PREFERRED AND COMMON SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)
	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$15,239	$18,278
Investments available-for-sale	8,621	8,845
Accounts receivable, less allowance for doubtful accounts of $1,415 and $1,531 at March 31, 2006 and December 31, 2005, respectively	13,080	13,828
Other receivables	931	890
Prepaid expenses and other current assets	3,220	3,075
Total current assets	41,091	44,916
Property and equipment, net	67,133	65,492
Long-term restricted cash and cash equivalents	9,320	9,237
Long-term investments available-for-sale	1,683	1,317
Goodwill	8,861	8,861
Intangibles, net of accumulated amortization of $15,001 and $14,750 at March 31, 2006 and December 31, 2005, respectively	3,534	3,785
Other long-term assets	3,004	4,396
Total assets	$134,626	$138,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of capital lease obligations	$554	$540
Accounts payable	10,295	12,545
Accrued sales tax payable	1,822	1,841
Accrued bonus	1,004	904
Deferred revenue	5,234	5,141
Accrued other expenses	11,986	13,741
Total current liabilities	30,895	34,712
Long-term capital lease obligations	22,921	23,120
Other long-term liabilities	2,403	2,415
Total liabilities	56,219	60,247
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 49,900,000 shares authorized but unissued at March 31, 2006 and December 31, 2005	—	—
Series A preferred stock, 100,000 shares authorized but unissued at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 91,942,985 and 91,506,765 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	92	92
Additional paid-in capital	122,532	121,991
Accumulated deficit	(44,174)	(44,326)
Less: Treasury stock, 29,021 shares at March 31, 2006, at cost	(43)	—
Total stockholders’ equity	78,407	77,757
Total liabilities and stockholders’ equity	$134,626	$138,004

See accompanying condensed notes to unaudited interim consolidated financial statements.

MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT COMMON SHARE AND PER COMMON SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
Operating revenues:
Telecommunication services	$49,958	$47,726
Costs, expenses and other:
Cost of operating revenues (exclusive of depreciation and amortization shown separately below of $3,885 and $3,512 for the three months ended March 31, 2006 and 2005, respectively)	21,677	21,835
Selling, general and administrative (exclusive of depreciation and amortization shown separately below of $784 and $2,089 for the three months ended March 31, 2006 and 2005, respectively)	22,915	22,730
Depreciation and amortization	4,669	5,601
Interest income	(263)	(183)
Interest expense	937	1,167
Other income, net	(49)	(7,301)
Income from continuing operations	72	3,877
Discontinued operations:
Income (loss) from discontinued operations	80	(32)
Net income	$152	$3,845

Basic and diluted income (loss) per common share:
Income from continuing operations	$0.00	$0.04
Income (loss) from discontinued operations	0.00	(0.00)
Net income	$0.00	$0.04

Basic weighted average common shares outstanding	91,671,787	91,331,930

Diluted weighted average common shares outstanding	100,939,506	102,111,366

See accompanying condensed notes to unaudited interim consolidated financial statements.

MPOWER HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$152	$3,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,669	5,601
Bad debt expense	560	451
Loss (gain) on sale of assets, net	13	(9)
Amortization of investment premiums	14	37
Amortization of deferred debt financing costs	33	—
Stock-based compensation expense	408	—
Agent selling expense - warrants	—	122
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	188	(2,028)
Increase in other receivables	(357)	(4,276)
Increase in prepaid expenses and other current assets	(320)	(9)
Decrease in other long-term assets	43	80
(Decrease) increase in accounts payable	(1,473)	467
Decrease in accrued sales tax payable	(19)	(159)
Increase (decrease) in accrued bonus	100	(1,767)
Increase in deferred revenue	105	1,432
Decrease in accrued other expenses	(2,812)	(837)
Net cash provided by operating activities	1,304	2,950
Cash flows from investing activities:
Purchase of property and equipment, net of payables	(4,177)	(4,333)
Proceeds from sale of assets from continuing operations	—	13
Proceeds from sale of assets from discontinued operations	316	1,000
Costs associated with sale of assets from discontinued operations	(200)	—
Purchase of investments available-for-sale, net	(2,461)	(566)
Sale of investments available-for-sale, net	2,305	500
Sale (purchase) of restricted investments, net	92	(30)
Other	—	85
Net cash used in investing activities	(4,125)	(3,331)
Cash flows from financing activities:
Payments on capital lease obligations	(214)	(1,837)
Payment of deferred debt financing costs	(33)	—
Proceeds from issuance of common stock, net of costs	29	2,522
Net cash (used in) provided by financing activities	(218)	685
Net (decrease) increase in cash and cash equivalents	(3,039)	304
Cash and cash equivalents at beginning of period	18,278	27,327
Cash and cash equivalents at end of period	$15,239	$27,631

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired in business acquisition	$—	$40,629
Liabilities assumed in business acquisition	$—	$(24,696)
Common stock issued in business acquisition	$—	$13,533
Warrants issued in business acquisition	$—	$1,246
Accrued costs associated with business acquisitions	$—	$274
Property and equipment purchased under capital leases	$29	$64
Common stock issued to purchase property and equipment	$61	$—
Net issuance of stock options under treasury stock method	$43	$—
Net payable related to purchase of property and equipment	$2,957	$1,473
Capitalization of deposit on purchase commitment	$1,349	$—
Supplemental cash flow information:
Cash paid for interest	$1,427	$21

See accompanying condensed notes to unaudited interim consolidated financial statements.

MPOWER HOLDING CORPORATION
CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Mpower Holding Corporation (“Holding”), a Delaware corporation, include the accounts of Holding and its wholly-owned subsidiary, Mpower Communications Corp. (“Communications”) and other subsidiaries of Communications (collectively the “Company”). All intercompany balances and transactions have been eliminated.

The Company was one of the first facilities-based competitive local telephone companies founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. The Company offers local and long distance voice services as well as high-speed Internet access and voice over internet protocol (“VOIP”) by way of a variety of broadband product and service offerings over its network of collocations, switches and fiber network. The Company’s services have historically been offered through Communications primarily to small and medium-sized business customers in all of its markets and residential customers primarily in the Las Vegas, Nevada market. The Company’s markets include Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois. The Company also bills a number of major local and long distance carriers for the costs of originating and terminating traffic on the Company’s network for the Company’s local service customers. The Company does not have any unbundled network element platform (“UNE-P”) revenues although it has recently signed agreements with certain carriers and is actively pursuing additional opportunities to provide network-based alternatives to UNE-P carriers on a wholesale basis in light of recent regulatory changes.

These condensed consolidated financial statements (unaudited) reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

The consolidated balance sheet at December 31, 2005 included herein was derived from the audited consolidated financial statements of the Company.

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

The results of operations and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for other interim periods or for the year ending December 31, 2006.

Certain reclassifications, which have no effect on net income, have been made in the prior period financial statements to conform to the current presentation. The Company eliminated presentation of income from operations from its consolidated statements of operations effective for the quarter ended March 31, 2005.

Effects of New Accounting Standards

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), "Share-Based Payment" (FAS 123R) which requires companies to measure and recognize compensation expense for all share-based payments at fair value. In addition, the FASB has issued a number of supplements to FAS 123R to guide the implementation of this new accounting pronouncement. Share-based payments include stock option grants and other equity-based awards granted under the Company’s long-term incentive and stock option plans. FAS 123R was effective for the Company beginning January 1, 2006. The Company uses the Black-Scholes valuation model as the method for determining the fair value of its equity awards issued after January 1, 2006. The Company used the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption (the “Existing Awards”) and requires that prior periods not be restated. FAS 123R also requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting FAS 123R (the “APIC Pool”). In November 2005, the FASB issued FSP No. FAS 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R and reported in the Condensed Consolidated Statements of Cash Flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods. See Note 2.

Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). SFAS No. 154 requires that all voluntary changes in accounting principles be recognized as a retroactive restatement of all periods presented except when retroactive restatement is impracticable. In addition, SFAS No. 154 also requires that a change in depreciation method be accounted for as a change in accounting estimate that is affected by a change in accounting principle, which would be accounted for in the period of change if the change affects that period and also in future periods if the change affects both the period of change and future periods. SFAS No. 154 also eliminates paragraph 4 of APB 20, which specifies that APB 20 does not apply to changes made to comply with new pronouncements. This Statement requires that any change in an accounting principle made as a result of a new pronouncement be reported following the same guidance as that for voluntary changes in accounting principles unless the new pronouncement's transition provisions require another method. SFAS No. 154 is effective for years beginning after December 15, 2005. The adoption of SFAS No. 154 has not had a material impact on the Company’s consolidated results of operations or financial condition.

Minimum Revenue Guarantees Granted to a Business or Its Owners

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FIN 45-3,“Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” which amends paragraph 3 of FIN 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to include minimum revenue guarantees. FSP No. FIN 45-3 requires that a liability be recognized at inception for the fair value of the obligation to stand ready to perform under the guarantee, even if it is not probable that the contingent events that would cause payment will occur. FSP No. FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after the beginning of the first fiscal quarter following November 10, 2005, with disclosure requirements effective for any minimum revenue guarantee issued prior to the initial application of the FSP. The adoption of FSP No. FIN 45-3 has not had a material impact on the Company’s consolidated results of operations or financial condition.

(2) SHARE-BASED TRANSACTIONS

The Company has adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), effective January 1, 2006. SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company has elected the modified prospective transition method and therefore adjustments to prior periods are not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense attributable to awards unvested at the date of adoption based on the grant date fair value. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows. Tax benefits recognized related to stock-based compensation and related cash flow impacts were not material during the first quarter of 2006 as the Company had a net operating loss for tax purposes.

As of March 31, 2006, the Company offers share-based compensation through its 2005 Long-Term Incentive Plan and its warrant program. The Company recognized $0.4 million of share-based compensation expense for the three months ended March 31, 2006, which was solely attributable to the Company’s stock options and restricted shares. For the three months ended March 31, 2005, the Company recognized $0.1 million of share-based compensation expense, which was related to its agent warrant program. Share-based compensation expense is a reduction to income as it is recognized as a component of selling, general and administrative expense. During the first quarter of 2006, the Company entered into an agreement with an outside vendor in which it agreed to exchange 200,000 shares of its common stock for a software license. 50,000 shares were to be issued as of the inception of the contract and an additional 150,000 shares will be issued upon receipt of the license which is expected to take place in the third quarter of 2006. This transaction was accounted for under Emergency Issuance Task Force (“EITF”) issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” In January 2006, the Company issued the 50,000 shares to the vendor and as a result $0.1 million of compensation cost was capitalized as a software license.

The Company received less than $0.1 million of cash related to the exercise of stock options for each of the three months ended March 31, 2006 and 2005.

Prior to January 1, 2006, the Company measured the compensation cost of its stock option plan based on the intrinsic value of the equity instrument awarded, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and the related Interpretations. Prior to 2006, no compensation expense was recognized under stock option plans other than for stock options issued with an exercise price below fair market value. For the three months ended March 31, 2005, the Company’s results from operations would have approximated the following pro forma amounts (in thousands, except per common share amounts) had the Company measured the compensation cost of its employee stock options based on the fair value of the equity award, consistent with SFAS 123R:

Three Months Ended
March 31,
2005
Net income, as reported	$3,845
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	—
Deduct: Total stock-based compensation expense to be determined under a fair value based method for all awards, net of related income tax effects	(2,052)
Pro forma net income	$1,793

Basic and diluted net income per common share, as reported	$0.04
Basic and diluted net income per common share, pro forma	$0.02

Long-Term Incentive Plans

The Company’s 2005 Long-Term Incentive Plan (the “2005 Plan”), which is shareholder approved, provides for the grant of options to purchase shares of common stock, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards to employees and non-employee directors of the Company and consultants who are eligible to participate in the 2005 Plan. The Company has reserved 11,500,000 shares of its common stock to be issued by the Company upon the exercise of options and other stock-based awards that have been granted or may be granted under the 2005 Plan.

Options granted under the 2005 Plan can be non-qualified or incentive stock options and have a term of 10 years. Options are granted at a price equal to the fair market value of the Company’s common stock at the date of grant. Generally, options are granted for general retention purposes and vest evenly over three years. All of the options granted to date under the 2005 Plan would fully vest upon the employee’s termination without cause or a resignation with good cause and upon a change of control unrelated to any equity investment in the Company, at which time any unrecognized compensation costs would be recognized. See Note 14 (Subsequent Events).

The Company calculates the fair value of its stock options under the Black-Scholes option-pricing model at the time of grant. The Company estimates the expected volatility of its options based on the historical closing stock prices of its stock over a period beginning in May 2003 through the grant date. The expected term of options represents the weighted average period of time that options granted are expected to be outstanding given consideration to vesting schedules and the Company’s historical exercise patterns. The risk free interest rate of an option is estimated based on the Federal Reserve’s historical data for the maturity of nominal treasury instruments that corresponds to the expected term of the option.

For options granted during the three months ended March 31, 2006, the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $0.72, using the following assumptions: dividend yield of 0%; expected option life of 5.58 years for non-executive employees and 6.31 years for executive employees; risk free interest rate ranging from 4.36% to 4.57% and an expected volatility ranging from 52% to 53%.

For pro forma disclosure with respect to share-based payment expense for the three months ended March 31, 2005, the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $0.91, using the following assumptions: dividend yield of 0%; expected option life of 6.0 years; risk free interest rate ranging from 3.84% to 4.25% and an expected volatility ranging from 54% to 56%.

Stock option transactions were as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	20,361,876	$0.92
Granted	509,000	$1.35
Exercised	(415,241)	$0.17
Forfeited	(197,111)	$1.30
Outstanding at March 31, 2006	20,258,524	$0.94	7.1 years	$13,969,511

Exercisable at March 31, 2006	17,447,706	$0.87	6.8 years	$13,522,098

The Company calculated its intrinsic value for those options that had an exercise price lower than the market price of its common shares as of March 31, 2006. The aggregate intrinsic value of options outstanding as of March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 15,180,688 shares that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 12,627,116 exercisable shares that were in-the-money at that date. The Company’s closing stock price was $1.48 as of March 31, 2006. The total intrinsic value of stock options exercised during the first quarter of 2006 and 2005 were $0.5 million and $0.2 million, respectively.

The Company’s restricted shares contain only a restriction as to the vesting of the shares, by which 25% of the restricted shares will vest at the end of each year over four years consecutively unless an employee terminates prior to vesting, in which case the unvested shares are forfeited. Certain of the restricted shares granted to date under the 2005 Plan would fully vest upon the employee’s termination without cause or a resignation with good cause and upon a change of control unrelated to any equity investment in the Company, at which time any unrecognized compensation costs would be recognized. See Note 14 (Subsequent Event).

The Company calculates the fair value of its restricted shares based on the closing market price of its common stock as of the date of grant. For the three months ended March 31, 2006, the Company recognized approximately $0.1 million of compensation expense related to its restricted shares. The Company recognizes compensation expense as a component of selling, general and administrative expense on its consolidated statement of operations.

Restricted share transactions were as follows:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted	1,674,076	$1.32
Vested	—	$—
Forfeited	(45,000)	$1.25
Nonvested at March 31, 2006	1,629,076	$1.32

As of March 31, 2006, the remaining future compensation cost related to nonvested stock options and restricted shares is $3.6 million with a weighted average period of 2.71 years over which compensation is expected to be recognized.

Warrants

The Company maintains a warrant program under which up to 1,000,000 shares of the Company’s common stock are authorized for issuance. The warrant program makes available to independent sales agents engaged by the Company, warrants to purchase shares of the Company’s common stock, with the number of warrants to be granted based on the increase in defined baseline sales performance achieved by these independent sales agents. The agent warrants are granted monthly based on the performance of the agents and the warrants vest immediately upon issuance and have a contractual life of 3 years.

The Company calculates the fair value of its warrants using the same option pricing model used in its calculation of stock options granted under the 2005 Plan. Compensation expense is recognized immediately upon the sales agents meeting the necessary sales performance criteria under the warrant program. If the sales agents do not meet the necessary sales performance criteria under the warrant program, no warrants are granted that month and no compensation expense is recognized. The Company estimates the expected volatility, expected term, and risk free interest rate on its warrants using the same method used in estimating those of a stock option under the 2005 Plan.

Agent warrant transactions were as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	967,736	$1.42
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at March 31, 2006	967,736	$1.42	2.0 years	$107,959

Exercisable at March 31, 2006	967,736	$1.42	2.0 years	$107,959

For the three months ended March 31, 2006, the Company did not issue warrants to purchase shares of common stock and therefore did not recognize any share-based compensation related to agent selling expense.

For the three months ended March 31, 2005, the Company issued warrants to purchase 198,785 shares of common stock and recognized $0.1 million of share-based compensation related to agent selling expense. The weighted average fair value of warrants on the date of grant, estimated using the Black-Scholes model, was $0.62 per common share, using the following assumptions: dividend yield of 0%; expected warrant life of 3 years; risk free interest rate ranging from 2.85% to 3.91%; and an expected volatility ranging from 54% to 57%. Since the agent warrants are immediately vested, the Company has no future compensation costs related to these warrants.

(3) INVESTMENTS

The Company’s short-term and long-term investments consist of investment-grade debt securities which are recorded at fair value and classified as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” During the three months ended March 31, 2006, net unrealized holding gains and losses were not significant and accordingly the amortized cost of these investments approximated fair value as of March 31, 2006. Interest and amortization of premiums for available-for-sale securities have been included in interest income, and realized gains and losses on available-for-sale investments sold were determined based on the specific identification method and included in other income, net in the Company’s consolidated statements of operations. The Company does not hold these investments for speculative or trading purposes. As of March 31, 2006, no securities were deemed to be impaired.

The fair value of investments available-for-sale were as follows (in thousands):
	March 31,	December 31,
	2006	2005
Short-term investments:
Auction rate securities	$6,000	$5,850
Certificates of deposit	850	255
Corporate bonds	1,272	1,737
U.S. government agency notes	499	1,003
Total short-term investments	$8,621	$8,845

Long-term investments:
U.S. government agency notes	$1,020	$461
Certificates of deposit	—	190
Corporate bonds	663	666
Total long-term investments	$1,683	$1,317

Proceeds from the sale of investments available-for-sale were as follows (in thousands):
	Three Months Ended
	March 31,
	2006	2005
Proceeds from the sale of investments available-for-sale	$2,305	$500

(4) PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):
	March 31,	December 31,
	2006	2005
Buildings and property	$1,712	$1,712
Telecommunication and switching equipment	68,528	67,217
Leasehold improvements	7,433	7,397
Fiber optic network	14,734	12,033
Computer hardware and software	9,510	9,408
Office equipment and other	3,921	3,874
Assets held for future use	3,468	3,530
	109,306	105,171
Accumulated depreciation and amortization	(49,354)	(44,975)
	59,952	60,196
Construction in progress	7,181	5,296
Net property and equipment	$67,133	$65,492

Depreciation expense for the three months ended March 31, 2006 and 2005 was $4.4 million and $4.2 million, respectively. Assets held for future use are directly related to the recovery of switch and collocation equipment from markets cancelled or exited, primarily during 2002 and 2001, and other continuing network enhancements which are expected to be re-deployed throughout the Company's remaining operating markets. These assets continue to be depreciated and the net book value at March 31, 2006 and December 31, 2005 was $0.9 million and $1.1 million, respectively.

As of March 31, 2006 and December 31, 2005, respectively, construction in progress included capital investments of $2.7 million and $2.6 million in preparation for the relocation of the Company’s Las Vegas switch in the second quarter of 2006.

(5) GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its goodwill and intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill and other separately recognized intangible assets with indefinite lives are not amortized, but are subject to at least an annual assessment for impairment through the application of a fair value-based test. Intangible assets that do have finite lives are amortized over their estimated useful lives.

As of March 31, 2006 and December 31, 2005, the Company had goodwill of $8.9 million resulting from the ICG California acquisition, which was determined based on purchase accounting standards as the excess of the purchase price including liabilities assumed over the fair value of identifiable assets acquired.

Intangible assets consist of the following (in thousands):
	March 31, 2006	December 31, 2005
Amortized intangible assets:
Customer relationships	$16,301	$16,301
Internally developed software	340	340
Product licensing agreement	200	200
	16,841	16,841

Less accumulated amortization:
Customer relationships	(14,809)	(14,597)
Internally developed software	(142)	(113)
Product licensing agreement	(50)	(40)
	(15,001)	(14,750)

Amortized intangible assets, net	1,840	2,091
Trademark	1,694	1,694
Intangibles, net	$3,534	$3,785

Amortization expense related to customer relationships, software and the product licensing agreement for the three months ended March 31, 2006 and 2005 was $0.3 million and $1.4 million, respectively. The trademark was determined to have an indefinite life and is not subject to amortization.

Estimated amortization expense for each of the next four years ending December 31, consists of the following (in thousands):

Remaining 2006	$755
2007	1,005
2008	40
2009	40
$1,840

(6) OTHER LONG-TERM ASSETS

Other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2006	2005

Deposits on operating leases	$1,297	$1,277
Deferred installation costs	1,108	1,105
Prepaid insurance	295	351
Other	304	314
Deposits on property and equipment purchase commitments	—	1,349
Other long-term assets	$3,004	$4,396

During June 2005, the Company entered into an asset purchase agreement with IDACOMM, a subsidiary of IDACORP, Inc., to acquire four strands of dark fiber within a fiber network that IDACOMM constructed in Las Vegas, Nevada. The total purchase commitment for this fiber network was $2.5 million, of which $1.3 million was paid to IDACOMM as a deposit in June 2005. As of March 31, 2006, all segments of the fiber network were completed and accepted. Accordingly, the $2.5 million cost of the fiber has been included within “Property and Equipment” as fiber optic network as of March 31, 2006. As of March 31, 2006, the remaining purchase price of $1.2 million has been accrued within “Accrued Other Expenses” and was subsequently paid in April 2006.

(7) LINE OF CREDIT

The Company’s agreement with a lending institution provides the Company with a revolving line of credit facility of up to $7.5 million, secured by certain customer accounts receivable. The agreement was due to expire on April 24, 2006 before it was extended to June 23, 2006. This credit facility bears an interest rate equal to the prime lending rate plus two percent (2%) per annum. At March 31, 2006, the Company had $7.5 million in availability under this agreement. Interest expense related to the line of credit (consisting of the allocable portion of the annual commitment fee) was $0.1 million for the three months ended March 31, 2006 and 2005. The Company has not borrowed under the line of credit during 2006 and has no outstanding balance as of March 31, 2006.

(8) CAPITAL LEASE OBLIGATIONS

Capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Capital lease obligations	$23,475	$23,660
Less current portion	(554)	(540)
	$22,921	$23,120

The following is the leased property under capital leases by major classes (in thousands):

	March 31,	December 31,
	2006	2005
Fiber optic network	$8,033	$8,033
Office equipment and other	191	162
	8,224	8,195
Less: accumulated amortization	(724)	(577)
	$7,500	$7,618

The capital lease obligations have terms that range from 2 to 16 years. The following table shows the future minimum lease payments under capital leases for each of the next five years ending December 31 and periods thereafter (in thousands):

Remaining 2006	$2,458
2007	4,041
2008	4,041
2009	4,000
2010	3,986
Thereafter	39,805
Total minimum lease payments	58,331
Less: amounts representing interest	(34,856)
Net present value of capital lease obligations	$23,475

(9) ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

The Company has contractual obligations to remove certain assets associated with lease agreements upon termination of the agreements. The Company has recorded a liability and asset for the present value of the estimated future exit costs associated with the related asset retirement obligations, which have been recorded within other long-term liabilities and property and equipment, respectively, in the consolidated balance sheet. The liability was established by calculating the present value of the asset retirement obligation using a discount rate of 19.60% over a period that is representative of the estimated useful life of the related assets. Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is a component of depreciation and amortization on the consolidated statements of operations.

The following table is a reconciliation of the beginning and ending asset retirement obligations (in thousands):

Balance as of December 31, 2005	$398
Accretion	18
Balance as of March 31, 2006	$416

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

(10) COMMITMENTS AND CONTINGENCIES

Lease Obligations and Purchase Commitments

The Company has entered into various operating lease agreements with expirations through 2015 for its switching facilities and offices (the “Operating Lease Obligations”). Rent expense included in continuing operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Rent expense	$2,115	$2,180

In the ordinary course of business, the Company enters into purchase agreements with its vendors. As of March 31, 2006, the Company had total unfulfilled purchase commitments with vendors of $3.0 million. The Company also has various agreements with certain carriers for transport, long distance and other network services. At March 31, 2006, the Company’s minimum commitment under these agreements is $14.4 million, which expire through December 2022.

As of March 31, 2006, the Company is obligated to make cash payments in connection with various lease obligations and purchase commitments. All of these obligations require cash payments to be made by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and others require payments upon early termination, if any. Included in the table below are obligations for continuing operations as of March 31, 2006 (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Operating lease obligations	$5,700	$6,599	$4,867	$3,478	$1,661	$1,739
Circuit lease obligations	5,777	3,583	894	528	451	3,159
Purchase commitments	2,991	—	—	—	—	—
Total	$14,468	$10,182	$5,761	$4,006	$2,112	$4,898

As provided in the asset sale agreements for the Company’s discontinued markets sold to third parties in 2003, the purchasers of these assets assumed the liabilities associated with the markets acquired. However, the Company remains contingently liable for several of the obligations in these markets. The Company is guarantor of future lease obligations with expirations through 2015. The guarantees arose from the assignment of leases resulting from the asset sales. The Company is fully liable for all obligations under the terms of the leases in the event that the assignee fails to pay any sums due under the lease. The remaining maximum potential amount of future payments the Company could be required to make under the guarantees at March 31, 2006 was $7.3 million. No payments have been made to date and none are expected to be required to be made in the future. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” the fair value of these obligations is limited and accordingly no liability was recorded on the Company’s consolidated balance sheet at March 31, 2006 or December 31, 2005.

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

Minimum Revenue Guarantees

The Company has adopted FSP No. FIN 45-3 “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or its Owners,” effective January 1, 2006. The Company has not issued or modified any new minimum revenue guarantees since the adoption of FSP No. FIN 45-3 and has therefore not recognized any liability.

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

On February 17, 2005, a class action lawsuit was commenced against the Company, alleging violations of California Labor Code Sections 2802 and 2804. The group of plaintiffs attempting to be formed and certified as a class would have included the Company’s sales representatives in California for the past four years. The plaintiffs were seeking to recover what they claimed to be unreimbursed expenses incurred in the performance of their duties, including additional mileage reimbursement. The Company settled the action pursuant to a Memorandum of Understanding dated March 7, 2006. The settlement is subject to approval by the Superior Court of the State of California for the County of Los Angeles. The settlement will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Interconnection Agreements

In the ordinary course of business, the Company has negotiated interconnection agreements with SBC Corp. (now known as AT&T) including its California and Illinois subsidiaries, Sprint Nevada and Verizon California. These agreements specify the terms and conditions under which the Company leases unbundled network elements (“UNEs”) including type of UNE, price, delivery schedule, and maintenance and service levels. The term of these agreements is generally two years. While the initial terms have expired, the agreements provide for continued enforceability while the parties negotiate and, if necessary, arbitrate the terms and conditions of a new agreement or amendments to existing agreements. Although the Company is not currently negotiating new agreements, the Company is in the process of amending its interconnection agreements to conform to the Triennial Review Order and Triennial Review Remand Order (“TRO/TRRO”). Amendments are expected to be completed in the second quarter of 2006.

The Company has no minimum purchase obligations for UNEs and pays for only those UNEs it orders and receives. While the Company has no performance requirements imposed upon it, the incumbent carriers must perform at specified levels, generally at a parity level with the same services provided to the incumbent's retail customers. To the extent the services of the local exchange carriers are used, the Company and its customers are subject to the quality of service, equipment failures and service interruptions of the local exchange carriers.

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

Sales Tax and Property Tax Reserves

The Company maintains reserves for estimated exposure for various sales and use taxes that taxing jurisdictions may claim as being owed due to interpretations of state and local regulations as well as for positions taken related to the underlying taxable base of capital expenditures made in the past by the Company. Similarly, reserves are maintained for positions taken on the assessment basis used to pay certain property taxes to various state and local taxing jurisdictions. The Company believes that all such reserves are appropriately recorded in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” at March 31, 2006 and December 31, 2005.

(11) DISCONTINUED OPERATIONS

The Company’s March 31, 2006 consolidated balance sheet reflects a $0.1 million receivable related to asset sales from discontinued markets. This receivable has been included in other receivables in the consolidated balance sheets and the balance is being held in escrow by a third party escrow agent. No allowance for doubtful accounts for this receivable has been established as the Company received a net disbursement of $0.1 million from escrow in February 2006 representing $0.3 million of proceeds from the sale of assets from discontinued operations net of $0.2 million of costs associated with that sale and expects to receive the remaining $0.1 million, net of expenses chargeable to the Company of $0.1 million included in accrued other expenses on the consolidated balance sheet, before the end of 2006.

The operating revenues and expenses of the Company’s discontinued markets have been classified as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for all periods presented. Income (loss) related to these discontinued markets was as follows for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Operating income (expense)	$80	$(32)

For the three months ended March 31, 2006, the Company recognized $0.1 million of income from discontinued operations, which is primarily driven by the settlement of its lease obligations with the landlord of its Tampa, Florida discontinued market. The loss from discontinued operations for the three months ended March 31, 2005, is primarily comprised of rental expense in the Tampa, Florida market.

(12) INCOME (LOSS) PER COMMON SHARE

SFAS No. 128, "Earnings Per Share," requires the Company to calculate its income (loss) per common share based on basic and diluted income (loss) per common share, as defined. Basic income (loss) per common share for the three months ended March 31, 2006 and 2005 were computed by dividing the income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share for the three months ended March 31, 2006 and 2005 were computed by dividing the income (loss) applicable to common stockholders by the weighted average number of shares of common stock and potential common stock outstanding during the period. The Company’s potential common stock consists of its equity awards that are convertible into stock such as its options, warrants and restricted shares, which do not have an antidilutive effect on income (loss) per share. The inclusion of potential common stock in this calculation for the quarters ended March 31, 2006 and 2005 did not result in a change to basic income (loss) per common share amounts. As of March 31, 2006 and 2005, the Company had outstanding 5,056,022 and 1,402,206 options, warrants and restricted shares, respectively, which were convertible into common shares that were not included in the calculation of diluted income per common share because the effect would be antidilutive.

The following table summarizes the calculation of basic and diluted (loss) income per common share (in thousands, except common share and per common share amounts):

	Three Months Ended
	March 31,
	2006	2005
Basic income (loss) per common share
Income from continuing operations	$72	$3,877
Income (loss) from discontinued operations	80	(32)
Net income	$152	$3,845

Weighted average common shares outstanding	91,671,787	91,331,930

Basic income from continuing operations per common share	$0.00	$0.04
Basic income (loss) from discontinued operations per common share	0.00	(0.00)
Basic net income per common share	$0.00	$0.04

Diluted income (loss) per common share
Income from continuing operations	$72	$3,877
Income (loss) from discontinued operations	80	(32)
Net income	$152	$3,845

Weighted average common shares outstanding - basic	91,671,787	91,331,930
Dilutive effect of options, warrants and restricted shares - treasury stock method	9,267,719	10,779,436
Common shares and common share equivalents	100,939,506	102,111,366

Diluted income from continuing operations per common share	$0.00	$0.04
Diluted income (loss) from discontinued operations per common share	0.00	(0.00)
Diluted net income per common share	$0.00	$0.04

(13) OPERATING SEGMENTS

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

Products and Services

The Company classifies its products and services into various revenue categories as shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Plain old telephone service (“POTS”)/DSL	$19,490	$21,216
T1 based products and services	17,991	13,659
Private lines	4,571	4,343
Long distance and other usage	4,927	4,838
Switched access	2,979	3,670
Total operating revenue	$49,958	$47,726

(14) SUBSEQUENT EVENT

On May 5, 2006, the Company signed a definitive agreement to be acquired by U.S. TelePacific Holding Corp. (TelePacific), a privately held company that provides telecommunications services to businesses in California and Las Vegas, Nevada. Under the terms of the agreement, TelePacific will pay $1.92 in cash per Mpower share, which equates to a total equity value of approximately $204 million. TelePacific will finance the acquisition through a fully committed senior credit facility arranged by Credit Suisse. The transaction has been approved by the Company’s and TelePacific’s boards of directors but still requires the approval of the Company’s shareholders and other customary conditions including the receipt of applicable state and federal regulatory approvals. The transaction is expected to close in the third quarter of 2006. The definitive agreement provides for the Company to pay TelePacific $6 million as a non-refundable fee plus reimburse them for transaction expenses of up to $2 million if the Company terminates the agreement under certain conditions. TelePacific has provided a $6 million letter of credit that the Company can draw down on as partial satisfaction for damages incurred in the event of termination by TelePacific under certain conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following Management's Discussion and Analysis ("MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited interim condensed consolidated financial statements, the accompanying condensed financial notes ("Notes") appearing elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2005. The overview provides our perspective on the individual sections of MD&A, which include the following:

Executive Summary - an executive review of our performance for the three months ended March 31, 2006.

Company Overview - a general description of our business, the services we offer and the markets we serve.

Liquidity and Capital Resources - an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of balance sheet and cash flow items affecting liquidity.

Results from Continuing Operations - an analysis of our results of operations for the three months ended March 31, 2006 and 2005, including a review of the material items and known trends and uncertainties.

Discontinued Operations - an analysis of our discontinued operations for the three months ended March 31, 2006 and 2005.

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

Executive Summary

On May 5, 2006, we signed a definitive agreement to be acquired by U.S. TelePacific Holding Corp. (TelePacific), a privately held company that provides telecommunications services to businesses in California and Las Vegas, Nevada. Under the terms of the agreement, TelePacific will pay $1.92 in cash per Mpower share, which equates to a total equity value of approximately $204 million. TelePacific will finance the acquisition through a fully committed senior credit facility arranged by Credit Suisse. The transaction has been approved by our and TelePacific’s boards of directors but still requires the approval of our shareholders and other customary conditions including the receipt of applicable state and federal regulatory approvals. The transaction is expected to close in the third quarter of 2006. The definitive agreement provides for us to pay TelePacific $6 million as a non-refundable fee plus reimburse them for transaction expenses of up to $2 million if we terminate the agreement under certain conditions. TelePacific has provided a $6 million letter of credit that we can draw down on as partial satisfaction for damages incurred in the event of termination by TelePacific under certain conditions.

Our total operating revenues for the first quarter of 2006 were $50.0 million, up 2% over the fourth quarter of 2005, and up 5% over the first quarter of 2005. Core customer revenues were $47.0 million in the first quarter of 2006 compared to $45.9 million and $44.0 million in the fourth quarter of 2005 and first quarter of 2005, respectively. We implemented a price increase in the third quarter of 2005 that resulted in $1.5 million of additional revenue in the first quarter of 2006.

Continuing our evolution from a plain old telephone service (“POTS”) and DSL business to a facilities-based T1 platform company, T1 based recurring customer revenue increased 7% over the fourth quarter of 2005. This growth is due to a number of factors including our sales efforts across all channels, T1 customer churn of only 1.7% in the first quarter of 2006 and the price increase implemented in August 2005 which increased first quarter T1 platform revenues by $0.6 million. Our T1 platform products now represent 54% of our total monthly recurring revenue with 74% of our first quarter 2006 new recurring revenue being installed on our T1 platform.

In the first quarter of 2006, we signed agreements with three UNE-P companies to carry their traffic on our network. No revenue has been generated to date but all the new agreements are three year agreements that will generate a total of approximately $0.1 million in monthly revenue when fully provisioned. We are continually looking for more of these kinds of relationships.

We classify our products and services into various revenue categories as shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Plain old telephone service (“POTS”)/DSL	$19,490	$21,216
T1 based products and services	17,991	13,659
Private lines	4,571	4,343
Long distance and other usage	4,927	4,838
Switched access	2,979	3,670
Total operating revenue	$49,958	$47,726

We continue to be challenged in our ability to grow our direct sales force. We ended the first quarter of 2006 with 108 quota-carrying sales people. This compares to 117 at December 31, 2005. Our training and recruiting efforts are focused on obtaining sales people who will be productive and long-term, and we continue to aggressively look for qualified candidates to add to our direct sales force. Excluding quota-carrying sales people, our headcount increased from December 31, 2005 by 72 to 728 at March 31, 2006.

In addition to our direct sales force and our growing agent channel, we recognize the need to sell more through “partner” channels such as value-added resellers or equipment systems integrators as we evolve to selling into larger business customers. We are investing in project management resources, enhanced back office systems and dedicated sales and engineering resources to support this sales channel opportunity.

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

At March 31, 2006, we believe we are poised to fully benefit from the integration of ICG’s California customer base and network. All significant back-office functions have now been integrated into the Mpower system and all customer traffic has been re-routed from ICG’s switch facilities to our network. We are pleased that these conversions have been largely on our expected timetable and with minimal impact to our customers.

We continue to make progress on our various network initiatives including the installation of a new soft switch in Los Angeles (now completed) and the construction of a new switch facility in Las Vegas to replace the existing facility in that market (replacement scheduled for May 2006). In March 2006, we accepted the completed fiber network acquired from IDACOMM that will put our switch and 12 Las Vegas market collocations on owned fiber. We continue various other network grooming activities designed to lower our operating costs and position us for adding further growth onto our fixed network.

We ended the first quarter of 2006 with $25.5 million of unrestricted cash, cash equivalents and short and long-term investments available-for-sale, as compared to $28.4 million at the end of the fourth quarter of 2005. This decrease was expected and reflects our results from operations, changes in working capital accounts (including the payment of an extra payroll in March as we pay on a bi-weekly basis), first quarter 2006 cash outlays for capital expenditures of $4.2 million and scheduled capitalized lease payments of $1.8 million made in the quarter.

We actively participate in various regulatory proceedings in order to monitor Federal or state matters that could impact our business.

Company Overview

We were one of the first facilities-based competitive local telephone companies founded after the inception of the Telecommunications Act of 1996, which opened up the local telephone market to competition. Today, we offer local and long distance voice services as well as high-speed Internet access and voice over internet protocol (“VOIP”) by way of a variety of broadband product and service offerings over our own network of collocations, switches and fiber network. Our fiber network includes a 1,412 route mile state-wide fiber ring in California, a 141 route mile fiber network in Las Vegas and 915 miles of metropolitan fiber rings that connect 128 commercial buildings. All of our services are offered through our wholly-owned subsidiary, Mpower Communications Corp. (“Communications”) primarily to small and medium-sized business customers in all of our markets and residential customers primarily in the Las Vegas market. Our markets include Los Angeles, California, San Diego, California, Northern California (the San Francisco Bay area and Sacramento), Las Vegas, Nevada and Chicago, Illinois.

As a facilities-based provider, we own and control a substantial amount of our network infrastructure. Our network reaches across 297 central office collocation sites. We also sell T1 services to customers using facilities that do not directly connect to these collocation sites. We refer to this as “off-network.” Having off-network facilities increases the number of our potential customers. We have seven switches in our network, including one Lucent “soft switch” we installed in our Los Angeles market. A soft switch enables us to provide more features to our customers at lower on-going operating costs and less capital expenditures than traditional Class 5 switch equipment.

In addition to our deep collocation and switching infrastructure, we also own a fiber network comprised of a statewide SONET-based fiber network in California and a 141 route mile fiber network with three survivable rings in Las Vegas. This fiber network allows us to offer new products such as private line, accelerate our speed-to-market with IP Centrex capabilities, including VOIP, position us as a strong player in the wholesale market, and reduce our reliance on the Incumbent Local Exchange Carriers (ILECs).

As of May 2006, we have approximately 830 employees. We have established working relationships with Verizon, Sprint, and AT&T (formerly known as SBC, including its operating subsidiaries PacBell and Ameritech).

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

In February 2005, we entered into an amendment to the lease with our landlord for our switch site in Las Vegas, Nevada. Under the amendment, our landlord paid us the sum of $7.7 million of cash and agreed to $0.3 million in rent abatement in consideration for our agreement to terminate our lease early and vacate the switch site by June 30, 2006. The rent abatement applies to our rent obligations from February 1, 2005 through June 30, 2006. In addition, in the event we needed to supply fiber optic cable to our new location, the landlord agreed to reimburse us for the actual costs incurred up to $0.5 million. In April 2006, we received this full reimbursement from the landlord. We are expending a portion of the $7.7 million to construct a new switch facility in the Las Vegas market, so that the new switch will be operational prior to closing the old switch and vacating the existing premises. The new switch will be fully operational by the end of the second quarter of 2006. Through March 31, 2006, approximately $3.5 million has been expended, of which approximately $0.8 million was incurred during the first quarter of 2006. We expect that most of the cash expenditures associated with this relocation will be spent by September 30, 2006.

Developing and maintaining our network and business has required and will continue to require us to incur capital expenditures primarily consisting of the costs of purchasing network and customer premise equipment and maintaining our operations support system. Cash outlays for capital expenditures for the three months ended March 31, 2006 were $4.2 million, which is exclusive of capitalized labor of $0.4 million for the three months ended March 31, 2006. In June 2005, we paid a $1.3 million deposit, which is approximately one half of the total purchase price, for a 141-route mile fiber network with three fully survivable rings in Las Vegas. As of March 31, 2006 we have received title to the 141-route mile fiber network. Accordingly the $2.5 million price of the fiber has been included within “Property and Equipment” as fiber optic network as of March 31, 2006. As of March 31, 2006, the remaining purchase price of $1.2 million has been accrued within “Accrued Other Expenses” and was subsequently paid in April 2006.

As of March 31, 2006, we had $25.5 million in unrestricted cash and cash equivalents and short and long-term investments available-for-sale. We believe that our cash balances, when combined with our cash flow from operations, will generate enough liquidity to fully fund our operations and our capital expenditures on a continuing basis. Based on our current business plan, we do not expect to draw from our $7.5 million line of credit during the remainder of its current term. The line of credit was renewed before scheduled expiration in April 2006 and now expires on June 23, 2006. Our investments available-for-sale consists of auction rate securities, government agency notes, certificates of deposit and corporate bonds. All investments are made in accordance with our investment policy and guidelines approved by our board of directors.

Cash Flow Discussion

In summary, our cash flows for the three months ended March 31, 2006, were as follows (in thousands):

Three Months Ended March 31, 2006
Net cash provided by operating activities	$1,304
Net cash used in investing activities	$(4,125)
Net cash used in financing activities	$(218)

The above summary of cash flows includes cash and cash equivalents.

At March 31, 2006, cash, cash equivalents and short and long-term investments available-for-sale were $25.5 million. This balance has the following components (in thousands):

Cash and cash equivalents	$15,239
Investments available-for-sale	8,621
Long-term investments available-for-sale	1,683
Total at March 31, 2006	$25,543

Cash Flows from Operating Activities and Investing Activities

Our cash flows from operating and investing activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Net cash provided by operating activities	$1,304	$2,950

Cash flows from investing activities:
Purchases of property and equipment, net of payables	$(4,177)	$(4,333)
Proceeds from sale of assets from continuing operations	—	13
Proceeds from sale of assets from discontinued operations	316	1,000
Costs associated with sale of assets from discontinued operations	(200)	—
Purchase of investments available-for-sale, net	(2,461)	(566)
Sale of investments available-for-sale, net	2,305	500
Sale (purchase) of restricted investments, net	92	(30)
Other	—	85
Net cash used in investing activities	$(4,125)	$(3,331)

Operating Activities: Cash flows from operating activities were $1.3 million for the three months ended March 31, 2006. This is a decrease of $1.6 million compared to the three months ended March 31, 2005. The decrease is primarily a result of a reduction in accounts payable due to significant payments for services delivered at the end of 2005 not paid for until the first quarter of 2006, timing differences in other working capital accounts and the impact in 2005 of the $7.7 million we received in February 2005 for the Las Vegas switch site lease amendment.

Investing Activities: For the three months ended March 31, 2006 we used $4.1 million in cash for investing activities compared to $3.3 million for the three months ended March 31, 2005. The cash used in 2006 primarily represents the investment of $4.2 million in capital expenditures. The cash used in 2005 primarily represents the investment of $4.3 million in capital expenditures, partially offset by $1.0 million of funds received from escrowed amounts related to previous asset sales from discontinued operations.

Cash Flows from Financing Activities

Our cash flows from financing are summarized as follows (in thousands):
	Three Months Ended March 31,
	2006	2005
Cash flows (used in) provided by financing activities:
Payments on capital lease obligations	$(214)	$(1,837)
Payment of deferred debt financing costs	(33)	—
Proceeds from the issuance of common stock, net of costs	29	2,522
Net cash (used in) provided by financing activities	$(218)	$685

Financing Activities: For the three months ended March 31, 2006, we used $0.2 million of cash for financing activities. For the three months ended March 31, 2005, we were provided $0.7 million of cash from financing activities. The cash used in 2006 primarily represents cash paid on capital lease obligations. The cash provided in 2005 primarily represents the proceeds from the issuance of common stock to MCCC ICG Holdings, LLC (“MCCC”) in connection with the acquisition of ICG California, offset by cash paid on capital lease obligations. As a result of the ICG California acquisition, we have assumed $21.2 million of capital lease obligations.

Commitments and Contingencies

In the ordinary course of business, we enter into purchase agreements with our vendors. As of March 31, 2006, we had total unfulfilled purchase commitments with vendors of $3.0 million. We also have various agreements with certain carriers for transport, long distance and other network services. At March 31, 2006, our minimum commitments under these agreements are $14.4 million, which expire through December 2022.

We have certain capital leases, including certain long-term leases for our fiber network. The capital lease obligations have terms that range from 2 to 16 years.

Included in the table below are obligations for continuing operations as of March 31, 2006 (in thousands):
	2006	2007	2008	2009	2010	Thereafter
Operating lease obligations	$5,700	$6,599	$4,867	$3,478	$1,661	$1,739
Circuit lease obligations	5,777	3,583	894	528	451	3,159
Purchase commitments	2,991	—	—	—	—	—
Capital lease obligations, including interest	2,458	4,041	4,041	4,000	3,986	39,805
Total	$16,926	$14,223	$9,802	$8,006	$6,098	$44,703

As provided in the asset sale agreements for the discontinued markets sold to third parties in 2003, the purchasers of these assets assumed the liabilities associated with the markets acquired. However, we remain contingently liable for several of the obligations in these markets. We are guarantor of future lease obligations with expirations through 2015. The guarantees arose from the assignment of leases associated with the asset sales. We are fully liable for all obligations under the terms of the leases in the event that the assignee fails to pay any sums due under the lease. The remaining maximum potential amount of future payments we could be required to make under the guarantees at March 31, 2006 was $7.3 million. No payments have been made to date and none are expected to be required to be made in the future. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” the fair value of these obligations is limited and accordingly no liability was recorded on our consolidated balance sheet at March 31, 2006 or December 31, 2005.

Minimum Revenue Guarantees

We have adopted FSP No. FIN 45-3 “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or its Owners,” effective January 1, 2006. We have not issued or modified any new minimum revenue guarantees since the adoption of FSP No. FIN 45-3 and have therefore not recognized any liability.

Results from Continuing Operations

Analysis of Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (in thousands):
	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005		Percentage Change Increase/ (Decrease)
	$	% of Revenue	$	% of Revenue	2006 vs. 2005
Operating revenues
Core customer trade revenue	$46,979	94%	$44,056	92%	7%
Switched access revenue	2,979	6%	3,670	8%	(19)%
Total revenue	49,958	100%	47,726	100%	5%
Cost of operating revenues (1)	21,677	43%	21,835	46%	(1)%
Selling, general and administrative (2)	22,915	46%	22,730	48%	1%
Other operating expenses	4,669	9%	5,601	12%	(17)%
Interest income	(263)	*	(183)	*	*
Interest expense	937	*	1,167	*	*
Other income	(49)	*	(7,301)	*	*
Income from continuing operations	72	*	3,877	*	(98)%
Discontinued operations:
Income (loss) from discontinued operations	80	*	(32)	*	*
Net income	$152	*	$3,845	*	(96)%

*	Calculation is not meaningful.

(1)	Exclusive of depreciation and amortization of $3,885 and $3,512 for the three months ended March 31, 2006 and 2005, respectively.

(2)	Exclusive of depreciation and amortization of $784 and $2,089 for the three months ended March 31, 2006 and 2005, respectively.

Quarterly Comparison - March 31, 2006 vs. March 31, 2005

Comparison of Financial Results

Our operational results for the three months ended March 31, 2006 are discussed below. Results from discontinued operations have been excluded from this comparison.

Operating Revenues. Revenue for the quarter ended March 31, 2006 was $50.0 million as compared to $47.7 million for the quarter ended March 31, 2005. The 5% or $2.3 million increase was primarily due to:

•	An increase of $4.3 million in our higher-end integrated voice and data services revenue resulting from an increase of approximately 2,700 average loops in service.
•	An increase of $0.2 million in our private line revenue due to an increase of approximately 400 average private lines in service.
•
An increase of $0.1 million in our toll and usage revenue primarily caused by an increase in long distance of $0.3 million, due to an increase in the minutes of use per customer offset by a decrease in directory assistance/operator service of $0.2 million.

These increases were offset by:

•
A decrease in plain old telephone service (“POTS”) revenue of $1.7 million, primarily the result of an average of 21,200 fewer POTS billable lines in service for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005.

•
A decrease of $0.7 million in switched access revenues caused by a decrease of $0.4 million in Primary Interexchange Carrier Charge (“PICC”) revenue, a decrease of $0.1 million due to a reduction in the types of the Intralata toll traffic we agreed to bill to one of the ILECs beginning in April 2005, and a decrease of $0.2 million of reciprocal compensation billed to the ILECs.

Cost of Operating Revenues. Cost of operating revenues (excluding depreciation and amortization which is stated separately) for the quarter ended March 31, 2006 was $21.7 million as compared to $21.8 million for the quarter ended March 31, 2005. The 1% or $0.1 million decrease was primarily due to:

•
A $0.8 million or 24% increase in the cost of T1 services for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005. This increase is a result of a continued shift of our sales focus from POTS to our T1 platform.

•	An increase of $0.3 million in the quarter ended March 31, 2006 due to favorable settlements with ILECs, which reduced the cost of operating revenues in the quarter ended March 31, 2005.

These increases were offset by:

•
A decrease of $0.7 million or 10% in loop expense resulting from a reduction of POTS lines. This reduction in expense is a result of the continued focus on selling T1 or higher capacity circuits and less focus on selling POTS.

•	A decrease in network access expense of $0.2 million or 5% from the grooming of the network infrastructure in relation to the turn down of the nine ICG Lucent switches in 2005.
•	A reduction of switch rents of $0.1 million associated with the turn-down of the Sacramento switch location.

Selling, General and Administrative. For the quarter ended March 31, 2006, selling, general and administrative expenses (excluding depreciation and amortization which is stated separately) totaled $22.9 million, a 1% or $0.2 million increase from the $22.7 million for the quarter ended March 31, 2005. The increase is primarily due to:

•
A $1.2 million increase in salary, wages and benefit related expenses. This is primarily the result of an increase in average headcount from approximately 770 employees for the quarter ended March 31, 2005 to approximately 810 employees for the quarter ended March 31, 2006, due to the growth of our business combined with the impact of annual salary increases of approximately 3.5%.

•
A $0.4 million increase in agent commissions as a result of significant revenue growth within the independent agent sales channel and changes made to our agent commission structure for competitive reasons.

•
A $0.4 million increase in stock based compensation expense for share-based payments resulting from the adoption of FAS 123R effective January 1, 2006. See note 2 to the financial statements for additional information related to share-based transactions.

These increases were offset by:

•
Additional expenses of $0.8 million incurred during the first quarter of 2005 pursuant to our transition services agreement with ICG under which certain services related to the acquired operations of ICG California were performed for us by ICG. These services primarily related to accounting, billing, collections, provisioning, call center and network support. We have not incurred any transition services during the first quarter of 2006 and do not expect to incur any additional expenses in the future.

•
Additional expenses of $0.9 million incurred during the first quarter of 2005 for incremental transition expenses related to the integration of assets as a result of the ICG California acquisition on January 1, 2005. We have not incurred any incremental transition expenses during the first quarter of 2006 and do not expect to incur any additional expenses in the future.

Depreciation and Amortization. For the quarters ended March 31, 2006 and 2005, depreciation and amortization were $4.7 million and $5.6 million, respectively. The decrease in depreciation and amortization is primarily attributable to a decrease in amortization expense resulting from one of our customer relationship intangible assets becoming fully amortized during 2005.

Interest Income. Interest income was $0.3 million for the quarter ended March 31, 2006 as compared to $0.2 million for the quarter ended March 31, 2005. Interest income is derived primarily from the investment of cash and cash equivalents, investments available-for-sale, and restricted cash and cash equivalents.

Interest Expense. Gross interest expense was $0.9 million and $1.2 million for the quarters ended March 31, 2006 and 2005, respectively. Interest expense includes interest on capital lease commitments and commitment fees and interest paid relating to our line of credit. The $0.3 million decrease in interest expense is primarily driven by an adjustment to the estimated fair value of the capital lease obligations assumed from ICG, which was recorded in the second quarter of 2005.

Other Income. Other income for the quarter ended March 31, 2006 was $0.1 million. For the quarter ended March 31, 2005, we recorded $7.3 million of other income, which was primarily comprised of $7.2 million related to early termination of our Las Vegas, Nevada switch site lease, net of exit expenses. This was a one-time transaction and is not expected to occur again. We are spending a portion of the cash received on the construction of our replacement switch facility in Las Vegas during 2006.

Discontinued Operations

As of March 31, 2006, we have recorded a $0.1 million receivable related to asset sales from discontinued markets. This receivable has been included in other receivables in our consolidated balance sheets and the balance is being held in escrow by a third party escrow agent. No allowance for doubtful accounts for this receivable has been established as we received a net disbursement of $0.1 million from escrow in February 2006 representing $0.3 million of proceeds from the sale of assets from discontinued operations net of $0.2 million of costs associated with that sale of assets. We expect to receive the remaining $0.1 million, net of expenses chargeable to us of $0.1 million included in accrued other expenses on our consolidated balance sheet, before the end of the second quarter of 2006.

The operating revenues and expenses of our discontinued markets have been classified as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for all periods presented. Income (loss) related to these discontinued markets was as follows for the three months ended March 31, 2006 and 2005 (in thousands):
	Three Months Ended
	March 31,
	2006	2005
Operating income (expense)	$80	$(32)

For the three months ended March 31, 2006, we recognized $0.1 million of income from discontinued operations, which is primarily driven by the settlement of our lease obligations with the landlord of our Tampa, Florida discontinued market. The loss from discontinued operations, for the three months ended March 31, 2005, is primarily comprised of rental expense in the Tampa, Florida market.

Application of Critical Accounting Estimates

Our unaudited interim condensed consolidated financial statements and accompanying condensed notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in our notes to consolidated financial statements included in our Form 10-K for the year ended December 31, 2005. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates for us include: (i) revenue recognition on services, (ii) allowance for doubtful accounts, (iii) billing from network carriers, (iv) reserves for sales and property taxes, (v) deferred income taxes, (vi) impairment of long-lived assets and (vii) share-based payments. For additional discussion of these critical accounting estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2005.

Effects of New Accounting Standards

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" (FAS 123R) which requires us to measure and recognize compensation expense for all share-based payments at fair value. In addition, the FASB has issued a number of supplements to FAS 123R to guide the implementation of this new accounting pronouncement. Share-based payments include stock option grants and other equity-based awards granted under our long-term incentive and stock option plans. FAS 123R was effective beginning as of January 1, 2006. We use the Black-Scholes valuation model as the method for determining the fair value of our equity awards that we issue after January 1, 2006. We use the modified prospective transition method, which requires that compensation cost be recognized in our financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption (the “Existing Awards”) and requires that prior periods not be restated. FAS 123R also requires us to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting FAS 123R (the “APIC Pool”). In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R and reported in the Condensed Consolidated Statements of Cash Flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. We are currently in the process of evaluating the alternative methods.

Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). SFAS No. 154 requires that all voluntary changes in accounting principles be recognized as a retroactive restatement of all periods presented except when retroactive restatement is impracticable. In addition, SFAS No. 154 also requires that a change in depreciation method be accounted for as a change in accounting estimate that is affected by a change in accounting principle, which would be accounted for in the period of change if the change affects that period and also in future periods if the change affects both the period of change and future periods. SFAS No. 154 also eliminates paragraph 4 of APB 20, which specifies that APB 20 does not apply to changes made to comply with new pronouncements. This Statement requires that any change in an accounting principle made as a result of a new pronouncement be reported following the same guidance as that for voluntary changes in accounting principles unless the new pronouncement's transition provisions require another method. SFAS No. 154 is effective for years beginning after December 15, 2005. The adoption of SFAS 154 has not had a material impact on our consolidated results of operations or financial condition.

Minimum Revenue Guarantees Granted to a Business or Its Owners

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FIN 45-3,“Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” which amends paragraph 3 of FIN 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to include minimum revenue guarantees. FSP No. FIN 45-3 requires that a liability be recognized at inception for the fair value of the obligation to stand ready to perform under a guarantee, even if it is not probable that the contingent events that would cause payment will occur. FSP No. FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after the beginning of the first fiscal quarter following November 10, 2005, with disclosure requirements effective for any minimum revenue guarantee issued prior to the initial application of the FSP. The adoption of FSP No. FIN 45-3 has not had a material impact on our consolidated results of operations or financial condition.

Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution the reader that certain statements contained in this report regarding our and/or management’s intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We wish to caution the reader these forward-looking statements are not historical facts and are only estimates or predictions. Actual results, including projections with respect to our future operating performance, may differ materially from those projected as a result of risks and uncertainties including future sales growth, changes in federal or state telecommunications regulations, market acceptance of our product and service offerings, the liquidity of our common stock, our ability to secure adequate financing or equity capital to fund our operations and network expansion, our ability to manage growth and maintain a high level of customer service, the performance of our network and equipment, our ability to close the recently announced merger with U.S. TelePacific Holdings Corp., the effect the announced merger may have on our customers, prospective customers, employees and sales agents, the cooperation of incumbent local exchange carriers in provisioning lines and interconnecting our equipment, regulatory approval processes, the effect of regulatory decisions on our access charges and operating costs, changes in technology, price competition and other market conditions and risks. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use interest rate derivative instruments to manage our exposure to interest rate changes. The interest rate under our line of credit floats with the prime rate and therefore we do have exposure to interest rate changes as a result of our line of credit agreement. As of March 31, 2006, we did not have any outstanding borrowings under the line of credit.

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

(b)
Changes in internal control. There were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation and governmental proceedings in the ordinary course of our business, including some claims that we have asserted against others, in which monetary damages are sought. The result of current or future litigation is inherently unpredictable; however, we do not believe any asserted or pending litigation or governmental proceedings will have a material adverse effect on our financial position, results of operations or cash flows. A description of pending litigation and governmental proceedings is contained in our annual report on Form 10-K for the year ended December 31, 2005. The following updates the discussion in the Form 10-K for developments that have occurred since January 1, 2006.

On February 17, 2005, a class action lawsuit commenced against us, alleging violations of California Labor Code Sections 2802 and 2804. The group of plaintiffs attempting to be formed and certified as a class would have included our sales representatives in California for the past four years. The plaintiffs were seeking to recover what they claimed to be unreimbursed expenses incurred in the performance of their duties, including additional mileage reimbursement. We settled the action pursuant to a Memorandum of Understanding dated March 7, 2006. The settlement is subject to approval by the Superior Court of the State of California for the County of Los Angeles. The settlement will not have a material adverse effect on our financial position, results of operations or cash flows.

California

On March 20, 2006, the California Public Utilities Commissions (“CPUC”) adopted new rates in the Verizon unbundled network elements (“UNE”) rate case to set permanent rates for UNEs purchased by competitive carriers from Verizon in California. In 2003, the CPUC issued an interim rate order setting Verizon UNE rates at a level expected to be a close approximation of permanent rates (subject to a true up after permanent rates were determined). The new rates will increase the cost of 2-wire loops, but will decrease the cost of high-capacity digital loops. We do not believe the new rates or retroactive true up will have a material adverse effect on our business, financial condition, or results of operations. Verizon has subsequently filed a petition for rehearing certain aspects of the decision. The CPUC is expected to rule on the petition in the second quarter of 2006. We are not able to predict the outcome of Verizon’s petition or its effect on our business.

Illinois

On September 15, 2005, SBC (now known as AT&T) filed a collocation tariff in Illinois that would significantly change how power usage in CLEC facilities used to interconnect with the ILEC is measured and billed. The ICC stayed the tariff and opened a docket to investigate the proposed changes. The parties have submitted testimony and anticipate a decision by the ICC in the third quarter of 2006. We are unable to predict the outcome of this proceeding or its effect on our business.

FCC Triennial Review

The 2005 Triennial Review Remand Order modifying the unbundling obligations for UNEs that we purchase from ILECs affected relatively few wire centers where we are collocated. As a result, we have negotiated with the ILECs to purchase some high capacity loops and transport (less than 10% of our high capacity circuits) at regulated prices as special access. As relatively few circuits are affected, we do not believe these new rates will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Before you invest in shares of our securities, you should be aware of various risks, including the risks described in our annual report on Form 10-K for the year ended December 31, 2005. With the announced sale of our Company, the following risk factors should also be considered.

Uncertainty regarding the recently announced merger of Mpower and U.S. TelePacific Holdings Corp. may cause customers, suppliers and agent partners to delay or defer decisions concerning business with us, which may negatively affect our business.

The recently announced merger of Mpower and U.S. TelePacific Holdings Corp. on May 5, 2006 will happen only if stated conditions are met, including approval of the merger by our stockholders, regulatory approvals, and the absence of any material adverse effect on the business of either company. Many of these conditions are outside our control. Both parties also have stated rights to terminate the agreement. Accordingly, there may be uncertainty regarding the completion of the merger. This uncertainty may cause customers, suppliers and agent partners to delay or defer decisions concerning business with us, which could negatively affect our business. Customers, suppliers and agent partners may also seek to change existing agreements with us as a result of the merger. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on our business, regardless of whether the merger is ultimately completed.

Failure to complete the merger could cause our stock price to decline and could harm our business and operating results.

The agreement contains conditions which each party must satisfy to complete the transaction. In addition, the agreement may be terminated by either party under specified circumstances. If the merger is not completed for any reason, we may be subject to a number of risks, including the following:

•	the market price of our common stock may decline to the extent that the relevant current market price reflects a market assumption that the merger will be completed

•	many costs related to the merger, such as legal, accounting, financial advisor and financial printing fees, have to be paid regardless of whether the merger is completed

•	there may be substantial disruption to our business and distraction of our workforce and management team.

Item 2. Unregistered Sales of Equity and Use of Proceeds

On January 18, 2006, we announced that our board of directors had approved a stock repurchase program pursuant to Rule 10b-18 under which we are authorized to acquire up to $10 million of our outstanding common stock in the open market over a 12-month period expiring on January 18, 2007. As of March 31, 2006, we had not repurchased any of our outstanding common stock under this repurchase program.

Item 5. Other Information

On May 5, 2006, we signed a definitive agreement to be acquired by U.S. TelePacific Holdings Corp. (TelePacific), a privately held company that provides telecommunications services to businesses in California and Las Vegas, Nevada. Under the terms of the agreement, TelePacific will pay $1.92 in cash per Mpower share, which equates to a total equity value of approximately $204 million. TelePacific will finance the acquisition through a fully committed senior credit facility arranged by Credit Suisse. The transaction has been approved by our and TelePacific’s boards of directors but still requires the approval of our shareholders and other customary conditions including the receipt of applicable state and federal regulatory approvals. The transaction is expected to close in the third quarter of 2006. The definitive agreement provides for us to pay TelePacific $6 million as a non-refundable fee plus reimburse them for transaction expenses of up to $2 million if we terminate the agreement under certain conditions. TelePacific has provided a $6 million letter of credit that we can draw down on as partial satisfaction for damages incurred in the event of termination by TelePacific under certain conditions. The definitive agreement on Form 8-K was filed with the Commission on May 9, 2006.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

3.1	Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on July 30, 2002. (1)
3.2	Second Amended and Restated By-laws. (1)
3.3	Rights Agreement between Mpower Holding Corporation and Continental Stock Transfer & Trust Company as Rights Agent. (2)
3.4	Certificate of Designation for the Series A Preferred Stock. (3)
3.5	Amendment of Rights Agreement and Certificate of Compliance with Section 26 dated March 14, 2005, between Mpower Holding Corporation and Continental Stock Transfer & Trust Company. (4)
3.6	Amendment of Rights Agreement and Certificate of Compliance with Section 26 dated June 30, 2005, between Mpower Holding Corporation and Continental Stock Transfer & Trust Company. (5)
4.1	See the Second Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 and the Second Amended and Restated By-laws filed as Exhibit 3.2.
10.1	Separation of Employment Agreement dated January 5, 2006, between Mpower Communications Corp. and Steven Reimer. (6)
10.2	Separation of Employment Agreement dated January 5, 2006, between Mpower Communications Corp. and Roger Pachuta. (6)
10.3	Form of Non-Executive Restricted Stock Award Agreement. (7)
10.4	Form of Executive Restricted Stock Award Agreement. (7)
10.5	Alternative Form of Executive Restricted Stock Award Agreement. (7)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

(1)	Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on July 30, 2002.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (file No. 000-32941) filed with the Commission on July 16, 2003.

(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Commission on July 16, 2003.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2005.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPOWER HOLDING CORPORATION

Date: May 10, 2006	By:	/s/ Rolla P. Huff
Rolla P. Huff
Chief Executive Officer and Chairman of the Board

Date: May 10, 2006	By:	/s/ S. Gregory Clevenger
S. Gregory Clevenger
Executive Vice President - Chief Financial Officer